Form 10QSB
period 2007-06-30
Sunberta Resources Inc.
filed 2007-08-13
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-143597

Sunberta Resources Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	E.I.N. Number Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 Cove Park Road NE , Calgary, AB T3K 5XB
(Address of principal executive offices)

612-604-4914
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,102,100 common shares as of August 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheets as of June 30, 2007 and March 31, 2007;
F-2	Statements of Operations for the three months ended June 30, 2007 and period from September 19, 2006 (inception) to June 30, 2007;
F-3	Statement of Stockholders’ Deficit for the period from inception (September 19, 2006) to June 30, 2007;
F-4	Statements of Cash Flows for the three months ended June 30, 2007 and period from September 19, 2006 (inception) to June 30, 2007; and
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern	June 30 2007	March 31 2007
ASSETS
CURRENT ASSETS
Cash	$34,443	$59,848
Total current assets	34,443	59,848

FIXED ASSETS (Note 3)	1,357	1,430
MINERAL PROPERTIES (Note 4)	5,266	4,857

Total assets	$41,066	$66,135

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable including related party payable of $341 (Note 5)	$4,505	$8,573
Accrued liabilities	12,000	13,000
Total current liabilities	16,505	21,573

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 6)

STOCKHOLDERS' EQUITY
Common stock Authorized 75,000,000 shares at par value of $0.001 each Issued and outstanding 4,102,100	4,102	4,102
Additional paid-in capital	73,955	72,455
Accumulated deficit during exploration stage	(55,671)	(31,138)
Accumulated other comprehensive income (loss)	2,175	(857)
Total stockholders' equity	24,561	44,562

Total liabilities and stockholder's equity	$41,066	$66,135

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three months ended June 30, 2007	Cumulative from date of inception September 19, 2006 to June 30, 2007

EXPENSES
Consulting	$-	$3,710
Investor relations, promotion and entertainment	880	1,338
Exploration	4,239	12,751
Depreciation	188	901
Professional fees	14,455	27,455
Other administrative expenses	4,913	9,872
Total expenses	24,675	56,027

INTEREST INCOME	142	356

Net (loss) for the period	$(24,533)	$(55,671)

Other comprehensive income (loss)
Foreign currency translation	3,032	2,175

Comprehensive (loss)	$(21,501)	$(53,496)

Net loss per common share - basic and fully diluted:
Net (loss) for the period	$(0.01)

Weighted average number of common stock outstanding	4,102,100

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	Deficit Accumulated During Exploration Stage from Inception to June 30, 2007	Stockholders’ Equity
Beginning balance	-	$-	$-	$-	$-	$-
Shares issued pursuant to subscription November 15, 2006	2,600,000	2,600	-	23,400	-	26,000
Shares issued pursuant to subscriptions November 27, 2006	1,275,000	1,275	-	24,225	-	25,500
Shares issued for acquisition of subsidiary	100	-	-	107	-	107
Shares issued pursuant to subscriptions March 30, 2007	227,000	227	-	22,473	-	22,700
Non-cash services contributed by a director	-	-	-	2,250	-	2,250
Net loss for the year	-	-	(857)	-	(31,138)	(31,995)

Balance March 31, 2007	4,102,100	$4,102	$(857)	$72,455	$(31,138)	$44,562
Non-cash services contributed by a director	-	-	-	1,500	-	1,500
Net loss for the year	-	-	3,032	-	(24,533)	(21,501)

Balance June 30, 2007	4,102,100	$4,102	$2,175	$73,955	$(55,671)	$24,561

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three months ended June 30, 2007	Cumulative from date of inception September 19, 2006 to June 30, 2007
Cash (used in) operating activities:

Net (loss)	$(24,533)	$(55,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	1,500	3,750
Amortization of fixed assets	188	901
Net change in operating assets and liabilities:
Accounts payable	(4,068)	4,505
Accrued liabilities	(1,000)	12,000
Net cash (used in) operating activities
	(27,913)	(34,515)
Cash (used in) investing activities:

Purchase of fixed assets	-	(2,143)
Purchase of mining claims	-	(4,857)

Net cash (used in) investing activities	-	(7,000)

Cash from financing activities:
Issue of shares	-	74,307
Net cash from financing activities	-	74,307

Effect of exchange rate changes on cash	2,508	1,651

Increase in cash and cash equivalent	(25,405)	34,443

Cash, beginning of year	59,848	-
Cash, end of year	$34,443	$34,443

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Sunberta Resources Inc. (the “Company”) was incorporated in the State of Nevada on November 15, 2006. The Company is an exploration stage company which has as its principal business the acquisition and exploration of mineral claims.

On November 16, 2007 the Company acquired all the issued and outstanding shares of Sunberta Resources Inc. (“Sunberta Alberta”), an inactive corporation incorporated in the province of Alberta, Canada on September 19, 2006. Sunberta Alberta was registered as an extraprovincial company in British Columbia, Canada on November 15, 2006. The consideration for the acquisition of Sunberta Alberta was 100 shares of the Company.

In January, 2007 Sunberta Alberta acquired seven placer claim tenures on southern Vancouver Island, British Columbia, Canada. The Company has not presently determined whether its mineral claims contain mineral reserves that are economically recoverable.  The recoverability of amounts from the mineral claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development of the mineral claims and upon future profitable production or proceeds from the sale thereof.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Sunberta Alberta. All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at June 30, 2007, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost. Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at June 30, 2007, the Company did not have proven or probable reserves.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at June 30, 2007.

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives as follows:
Computer equipment      3 years

Foreign Currency

The operations of the Company are located in Canada. The Company maintains both U.S. Dollar and Canadian Dollar bank accounts. The functional currency is the Canadian Dollar. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in the functional currency are translated at the average exchange rate. Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into U.S. Dollars.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is equal to the basic loss per share for the three months ended June 30, 2007 because there are no common stock equivalents outstanding.

 SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Fair Value of Financial Instruments

The carrying value of cash and accounts payable at June 30, 2007 reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Income taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentrations

The Company is dependent on its Chief Executive Officer and business consultants for its operations. The loss of any of these individuals could impact the Company’s ability to carry on operations.

The Company’s operations are focussed on mineral claim tenures in two blocks of approximately 107 hectares each, six kilometers apart.

Exploration Stage

The Company entered the exploration stage upon its inception in the current year. Accordingly, income and expenses for the current year and cash flow for the current year equal income and expenses and cash flow on a cumulative basis since inception.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. If impairment is deemed to exist, the asset will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As at June 30, 2007, the Company does not believe any adjustment for impairment is required.

 SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

There were various other accounting standards and interpretations issued during 2006 or to June 30, 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2. BASIS OF PRESENTATION - GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $55,671 as of June 30, 2007. As of June 30, 2007, the Company had a total of $34,443 in cash, however this amount may be insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

The Company is in the process of exploring and evaluating its mineral properties and projects and has not yet determined whether these properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent on the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or sufficient proceeds from the disposition thereof.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

 SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

3. FIXED ASSETS

Fixed assets consist of the following:

Computer equipment	$2,326
Less: Accumulated depreciation	969
$1,357

4. MINERAL PROPERTIES

Mineral properties consist of the following mineral claim tenures:

Name	Number of claim tenures	Location	Area covered	Cost
Sombrio River	4	11km SE of Port Renfrew, British Columbia	106.933 hectares	$2,429
Loss Creek	3	17km SE of Port Renfrew, British Columbia	107.013 hectares	$2,428

				$4,857

The claims are subject to a requirement to either (1) complete exploration work on the claims valued at an amount stipulated by the government and pay a filing fee; or (2) pay a stipulated fee to the Province of British Columbia in lieu of completing exploration work. The stipulated amount in respect of these claims is anticipated to total approximately $7,500 during the upcoming two years. During the three months ended June 30, 2007 the Company paid a fee in the amount of $4,161 ($CAD 4,570) in lieu of exploration work to meet British Columbia requirements for good standing.

5. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

The Company has been provided with premises by its CEO for no charge. Accordingly, rent of $1,500 has been recorded in the three months ended June 30, 2007, and additional paid-in capital has been increased by the corresponding amount.

Accounts payable includes $341 due to the CEO for reimbursement of expenses incurred on behalf of the Company.

 SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

6.  INCOME TAXES

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada). The company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Loss for the three months	$(24,533)
Average statutory tax rate	35%

Expected income tax provision	$(8,587)
Unrecognized tax losses	8,587

Income tax expense	$--

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward	$8,587
Valuation allowance	(8,587)

Net deferred income tax assets	$-

The Company has net operating losses carried forward of approximately $55,671 for tax purposes which will expire in 2027 if not utilized.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation

We are an exploration stage company engaged in the acquisition, exploration and exploitation of mineral resource properties. We currently own a 100% interest in seven (7) adjoining mining claims, generally known as the Sombrio River and Loss Creek properties. They are located in south-west British Columbia. Our rights to the properties are limited to the exploration for and exploitation of gold placer deposits. Our business plan is to proceed with the exploration of the Sombrio River and Loss Creek mineral claims to determine whether they contain commercially viable gold deposits. We intend to proceed with a preliminary exploration program as recommended and explained below by our Consulting Geologist.

The preliminary exploration program recommended for the Sunberta placer claims includes road building to provide access to the claims, refraction seismic surveying on cut lines to determine thickness of potential placer gravels above bedrock, and evaluation of the placer gold potential in the gravels by use of a sluice box and assays of selected samples. The seismic lines should be 500 m in length and spaced 200 m apart. The sluice box should be operated by a 2 man crew working under the direction of a geologist; both Sombrio River and Loss Creek provide ample water for sluicing year round. The geologist should designate sample locations based on access to representative gravels at locations where adequate thickness of gravels is indicated by results of the seismic survey. The preliminary program should be focused on the downstream claims on the Sombrio River claim block (546350) and on the Loss Creek claim block (546358). On both properties the program should be devoted to developing data over a length of 400 m along the streams. This would entail running 3 seismic lines on the above claims and sluicing selected gravels over this length. It is believed that this preliminary assessment of the potential for economic grade placer gold will be adequate. If it develops that encouraging results are obtained from the preliminary program then work should be expanded to cover the entire properties. In the case of the Sombrio River claims this would involve seismic surveying and sluicing over an additional length of 1400 m; in the case of the Loss Creek claims, over an additional length of 1800 m.

There is a gravel road up the Sombrio River valley that terminates in a quarry approximately 1.0 kilometer from the south border of the claims. An old roadbed exists from the quarry and passes the length of the claims. This old road will have to be rebuilt to provide access through the property. It is recommended that the preliminary exploration program include rebuilding the road over a length of approximately 1.5 km; this would provide access to the south border of the claims and access over 0.5 km across the southernmost claim (546350). A preliminary estimate from a local contractor in British Columbia is a cost of approximately $43.35 per meter of road: estimated cost for 1.5 km of road building totals $65,025.

The gravel road up the Loss Creek valley is in adequate shape to provide access along the entire length of the claims. The road is overgrown along the sides but this could easily be cleared by line cutters.

A preliminary estimate of the cost to conduct surveys on 6 lines (Russ Hihnan of Frontier Geosciences, Inc. of North Vancouver) that includes managing the line cutting, gathering the survey data, interpretation of results, and mobilization-demobilization is approximately $21,675.

A transportable sluice box adequate for preliminary test work may be purchased for approximately $173.40.

Sluicing of gravels should be conducted under the direction of a consulting geologist over a period of approximately 3 weeks. At $867 per day for 25 days (including report), the geologist should cost approximately $21,675. The 2 men operating the sluice should be local workers at a cost of $433.50 per day per man for 20 days, totaling approximately $17,340.

A backhoe or front-end loader will be required during sluicing to transport gravels from selected sites to the streams for sluicing. An estimate for this work is approximately $13,005.

The geologist should submit representative samples for gold assay to a reputable assayer. The estimated cost for assays is approximately $4,335.

As described above, the recommended geological exploration program will cost approximately $157,794, summarized as follows:

Road construction	$65,025
Refraction seismic survey, line cutting	$21,675
Sluice box, transportation	$433.50
Geologist	$21,675
Sluice operators	$17,340
Backhoe or front-end loader	$13,005
Assays	$4,335
Contingency @ 10%	$14,305.50
Total	$157,794

We had $17,938 in working capital as of June 30, 2007. Accordingly, we are able to begin but not complete the preliminary exploration program without additional financing. We plan to raise up to $200,000 of additional capital during the next 12 to 18 months by seeking additional funds from existing investors or by offering equity securities to new investors. The risky nature of this enterprise and lack of tangible assets places other types of debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. However, Mr. Sundberg has agreed to loan us up to $100,000 as and when needed. This additional capital will allow us to complete preliminary exploration activities and perhaps begin additional activities as well, should we determine with our consulting geologist that this is advisable.

Once we receive the analysis of our preliminary exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with additional exploration. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the preliminary exploration program are sufficiently positive to enable us to proceed. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

In the event the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Sombrio River and Loss Creek mineral claims, we intend to seek out and acquire interests in North American mineral exploration properties, which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. If we are unable locate and acquire such a prospect, we may be forced to seek other business opportunities. Presently, we have not given any consideration to the acquisition of other exploration properties because we have only recently commenced our preliminary exploration program and have not received any results.

Upon the completion of preliminary exploration, or any additional programs, which are successful in identifying mineral deposits, we will have to spend substantial funds on further exploration and engineering studies before we know that we have a mineral reserve. A mineral reserve is a commercially viable mineral deposit.

Results of Operations for the three months ended June 30, 2007 and period from September 19, 2006 (inception) to June 30, 2007

We did not earn any revenues from inception through the period ending June 30, 2007. We do not anticipate earning revenues unless and until such time that we enter into commercial production of the Sombrio River and Loss Creek mineral claim, or other mineral claims we may acquire and develop. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on Sombrio River and Loss Creek mineral claims, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $24,675 for the three months ended June 30, 2007 and $56,027 from our inception on September 19, 2006 to June 30, 2007. The operating expenses for the three months ended June 30, 2007 included professional fees in connection with our corporate organization and current financial reporting in the amount of $14,455,, exploration expenses in the amount of $4,239, and office and administration expenses in the amount of $4,913. The operating expenses for the period from our inception on September 19, 2006 to June 30, 2007 included professional fees in the amount of $,27,455, exploration expenses in the amount of $12,751, and office and administration expenses in the amount of $9,872. The professional fees consisted of legal fees and accounting fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $24,533 for the period ended June 30, 2007 and $53,496 from our inception on September 19, 2006 to June 30, 2007.

Liquidity and Capital Resources

We had cash of $34,443 as our only current asset as of June 30, 2007. We had current liabilities of $16,505 as of June 30, 2007. We therefore had working capital of $17,938 as of June 30, 2007.

We have not attained profitable operations and will be dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2007, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. The ability of us to continue as a going concern is dependent on us obtaining adequate additional capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

Our ability to continue as a going concern is dependent upon our ability to successfully secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

There were various other accounting standards and interpretations issued during 2006 or to June 30, 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Kelly Sundberg. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2007, the registration statement filed on Form SB-2 (Commission file number 333-1399306) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 1,502,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunberta Resources Inc.

Date:	August 13, 2007

By: /s/ Kelly Sundberg Kelly Sundberg Title: Chief Executive Officer and Director