Form 10QSB
period 2007-09-30
Sunberta Resources Inc.
filed 2007-11-13
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-143597

Sunberta Resources Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	________________________________
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 Cove Park Road NE , Calgary, AB T3K 5XB
(Address of principal executive offices)

612-604-4914
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,102,100 common shares as of September 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheets as of September 30, 2007 and March 31, 2007;

F-2	Statements of Operations for the three and six months ended September 30, 2007 and period from September 19, 2006 (inception) to September 30, 2007;

F-3	Statement of Stockholders’ Deficit for the period from inception (September 19, 2006) to September 30, 2007;

F-4	Statements of Cash Flows for the six months ended September 30, 2007 and period from September 19, 2006 (inception) to September 30, 2007; and

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management
Note 2 - Basis of Presentation - going concern

	September 30, 2007	March 31, 2007
ASSETS

CURRENT ASSETS
Cash	$21,868	$59,848
Total current assets	21,868	59,848

FIXED ASSETS (Note 3)	1,245	1,430
MINERAL PROPERTIES (Note 4)	5,638	4,857

Total assets	$28,751	$66,135

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable including related party payable of $365 (Note 5)	$12,210	$8,573
Accrued liabilities	10,500	13,000
Total current liabilities	22,710	21,573

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 6)

STOCKHOLDERS' EQUITY
Common stock
Authorized 75,000,000 shares at par value of $0.001 each Issued and outstanding 4,102,100	4,102	4,102
Additional paid-in capital	75,455	72,455
Accumulated deficit during exploration stage	(78,006)	(31,138
Accumulated other comprehensive income (loss)	4,490	(857)
Total stockholders' equity	6,041	44,562

Total liabilities and stockholder's equity	$28,751	$66,135
The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three months ended September 30, 2007	Six months ended September 30, 2007	Cumulative from date of inception September 19, 2006 to September 30, 2007
EXPENSES
Consulting	$-	$-	$3,710
Investor relations, promotion and entertainment	45	925	1,383
Exploration	217	4,456	12,968
Depreciation	206	394	1,107
Professional fees	9,844	24,299	37,299
Other administrative expenses	12,104	17,017	21,976
Total expenses	22,416	47,091	78,443

INTEREST INCOME	81	223	437

Net (loss) for the period	$(22,335)	$(46,868)	$(78,006)

Other comprehensive income (loss)
Foreign currency translation	2,315	5,347	1,458

Comprehensive (loss)	$(20,020)	$(41,521)	$(76,548)

Net loss per common share - basica and fully diluted:
Net (loss) for the period	$(0.00)	$(0.01)

Weighted average number of common stock outstanding	4,102,100	4,102,100

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management

Cash (used in) operating activities:	Three months ended September 30, 2007	Six months ended September 30, 2007	Cumulative from date of inception September 19, 2006 to September 30, 2007

Net (loss)	$(22,335)	$(46,868)	$(78,006)
Adjustments to reconcile net loss to net cash used in operating activities:

Donated services	1,500	3,000	5,250
Amortization of fixed assets	206	394	1,107
Net change in operating assets and liabilities:	-		-
Accounts payable	7,705	3,637	12,210
Accrued liabilities	(1,500)	(2,500)	10,500
Net cash (used in) operating activities
	(14,424)	(42,337)	(48,939)
Cash (used in) investing activities:

Purchase of fixed assets	-	-	(2,143)
Purchase of mining claims	-	-	(4,857)
Net cash (used in) investing activities	-	-	(7,000)

Cash from financing activities:
Issue of shares	-	-	74,307
Net cash from financing activities	-	-	74,307

Effect of exchange rate changes on cash	1,849	4,357	3,500

Increase in cash and cash equivalent	(12,575)	(37,980)	21,868

Cash, beginning of year	34,443	59,848	-
Cash, end of year	$21,868	$21,868	$21,868
The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars)
Unaudited - Prepared by Management
	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	Deficit Accumulated During Exploration Stage from Inception to June 30, 2007	Stockholders’ Equity
Beginning balance	-	$-	$-	$-	$-	$-

Shares issued pursuant to subscription November 15, 2006	2,600,000	2,600	-	23,400	-	26,000
Shares issued pursuant to subscriptions November 27, 2006	1,275,000	1,275	-	24,225	-	25,500
Shares issued for acquisition of subsidiary	100	-	-	107	-	107
Shares issued pursuant to subscriptions March 30, 2007	227,000	227	-	22,473	-	22,700
Non-cash services contributed by a director	-	-	-	2,250	-	2,250
Net loss for the year	-	-	(857)	-	(31,138)	(31,995)

Balance March 31, 2007	4,102,100	$4,102	$(857)	$72,455	$(31,138)	$44,562
Non-cash services contributed by a director	-	-	-	1,500	-	1,500
Net loss for three months ended June 30, 2007	-	-	3,032	-	(24,533)	(21,501)

Balance June 30, 2007	4,102,100	$4,102	$2,175	$73,955	$(55,671)	$24,561
Non-cash services contributed by a director	-	-	-	1,500	-	1,500
Net loss for three months ended September 30, 2007	-	-	2,315	-	(22,335)	(20,020)

Balance September 30, 2007	4,102,100	$4,102	$4,490	$75,455	$(78,006)	$6,041
The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007
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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at September 30, 2007, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost. Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at September 30, 2007, the Company did not have proven or probable reserves.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at September 30, 2007.

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is equal to the basic loss per share for the six months ended September 30, 2007 because there are no common stock equivalents outstanding.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities at September 30, 2007 reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. If impairment is deemed to exist, the asset will be written down to its fair value. Fair value is generally determined using a discounted cash flow

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

analysis. As at September 30, 2007, the Company does not believe any adjustment for impairment is required.

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

There were various other accounting standards and interpretations issued during 2006 or to September 30, 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2. BASIS OF PRESENTATION - GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $78,006 as of September 30, 2007. As of September 30, 2007, the Company had a total of $21,868 in cash, however this amount may be insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

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

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. FIXED ASSETS

Fixed assets consist of the following:

Computer equipment	$2,490
Less: Accumulated depreciation	1,245

$1,245

4. MINERAL PROPERTIES

Mineral properties consist of the following mineral claim tenures:

Name	Number of claim tenures	Location	Area covered	Cost

Sombrio River	4	11km SE of Port Renfrew, British Columbia	106.933 hectares	$2,819

Loss Creek	3	17km SE of Port Renfrew, British Columbia	107.013 hectares	$2,819

				$5,638

The claims are subject to a requirement to either (1) complete exploration work on the claims valued at an amount stipulated by the government and pay a filing fee; or (2) pay a stipulated fee to the Province of British Columbia in lieu of completing exploration work. The stipulated amount in respect of these claims is anticipated to total approximately $7,500 during the upcoming two years. During the six months ended September 30, 2007 the Company paid a fee in the amount of $4,161 ($CAD 4,570) in lieu of exploration work to meet British Columbia requirements for good standing.

5. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

The Company has been provided with premises by its CEO for no charge. Accordingly, rent of $3,000 has been recorded in the six months ended September 30, 2007, and additional paid-in capital has been increased by the corresponding amount.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Accounts payable includes $365 due to the CEO for reimbursement of expenses incurred on behalf of the Company.

6.  INCOME TAXES

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada). The company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Loss for the six months	$(46,868)
Average statutory tax rate	35%

Expected income tax provision	$(16,404)
Unrecognized tax losses	16,404

Income tax expense	$--

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward	$16,404
Valuation allowance	(16,404)

Net deferred income tax assets	$-

The Company has net operating losses carried forward of approximately $78,006 for tax purposes which will expire in 2027 if not utilized.

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

We had cash in the amount of $21,868 and a working capital deficit of $842 as of September 30, 2007. Accordingly, we are able to begin but not complete the preliminary exploration program without additional financing. We plan to raise up to $200,000 of additional capital during the next 12 to 18 months by seeking additional funds from existing investors or by offering equity securities to new investors. The risky nature of this enterprise and lack of tangible assets places other types of debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. However, Mr. Sundberg has agreed to loan us up to $100,000 as and when needed. This additional capital will allow us to complete preliminary exploration activities and perhaps begin additional activities as well, should we determine with our consulting geologist that this is advisable. Subject to the availability of personnel and professional geological advice, we intend to begin our preliminary exploration program in February, 2008

Once we receive the analysis of our preliminary exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with additional exploration. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the preliminary exploration program are sufficiently positive to enable us to proceed. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

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

Results of Operations for the three and six months ended September 30, 2007 and period from September 19, 2006 (inception) to September 30, 2007

We did not earn any revenues from inception through the period ending September 30, 2007. We do not anticipate earning revenues unless and until such time that we enter into commercial production of the Sombrio River and Loss Creek mineral claim, or other mineral claims we may acquire and develop. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on Sombrio River and Loss Creek mineral claims, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $22,416 for the three months ended September 30, 2007, $47,091 for the six months ended September 30, 2007, and $78,443 from our inception on September 19, 2006 to September 30, 2007. The operating expenses for the three months ended September 30, 2007 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $9,844and office and administration expenses in the amount of $12,104. The operating expenses for the six months ended September 30, 2007 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $24,299, exploration expenses in the amount of $4,456, and office and administration expenses in the amount of $17,017. The operating expenses for the period from our inception on September 19, 2006 to September 30, 2007 consisted primarily of professional fees in the amount of $37,299, exploration expenses in the amount of $12,968, and office and administration expenses in the amount of $21,976.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $22,020for the three months ended September 30, 2007, $41,521 for the six months ended September 30, 2007, and $76,548 from our inception on September 19, 2006 to September 30, 2007.

Liquidity and Capital Resources

We had cash of $21,868 as our only current asset as of September 30, 2007. We had current liabilities of $22,710 as of September 30, 2007. We therefore had a working capital deficit of $842 as of September 30, 2007.

We have not attained profitable operations and will be dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2007, there were no off balance sheet arrangements.

Going Concern

We have experienced losses since the inception of the exploration stage amounting to $78,006 as of September 30, 2007. As of September 30, 2007, we have a total of $21,868 in cash, however this amount may be insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to meet our commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on our ability to obtain necessary financing or achieving a profitable level of operations. There are no assurances that we will be successful in achieving these goals.

We are in the process of exploring and evaluating our mineral properties and projects and have not yet determined whether these properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent on the existence of economically recoverable reserves, our ability to obtain the necessary financing to complete development and upon future profitable production or sufficient proceeds from the disposition thereof.

The accompanying financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should we be unable to continue as a going concern.

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

There were various other accounting standards and interpretations issued during 2006 or to September 30, 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Kelly Sundberg. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2007.

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

Sunberta Resources Inc.

Date:	November 13, 2007

By: /s/Kelly Sundberg Kelly Sundberg Title: Chief Executive Officer and Director