Form 10QSB
period 2007-12-31
Sunberta Resources Inc.
filed 2008-02-13
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-143597

Sunberta Resources Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  82,042,000 common shares as of February 12, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheets as of December 31, 2007 and March 31, 2007;

F-2
Statements of Operations for the three months ended December 31, 2007 and 2006, for the nine months ended December 31, 2007, and for the period from inception (September 19, 2006) to December 31, 2007;

F-3
Statements of Cash Flows for the three months ended December 31, 2007 and 2006, for the nine months ended December 31, 2007, and for the period from inception (September 19, 2006) to December 31, 2007;

F-4	Statement of Stockholders’ Equity for the period from inception (September 19, 2006) to December 31, 2007; and

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern
	December 31 2007	March 31 2007

ASSETS

CURRENT ASSETS
Cash	$9,440	$59,848
Total current assets	9,440	59,848

FIXED ASSETS (Note 3)	1,043	1,430
MINERAL PROPERTIES (Note 4)	5,667	4,857

Total assets	$16,150	$66,135

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable including related party payable of $367 (Note 5)	$12,656	$8,573
Accrued liabilities	5,000	13,000
Total current liabilities	17,656	21,573

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 6)

STOCKHOLDERS' EQUITY
Common stock
Authorized 75,000,000 shares at par value of $0.001 each
Issued and outstanding 4,102,100	4,102	4,102
Additional paid-in capital	76,955	72,455
Accumulated (deficit) during exploration stage	(88,628)	(31,138)
Accumulated other comprehensive income (loss)	6,065	(857)
Total stockholders' equity (deficit)	(1,506)	44,562

Total liabilities and stockholder's equity (deficit)	$16,150	$66,135

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three months ended December 31		Nine months ended December 31	Inception to December 31	Cumulative from date of inception September 19, 2006 to December 31,
	2007	2006	2007	2006	2007

EXPENSES
Consulting	$-	$-	$-	$-	$3,710
Investor relations, promotion and entertainment	140	168	1,065	168	1,523
Exploration	1,225	429	5,681	429	14,193
Depreciation	287	-	681	-	1,394
Professional fees	6,688	-	30,987	-	43,987
Other administrative expenses	2,381	374	19,398	374	24,357
Total expenses	10,721	971	57,812	971	89,164

INTEREST INCOME	99	45	322	45	536

Net (loss) for the period	$(10,622)	$(926)	$(57,490)	$(926)	$(88,628)

Other comprehensive income (loss)
Foreign currency translation	1,575	(1,385)	6,922	(1,385)	6,065

Comprehensive (loss)	$(9,047)	$(2,311)	$(50,568)	$(2,311)	$(82,563)

Net loss per common share - basic and fully diluted:

Net (loss) for the period	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common stock outstanding
	4,102,100	1,771,196	4,102,100	1,582,162

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three months ended December 31		Nine months ended December 31	Inception to December 31	Cumulative from date of inception September 19, 2006 to December 31,
	2007	2006	2007	2006	2007
Cash (used in) operating activities:
Net (loss)	$(10,622)	$(926)	$(57,490)	$(926)	$(88,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	1,500		4,500		6,750
Amortization of fixed assets	287		681		1,394
Net change in operating assets and liabilities:	-				-
Accounts payable	446		4,083		12,656
Accrued liabilities	(5,500)		(8,000)		5,000
Net cash (used in) operating activities	(13,889)	(926)	(56,226)	(926)	(62,828)

Cash (used in) investing activities:
Purchase of fixed assets	-	-	-	-	(2,143)
Purchase of mining claims	-	-	-	-	(4,857)
Net cash (used in) investing activities	-	-	-	-	(7,000)

Cash from financing activities:
Issue of shares	-	51,107	-	51,107	74,307

Net cash from financing activities	-	51,107	-	51,107	74,307

Effect of exchange rate changes on cash	1,461	(1,385)	5,818	(1,385)	4,961

Increase in cash and cash equivalent	(12,428)	48,796	(50,408)	48,796	9,440

Cash, beginning of period	21,868	-	59,848	-	-
Cash, end of period	$9,440	$48,796	$9,440	$48,796	$9,440

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	Deficit Accumulated During Exploration Stage from Inception to December 31, 2007	Stockholders’ Equity (Deficit)
Beginning balance	-	$-	$-	$-	$-	$-
Shares issued pursuant to subscription November 15, 2006	2,600,000	2,600	-	23,400	-	26,000
Shares issued pursuant to subscriptions November 27, 2006	1,275,000	1,275	-	24,225	-	25,500
Shares issued for acquisition of subsidiary	100	-	-	107	-	107
Shares issued pursuant to subscriptions March 30, 2007	227,000	227	-	22,473	-	22,700
Non-cash services contributed by a director	-	-	-	2,250	-	2,250
Net loss for the year	-	-	(857)	-	(31,138)	(31,995)

Balance March 31, 2007	4,102,100	$4,102	$(857)	$72,455	$(31,138)	$44,562
Non-cash services contributed by a director	-	-	-	1,500	-	1,500
Net loss for three months ended June 30, 2007	-	-	3,032	-	(24,533)	(21,501)

Balance June 30, 2007	4,102,100	$4,102	$2,175	$73,955	$(55,671)	$24,561
Non-cash services contributed by a director	-	-	-	1,500	-	1,500
Net loss for three months ended September 30, 2007	-	-	2,315	-	(22,335)	(20,020)

Balance September 30, 2007	4,102,100	$4,102	$4,490	$75,455	$(78,006)	$6,041
Non-cash services contributed by a director	-	-	-	1,500	-	1,500
Net loss for three months ended December 31, 2007	-	-	1,575	-	(10,622)	(9,047)

Balance December 31, 2007	4,102,100	$4,102	$6,065	$76,955	$(88,628)	$(1,506)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)
Unaudited – Prepared by Management
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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at December 31, 2007, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost.  Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at December 31, 2007, the Company did not have proven or probable reserves.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)
Unaudited – Prepared by Management

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at December 31, 2007.

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is equal to the basic loss per share for the nine months ended December 31, 2007 because there are no common stock equivalents outstanding.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)
Unaudited – Prepared by Management
Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities at December 31, 2007 reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

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

The Company’s operations are focused on mineral claim tenures in two blocks of approximately 107 hectares each, six kilometers apart.

Exploration Stage

The Company entered the exploration stage upon its inception.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at December 31, 2007, the Company does not believe any adjustment for impairment is required.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)
Unaudited – Prepared by Management

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

There were various other accounting standards and interpretations issued during 2006 or to December 31, 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the exploration stage amounting to $88,628 as of December 31, 2007.  As of December 31, 2007, the Company had a total of $9,440 in cash, however this amount may be insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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
December 31, 2007
(Expressed in US Dollars)
Unaudited – Prepared by Management

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. FIXED ASSETS

Fixed assets consist of the following:

Computer equipment	$2,503
Less: Accumulated depreciation	1,460
$1,043

4. MINERAL PROPERTIES

Mineral properties consist of the following mineral claim tenures:

Name	Number of claim tenures	Location	Area covered	Cost
Sombrio River	4	11km SE of Port Renfrew, British Columbia	106.933 hectares	$2,833
Loss Creek	3	17km SE of Port Renfrew, British Columbia	107.013 hectares	$2,834
				$5,667

The claims are subject to a requirement to either (1) complete exploration work on the claims valued at an amount stipulated by the government and pay a filing fee; or (2) pay a stipulated fee to the Province of British Columbia in lieu of completing exploration work. The stipulated amount in respect of these claims is anticipated to total approximately $7,500 during the upcoming two years. During the nine months ended December 31, 2007 the Company paid a fee in the amount of  $4,659 ($CAD 4,570) in lieu of exploration work to meet British Columbia requirements for good standing.

5. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

The Company has been provided with premises by its CEO for no charge.  Accordingly, rent of $4,500 has been recorded in the nine months ended December 31, 2007, and additional paid-in capital has been increased by the corresponding amount.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007
(Expressed in US Dollars)
Unaudited – Prepared by Management

Accounts payable includes $367 due to the CEO for reimbursement of expenses incurred on behalf of the Company.

6. INCOME TAXES

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada).  The company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Loss for the nine months	$(57,490)
Average statutory tax rate	35%

Expected income tax provision	$(20,122)
Unrecognized tax losses	20,122

Income tax expense	$--

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward	$20,122
Valuation allowance	(20,122)

Net deferred income tax assets	$-

The Company has net operating losses carried forward of approximately $88,000 for tax purposes which will expire in 2027 if not utilized.

7. SUBSEQUENT EVENTS

Effective January 14, 2008, the company split its common stock on a twenty-for-one basis. All shareholders as of the record date of January 14, 2008 will receive twenty shares of our common stock in exchange for each one common share of their currently issued common stock. The new share certificates will be issued upon surrender of the old share certificates.

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

The geologist should submit representative samples for gold assay to a reputable assayer. The estimated cost for assays is approximately $4,335.

As described above, the recommended geological exploration program will cost approximately $157,794, summarized as follows:

Road construction	$65,025
Refraction seismic survey, line cutting	$21,675
Sluice box, transportation	$434
Geologist	$21,675
Sluice operators	$17,340
Backhoe or front-end loader	$13,005
Assays	$4,335
Contingency @ 10%	$14,305
Total	$157,794

We had cash in the amount of $9,440 and a working capital deficit of $8,216 as of December 31, 2007. Accordingly, we are able to begin but not complete the preliminary exploration program without additional financing. We plan to raise up to $200,000 of additional capital during the next 12 to 18 months by seeking additional funds from existing investors or by offering equity securities to new investors. The risky nature of this enterprise and lack of tangible assets places other types of debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. However, Mr. Sundberg has agreed to loan us up to $100,000 as and when needed. This additional capital will allow us to complete preliminary exploration activities and perhaps begin additional activities as well, should we determine with our consulting geologist that this is advisable.  Subject to the availability of personnel and professional geological advice, we intend to begin our preliminary exploration program in March or April of 2008.  We previously intended to begin our program in February of 2008.  This will not be possible due to the unavailability of contractors to assist with the program.  Also, to finance operations we are also actively working to raise additional capital from prospective investors by way of a non-brokered private placement.  To date, we have not engaged a broker-dealer to assist in raising capital and management has not yet determined whether the Company will do so.

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

Results of Operations for the three months ended December 31, 2007 and 2006, for the nine months ended December 31, 2007, and for the period from inception (September 19, 2006) to December 31, 2007

We did not earn any revenues from inception through the period ending December 31, 2007. We do not anticipate earning revenues unless and until such time that we enter into commercial production of the Sombrio River and Loss Creek mineral claim, or other mineral claims we may acquire and develop. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on Sombrio River and Loss Creek mineral claims, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $10,721 for the three months ended December 31, 2007, compared with $971 for the same period 2006.  The operating expenses for the three months ended December 31, 2007 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $6,688 office and administration expenses in the amount of $2,381, and exploration expenses in the amount of $1,225. In contrast, the operating expenses for the three months ended December 31, 2006 consisted mainly of $429 in exploration expenses and $374 in administrative expenses.

We incurred operating expenses in the amount of $57,812 for the nine months ended December 31, 2007, and $89,164 from our inception on September 19, 2006 to December 31, 2007. The operating expenses for the nine months ended December 31, 2007 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $30,987, exploration expenses in the amount of $5,681, and office and administration expenses in the amount of $19,398.   The operating expenses for the period from our inception on September 19, 2006 to December 31, 2007 consisted primarily of professional fees in the amount of $43,987, exploration expenses in the amount of $14,193, and office and administration expenses in the amount of $24,357.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $10,622 for the three months ended December 31, 2007, compared with a net loss in the amount of $926 for the same period 2006.  We incurred a net loss in the amount of $57,490 for the nine months ended December 31, 2007, and $88,628 from our inception on September 19, 2006 to December 31, 2007.

Liquidity and Capital Resources

We had cash of $9,440 as our only current asset as of December 31, 2007. We had current liabilities of $17,656 as of December 31, 2007. We therefore had a working capital deficit of $8,216 as of December 31, 2007.

We have not attained profitable operations and will be dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. Although he has no obligation to do so, Mr. Sundberg has agreed to loan us up to $100,000 as and when needed. This additional capital will allow us to complete preliminary exploration activities and perhaps begin additional activities as well, should we determine with our consulting geologist that this is advisable.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

Going Concern

We have experienced losses since the inception of the exploration stage amounting to $88,628 as of December 31, 2007.  As of December 31, 2007, we have a total of $9,440 in cash; however this amount will be insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to meet our commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on our ability to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that we will be successful in achieving these goals.

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

There were various other accounting standards and interpretations issued during 2006 or to December 31, 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Kelly Sundberg.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2007.

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

PART II – OTHER INFORMATION

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2007.

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

Sunberta Resources Inc.

Date:	February 12, 2008

By: /s/ Kelly Sundberg Kelly Sundberg Title: Chief Executive Officer and Director