Form 10-K
period 2008-03-31
Sunberta Resources Inc.
filed 2008-06-30
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 333-143597

Sunberta Resources, Inc.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Cove Park Road NE, Calgary, AB	T3K 5XB
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 206-339-6314

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  82,042,000 as of June 28, 2008.

 PART I
Item 1.   Business

Overview

We were incorporated in the State of Nevada on November 15, 2006 (date of incorporation). We are an exploration-stage company engaged in the exploration of mineral resource properties.  On November 16, 2006 we acquired all of the outstanding shares of Sunberta Resources Inc. (Alberta), a Canadian company incorporated on September 19, 2006, from Mr. Sundberg in exchange for 100 shares of our company, whereby Sunberta (Alberta) became our wholly-owned subsidiary.

On January 2, 2007, Sunberta (Alberta) acquired seven (7) mining claims from Mr. Dave Zamida.  The claims, described more fully below, are generally known as the Sombrio River and Loss Creek claims.  They are located in British Columbia, Canada.  The purchase price for the claims totalled $4,857.  Through Sunberta (Alberta), we own the Sombrio River and Loss Creek claims outright, subject to government claim renewal fees and regulatory requirements described below.  Our rights in the claims are limited to 100% of the rights to explore for and exploit gold placer deposits.

We intend to explore the Sombrio River and Loss Creek claims for any commercially exploitable gold placer deposits.  Maps of the properties are included below under the subsection entitled “Location of the Claims”.  There is no assurance that any commercially viable gold placer deposits exists on the properties.

The Province of British Columbia owns the land covered by our mineral claims. Currently, we are not aware of any native land claims that might affect the title to the mineral claims or to British Columbia’s title of the property. Although we are unaware of any situation that would threaten these claims, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group claims and interest in these claims, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish any interest that we hold in these claims.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.  We have not yet commenced the preliminary phase of exploration on our property.  Once we complete the preliminary phase, we will make a decision as to whether or not we will proceed with further exploration based upon the analysis of the results of that program.  Our sole director will make these decisions based upon the recommendations of an independent geologist who will oversee the program and record the results.

Our plan of operation is to conduct exploration work on the claims in order to ascertain whether it possesses commercially exploitable quantities of gold placer deposits. There can be no assurance that such gold placer deposits exist on these properties.

Even if we complete our proposed exploration programs on the properties and we are successful in finding gold placer, we may not find enough to pay our expenses or achieve profitable operations.

Location of the Claims
Property Description and Location

The Sombrio River and Loss Creek claims consist of seven placer claims clustered in two claim blocks.  The claims on Sombrio Creek are about 11 km southeast of Port Renfrew, British Columbia and consist of four tenures totaling 106.933 ha. The three Loss Creek claims, covering 107.013 ha, are approximately 17 km southeast of Port Renfrew. All seven claims are placer cell tenures.

Table 1. Claim details
Claim Name	Tenure Number	Exploration Work or Payment in Lieu Dates(1)	Area (ha)
Sombrio River
Sombrio 1	559644	May 31, 2009	21.385
Sombrio 2	559645	May 31, 2009	21.383
Sombrio 3	543740	October 21, 2008	21.387
West Coast King	546350	December 2, 2008	42.778
Loss Creek
No Loss Here	535498	June 12, 2008	21.403
Maquinna	535641	June 14, 2008	42.805
Loss Creek 3	546358	December 2, 2008	42.805

(1) As a disincentive to inactivity by claim owners, the British Columbia government requires owners of gold placer claims to, from time to time (1) complete exploration work on the claims valued at an amount stipulated by the government and pay a filing fee; or (2) pay a stipulated fee to the Province of British Columbia in lieu of completing exploration work.  On April 27, 2007, the Company made payments to the British Columbia Mineral Titles Office totaling $3,963 in lieu of exploration work.  The Company plans to conduct sufficient exploration work in the future to obviate the necessity to make payments in lieu of exploration work.  The stipulated amount in respect of our claims is anticipated to total approximately $7,500 during the upcoming two years.

We engaged a professional geologist to prepared an independent Geological Report on the Sombrio River and Loss Creek claims.  Clyde Smith, PhD, Consulting Geologist, has prepared this Geological Report and reviewed all available exploration data completed on these mineral claims.

Dr. Smith is a geologist with offices at 106 – 1680 56th Street, Delta, British Columbia, Canada, V4L 2L6.  He holds a BA from Carleton College, an MSc from the University of British Columbia and a PhD from the University of Idaho.  He engaged in post-graduate study at the University of California, Berkeley. Dr. Smith has engaged in mineral exploration for over 30 years, both for major mining and exploration companies and as an independent geologist.

The following is a summary authored by Dr. Smith and contained in his independent Geological Report:

Placer gold was discovered at Sombrio Point on the west coast of Vancouver Island by Spaniards in 1792.  The placers were reportedly worked during the years 1900-1930 and in the 1970’s and 1980’s by several companies.  Sunberta Resources Inc. is the owner of 7 placer claims that cover a total of 107 hectares along Sombrio River and Loss Creek; these drainages are upstream from the Sombrio Point placers and are the logical drainages down which gold was transported to the placer deposits at Sombrio Point.  Results from 2 stream sediment samples from the vicinity of Sunberta’s claims on the Sombrio River are reported to be anomalous in gold, indicating that potential for placer deposits may exist in this drainage.  The Sunberta claims were examined by the author who found that significant thicknesses of gravels are located on the claims.  A program of preliminary exploration under the direction of a consulting geologist on the Sunberta claims has been recommended in order to assess the potential for economic placer gold deposits on the claims.  The work recommended includes construction of a road to provide access to the Sombrio River claims, refraction seismic surveys on cut lines to determine depth of gravels above bedrock, testing of gravels from selected locations for placer gold with the use of a sluice box, and assaying of gold-bearing samples to determine grade.  The total budget recommended for this program is $157,794 (Exploration budget figures in this annual report are not round numbers because they have been converted by the authors of this report from the Canadian dollars indicated in the independent Geological Report to U.S. dollars).

Success with the preliminary program should lead to an expanded program that covers the entire claim blocks.

Accessibility, Climate, and Infrastructure

Access to the Sombrio claims is by paved road on Highway 14 from Victoria to Loss Creek Provincial Park, then by gravel road approximately 6 km northeast up the Sombrio River.  The Loss Creek claims can be accessed by gravel road approximately 4 km almost due East of Loss Creek Provincial Park.  Water is abundantly available at both sites from surface streams.  Power lines pass within several kilometres of both properties.

The claim blocks cover rugged topography ranging in elevation from 300-600 meters.  Vegatation is heavy, consisting of riparian Northwest Coastal Forest dominated by Douglas fir, western red cedar, stands of alder, and thick underbrush.  The climate of the area is amenable to year-round operations. Winter weather typically has heavy rain (annual precipitation is about 3,600 mm per year, most falling between October and January) but temperatures rarely falling below freezing.  Summers have less rain, along with warmer weather well-suited to field operations.

Exploration

Work on the claims has been limited.  The only previous exploration work conducted in the vicinity of our Sombrio claim group was carried out by Unicorn Resources, Inc. in 1983 and 1984.  Work included bedrock, soil, and stream sediment sampling, and blasting and trenching.  The only results to mention are two stream sediment samples from the Sombrio River that were anomalous in gold.  Although not ore grade, these samples indicate the presence of gold in the sediment of the Sombrio River.

There has been no record of previous work on the Loss Creek claims. We have not conducted any exploration work or processed any samples from either of our claims.

Adjacent Properties

Several adjacent properties have been worked in the past for placer gold, with varying degrees of success.

Recommended Program of Preliminary Exploration

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

Proposed Budget
Road construction	$65,025
Refraction seismic survey, line cutting	$21,675
Sluice box, transportation	$433.50
Geologist	$21,675
Sluice operators	$17,340
Backhoe or front-end loader	$13,005
Assays	$4,335
Contingency @ 10%	$14,305.50
Total	$157,794

Compliance with Government Regulation

If we progress to the production phase, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We cannot be certain that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to our company is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Energy and Mines.   The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral and placer titles in British Columbia. The Mineral Tenure Act also governs the issuance of mining leases, which are long term entitlements to minerals, designed as production tenures. At this phase in the process, a baseline environmental study would have to be produced. Such a study could take many months and cost in excess of $100,000.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy any environmental damage caused such as refilling trenches after sampling or cleaning up fuel spills. Our initial exploration program does not require any reclamation or remediation because of minimal disturbance to the ground. The amount of these costs is not known at this time because we do not know the extent of the exploration program we will undertake, beyond completion of the recommended preliminary exploration phase described above, or if we will enter into production on the property. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

Employees

Currently our only employee is Kelly Sundberg our President, Secretary, Treasurer and the sole director of our company.  We have not entered into an employment agreement or consulting agreement with our sole director and executive officer.  We do not expect any material changes in the number of employees over the next 12 month period.  We conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have incurred $0 in research or development expenditures since our incorporation.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We do not lease or own any real property other than our mineral claims. Our executive and head office is located at 45 Covepark Road NE, Calgary, Alberta, Canada T3K 5X8. The office is in Mr. Sundberg’s home. The fair value of the office space provided by Mr. Sundberg has been estimated at $500 per month since November 15, 2006. Amounts of $2,250 and $6,000 have been charged to operations for the period ended March 31, 2007 and the year ended March 31, 2008, respectively, with a credit to additional paid in capital. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.  When and if we require additional space, we intend to move at that time.

The description of our mineral claims is below under the section entitled “BUSINESS.”

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the quarter ended March 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SBTR.OB.” The following are the high and low sale prices for the common stock by quarter as reported by the OTC Bulletin for the year ended March 31, 2008.

Fiscal Year Ending March 31, 2008
Quarter Ended	High $	Low $
March 31, 2008	0	0
December 31, 2007	0	0
September 30, 2007	0	0
June 30, 2007	0	0

The quotations and ranges listed above were obtained from OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

We are authorized to issue 1,500,000,000 shares of common stock with a par value of $0.001 per share. As at March 31, 2008 we had 82,042,000 shares of common stock outstanding. Our shares are held by forty-three (43) stockholders of record. We have no authorized preferred stock.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation in the Next Twelve Months

We are an exploration stage company engaged in the acquisition, exploration and exploitation of gold placer resource properties. We currently own a 100% interest in seven (7) adjoining mining claims, generally known as the Sombrio River and Loss Creek properties. They are located in south-west British Columbia. Our rights to the properties are limited to the exploration for and exploitation of gold placer deposits. Our business plan is to proceed with the exploration of the Sombrio River and Loss Creek mineral claims to determine whether they contain commercially viable gold deposits. We had $32,611 deficiency in working capital as of March 31, 2008.  Subject to our ability to successfully raise sufficient additional capital beyond the $50,000 demand loan we secured on March 26, 2008, we intend to proceed with a preliminary exploration program as recommended by our Consulting Geologist. Once complete, the recommended geological exploration program will cost approximately $157,794. We plan to raise up to $200,000 of additional capital during the next 12 to 18 months by seeking additional funds from existing investors or by offering equity securities to new investors. The risky nature of this enterprise and lack of tangible assets places other types of debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. However, on March 26, 2008, we were able to borrow $50,000 under a Loan Agreement with an unaffiliated third party.  The loan bears interest at 10% per annum compounded monthly on the last day of each month with interest accruing from April 1, 2008.  The loan is due on demand.  In addition, Mr. Sundberg has agreed to loan us up to $100,000 as and when needed. This additional capital will allow us to complete preliminary exploration activities and perhaps begin additional activities as well, should we determine with our consulting geologist that this is advisable. Subject to the availability additional financing of personnel and professional geological advice, we intend to begin our preliminary exploration program in the summer or fall of 2008.  We previously intended to begin our program in February of 2008.  This will not be possible due to the unavailability of contractors to assist with the program.  Also, to finance operations we are also actively working to raise additional capital from prospective investors by way of a non-brokered private placement.  To date, we have not engaged a broker-dealer to assist in raising capital and management has not yet determined whether the Company will do so.

Once we receive the analysis of our preliminary exploration program, our board of directors, in consultation with our consulting geologist, will assess whether to proceed with additional exploration. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the preliminary exploration program are sufficiently positive to enable us to proceed. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

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

Results of Operations for the years ended March 31, 2008 and 2007, and for the period from inception (September 19, 2006) to March 31, 2008

We did not earn any revenues from inception through the period ending March 31, 2008. We do not anticipate earning revenues unless and until such time that we enter into commercial production of the Sombrio River and Loss Creek mineral claim, or other mineral claims we may acquire and develop. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on Sombrio River and Loss Creek mineral claims, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $82,394 for the year ended March 31, 2008.  The operating expenses for the year ended March 31, 2008 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $51,658, office and administration expenses in the amount of $23,649, and exploration expenses in the amount of $5,134. We incurred operating expenses in the amount of $31,352 for the period from inception to March 31, 2007.  The operating expenses for the period from inception to March 31, 2007 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $13,000, office and administration expenses in the amount of $4,959, and exploration expenses in the amount of $8,512. We incurred operating expenses in the amount of $113,746 for the period from inception to March 31, 2008.  The operating expenses for the period from inception to March 31, 2008 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $64,658, office and administration expenses in the amount of $28,608, and exploration expenses in the amount of $ 13,646.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $82,075 for the year ended March 31, 2008, $ 31,138 for the period from inception to March 31, 2007, and $113,213 for the period from inception to March 31, 2008.

Effective January 14, 2008 we split our stock on a 20 for 1 basis. All shareholders of record on January 14, 2008 received twenty shares of common stock in exchange for each one common share of their currently issued common stock.

Liquidity and Capital Resources

We had cash of $47,101 as our only current asset as of March 31, 2008. We had current liabilities of $79,712 as of March 31, 2008. We therefore had a working capital deficit of $32,611 as of March 31, 2008.

We anticipate that we will be dependent, for the immediate future, upon additional investment capital to fund operating expenses.

In connection with our need for additional financing, On March 26, 2008, we borrowed $50,000 under a Loan Agreement with an unaffiliated third party.  The loan bears interest at 10% per annum compounded monthly on the last day of each month with interest accruing from April 1, 2008.  The loan is due on demand. We may prepay the loan in whole or in part at any time. We agreed to pay an attorney’s fee of 20% of the unpaid balance if the loan is placed with an attorney for collection.

Although he has no obligation to do so, Mr. Sundberg has agreed to loan us up to $100,000 as and when needed. This additional capital will allow us to complete preliminary exploration activities and perhaps begin additional activities as well, should we determine with our consulting geologist that this is advisable.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Going Concern

We have experienced losses since the inception of the exploration stage amounting to $113,213 as of March 31, 2008.  As of March 31, 2008, we have a total of $47,101 in cash; however this amount will be insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to meet our commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on our ability to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that we will be successful in achieving these goals.

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

The accompanying financial statements do not give effect to adjustments to the amounts and classifications of assets and liabilities that would be necessary should we be unable to continue as a going concern.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Our President has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated as appropriate to allow timely decision regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

b)	Management’s Annual Report on Internal Control over Financial Reporting

Our President is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls. Our company is managed by one individual, our President.

Our President evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, our President used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation, our President concluded that, as of March 31, 2008, our internal control over financial reporting was not effective due to material weakness in the system of internal control.

Specifically, management identifies the following control deficiencies. (1) The Company has not properly segregated duties as one individual initiates, authorizes, and completes all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the President is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit that this control deficiency has not resulted in deficient financial reporting. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit. They will alleviate material weaknesses through various steps.

c)	Changes in Internal Controls over Financial Reporting

In the 12 months to March 31, 2008 there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of March 31, 2008 and their present positions.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kelly Sundberg	President, Secretary, Treasurer and Director	35	President, Secretary, Treasurer and a Director since November 15, 2006 (date of incorporation of the Company)

Business Experience

The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years, indicating his business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Kelly Sundberg, President, Secretary, Treasurer and Director

On November 15, 2006 (date of incorporation of the Company) Kelly Sundberg was appointed as our President, Secretary, Treasurer and a director of our company.
Mr. Sundberg holds a Bachelor of Arts with concentrations in Business Entrepreneurship and Social Science from the University of Victoria and a Master of Arts in Justice and Public Safety Leadership from Royal Roads University.  He is currently a PhD candidate in Criminology at Monash University in Melbourne, Australia.  Since 2004, Mr. Sundberg has been an instructor in Justice Studies at Mount Royal College in Calgary, Alberta.  Mr. Sundberg has been a border services officer with Canada Border Services since 1999.  He has been president of KWS Consulting Inc. since 1996.  KWS is a private business consulting firm based in Victoria, British Columbia.  He has not previously served as a director or officer for any public companies.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees

We currently do not have an audit committee, compensation committee, nominating committee, executive committee, Stock Plan Committee, or any other committees. There has been no need to delegate functions to these committees due to the fact that our operations are at a very early stage to justify the effort and expense of creating and maintaining these committees.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

•	The appropriate size of our Board of Directors;
•	Our needs with respect to the particular talents and experience of our directors;
•
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	Experience in political affairs;
•	Experience with accounting rules and practices; and
•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Section 16(a) Beneficial Ownership Reporting Compliance

We did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during the year ended March 31, 2008.  We filed a Form 8-A12G on June 12, 2008, however, after the reporting period.  Although it qualified as a “late report,” on June 20, 2008, Mr. Kelly Sundberg, our sole officer, director and 10% shareholder, filed a Form 3 under the Exchange Act to disclose his equity ownership in our company. To the company’s knowledge, there are no transactions that were not reported on a timely basis, and no known failures to file a required form.

Code of Ethics Disclosure

As of March 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended March 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kelly Sundberg (1) President, Secretary, Treasurer and Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
(1) Mr. Sundberg was appointed as our sole officer and director on November 15, 2006

Narrative Disclosure to the Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Kelly Sundberg	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of March 31, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kelly Sundberg	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of March 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as March 31, 2008, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock and by our current sole director and executive officer.  The shareholder has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Shareholder and Position, Office or Material Relationship with Sunberta Resources Inc.	Title of Class(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Kelly Sundberg President, Secretary, Treasurer and Director 45 Covepark Road NE, Calgary, Alberta, Canada T3K 5X8	Common Shares	52,002,000	[63.4%]
Directors and Officers as a group	Common Shares	52,002,000	[63.4%]

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days, would be counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person.

(2) Based on 82,042,000 shares outstanding as of March 31, 2008.

Change in Control

We are unaware of any contract, or other arrangement or provision of our Articles of Incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

On December 18, 2006 Kelly Sundberg our President, Secretary, Treasurer and the sole director of our company, agreed to loan up to $100,000 to Sunberta Resources Inc. if and as the need arises to fund the business operations and expenses of the Company. The terms of such loan will be negotiated at the time of lending, but interest charged will not exceed the prevailing prime rate of interest plus 3%.

We have been provided with our premises by Mr. Sundberg for no charge. Accordingly, rent of $6,000 has been recorded in the year ended March 31, 2008, and additional paid-in capital has been increased by the corresponding amount.

Accounts payable includes $314 due to Mr. Sundberg for reimbursement of expenses incurred on behalf of the Company.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our auditors in the year ended March 31, 2008 for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal year ended March 31, 2007 were approximately $19,500.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended March 31, 2008 and 2007.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended March 31, 2008 and 2007were $0 and $0 respectively.

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Consolidated Balance Sheets – Years Ended March 31, 2008 and 2007;
F-3	Consolidated Statements of Operations – Year Ended March 31, 2007, Period from Inception to March 31, 2007, and Period from Inception to March 31, 2008;
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from Inception to March 31, 2008;
F-5	Consolidated Statements of Cash Flows - Year Ended March 31, 2007, Period from Inception to March 31, 2007, and Period from Inception to March 31, 2008;
F-6	Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunberta Resources, Inc.

By: /s/ Kelly Sundberg
Kelly Sundberg, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: June 27, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Kelly Sundberg
Kelly Sundberg, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: June 27, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Sunberta Resources Inc.

We have audited the accompanying Consolidated Balance Sheets of Sunberta Resources Inc. (An Exploration Stage Company) as of March 31, 2008 and March 31,2007 and the related Consolidated Statements of Operations, Stockholders’ (Deficit), and cash flows for the year ended March 31, 2008 and for the period from September 19, 2006 (date of inception) to March 31, 2007and the period September 19, 2006(date of inception) to March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits  included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Sunberta Resources  Inc (An Exploration Stage Company) as of March 31, 2008 and March 31, 2007 and the results of its operations, stockholders’ (deficit), and its cash flows for  the year ended March 31, 2008 and for the  period from September 19, 2006 (date of inception) to March 31, 2007,and the period September 19, 2006 (date of inception) to March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has experienced losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

June 28 ,2008

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

Note 2 - Basis of Presentation - going concern
	March 31 2008	March 31 2007
ASSETS

CURRENT ASSETS
Cash	$47,101	$59,848
Total current assets	47,101	59,848

FIXED ASSETS (Note 3)	802	1,430
MINERAL PROPERTIES (Note 4)	5,448	4,857

Total assets	$53,351	$66,135

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Demand loan (Note 5)	$50,000	$-
Accounts payable including related party payable of $646 (2007 - $367) (Note 6)	11,092	8,573
Accrued liabilities	18,620	13,000
Total current liabilities	79,712	21,573

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 6, 7 and 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 7) Authorized 1,500,000,000 shares at par value of $0.001 each Issued and outstanding 82,042,000	74,307	74,307
Additional paid-in capital	8,250	2,250
Accumulated (deficit) during exploration stage	(113,213)	(31,138)
Accumulated other comprehensive income (loss)	4,295	(857)
Total stockholders' equity (deficit)	(26,361)	44,562

Total liabilities and stockholder's equity (deficit)	$53,351	$66,135

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

	Year ended March 31 2008	Inception to March 31 2007	Cumulative from date of inception September 19, 2006 to March 31, 2008
EXPENSES
Consulting	$-	$3,710	$3,710
Investor relations, promotion and entertainment	1,132	458	1,590
Exploration	5,134	8,512	13,646
Depreciation	821	713	1,534
Professional fees	51,658	13,000	64,658
Other administrative expenses	23,649	4,959	28,608
Total expenses	82,394	31,352	113,746

INTEREST INCOME	319	214	533

Net (loss) for the period	$(82,075)	$(31,138)	$(113,213)

Other comprehensive income (loss)
Foreign currency translation	5,152	(857)	4,295

Comprehensive (loss)	$(76,923)	$(31,995)	$(108,918)

Net loss per common share - basic and fully diluted:
Net (loss) for the period	$nil	nil	$nil

Weighted average number of common stock outstanding	82,042,000	53,200,268	72,050,400

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	Deficit Accumulated During Exploration Stage from Inception to March 31, 2008	Stockholders’ Equity (Deficit)
Beginning balance, September 19, 2006	-	$-	$-	$-	$-	$-
Shares issued pursuant to subscription November 15, 2006 at $0.0005	52,000,000	26,000	-	-	-	26,000
Shares issued pursuant to subscriptions November 27, 2006 at $0.001	25,500,000	25,500	-	-	-	25,500
Shares issued for acquisition of subsidiary at $0.05	2,000	107	-	-	-	107
Shares issued pursuant to subscriptions March 30, 2007 at $0.005	4,540,000	22,700	-	-	-	22,700
Non-cash use of premises contributed by a director	-	-	-	2,250	-	2,250
Net loss for the year	-	-	(857)	-	(31,138)	(31,995)

Balance March 31, 2007	82,042,000	$74,307	$(857)	$2,250	$(31,138)	$44,562
Non-cash use of premises contributed by a director	-	-	-	6,000	-	6,000
Net loss for the year	-	-	5,152	-	(82,075)	(76,923)

Balance March 31, 2008	82,042,000	$74,307	$4,295	$8,250	$(113,213)	$(26,361)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Year ended March 31 2008	Inception to March 31 2007	Cumulative from date of inception September 19, 2006 to March 31, 2008
Cash (used in) operating activities:

Net (loss)	$(82,075)	$(31,138)	$(113,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	6,000	2,250	8,250
Depreciation of fixed assets	821	713	1,534
Net change in operating assets and liabilities:
Accounts payable	2,519	8,573	11,092
Accrued liabilities	5,620	13,000	18,620
Net cash (used in) operating activities
	(67,115)	(6,602)	(73,717)
Cash (used in) investing activities:
Purchase of fixed assets	-	(2,143)	(2,143)
Purchase of mining claims	-	(4,857)	(4,857)
Net cash (used in) investing activities	-	(7,000)	(7,000)

Cash from financing activities:
Demand loan	50,000	-	50,000
Issue of shares	-	74,307	74,307
Net cash from financing activities	50,000	74,307	124,307

Effect of exchange rate changes on cash	4,368	(857)	3,511

Increase in cash and cash equivalent	(12,747)	59,848	47,101

Cash, beginning of period	59,848	-	-
Cash, end of period	$47,101	$59,848	$47,101

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in US Dollars)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Sunberta Resources Inc. (the “Company”) was incorporated in the State of Nevada on November 15, 2006. The Company is an exploration stage company which has as its principal business the acquisition and exploration of mineral claims.

On November 16, 2007 the Company acquired all the issued and outstanding shares of Sunberta Resources Inc. (“Sunberta Alberta”), an inactive corporation incorporated in the province of Alberta, Canada on September 19, 2006. Sunberta Alberta was registered as an extraprovincial company in British Columbia, Canada on November 15, 2006. The consideration for the acquisition of Sunberta Alberta was 2000 shares (on a post-split basis) of the Company.

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

The Company’s business activities are carried on in Alberta and British Columbia, Canada.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Sunberta Alberta.  All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at March 31, 2008 and 2007, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost.  Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at March 31, 2008, the Company did not have proven or probable reserves.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in US Dollars)

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at March 31, 2008.

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period after giving retroactive effect to the forward stock split effected on January 14, 2008 (see Note 7).  Diluted earnings (loss) per share is equal to the basic loss per share for the year ended March 31, 2008 because there are no common stock equivalents outstanding.

 SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in US Dollars)

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable and accrued liabilities at March 31, 2008 reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

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

Exploration Stage

The Company entered the exploration stage upon its inception .

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at March 31, 2008, the Company does not believe any adjustment for impairment is required.

 SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in US Dollars)

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

There were various other accounting standards and interpretations issued during 2007 and 2008, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception amounting to $113,213 as of March 31, 2008 and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

 SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in US Dollars)

3. FIXED ASSETS

Fixed assets consist of the following:
	March 31, 2008	March 31, 2007

Computer equipment	$2,406	$2,503
Less: Accumulated depreciation	1,604	1,460
	$802	$1,043

4. MINERAL PROPERTIES

Mineral properties consist of the following mineral claim tenures:

Name	Number of claim tenures	Location	Area covered	Cost March 31, 2008	Cost March 31, 2007
Sombrio River	4	11km SE of Port Renfrew, British Columbia	106.933 hectares	$2,724	$2,429
Loss Creek	3	17km SE of Port Renfrew, British Columbia	107.013 hectares	$2,724	$2,428
				$5,448	$4,857

The claims are subject to a requirement to either (1) complete exploration work on the claims valued at an amount stipulated by the government and pay a filing fee; or (2) pay a stipulated fee to the Province of British Columbia in lieu of completing exploration work. The stipulated amount in respect of these claims is anticipated to total approximately $7,500 during the upcoming two years. During the year ended March 31, 2008 the Company paid a fee in the amount of  $4,659 ($CAD 4,570) in lieu of exploration work to meet British Columbia requirements for good standing.

5. DEMAND LOAN

Under a loan agreement dated March 26, 2008, the demand loan is repayable on demand of the borrower and bears interest beginning April 1, 2008 at the rate of 10% per annum compounded monthly at the end of the month. In the event the loan is placed with a lawyer for collection, a fee of 20% of the unpaid balance will apply.

6. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

The Company has been provided with premises by its CEO for no charge.  Accordingly, rent of $6,000 has been recorded in the year ended March 31, 2008 (2007- $2,250), and additional paid-in capital has been increased by the corresponding amount.

Accounts payable includes $646 (2007 - $314) due to the CEO for reimbursement of expenses incurred on behalf of the Company.

7. COMMON STOCK

Effective January 14, 2008, the Company split its common stock on a twenty-for-one basis. All shareholders as of the record date of January 14, 2008 received twenty shares of common stock in exchange for each one common share of their currently issued common stock. The authorized, issued and per share information presented is on a post-split basis.  On January 14, 2008 the Company’s total paid-in capital was less than the product of the par value per share multiplied by the number of post-split shares outstanding. As a result, the shareholders may have an obligation to make up the shortfall of $7,735.

8. INCOME TAXES

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada).  The company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2008	2007
Loss for the year	$(82,075)	$(31,138)
Average statutory tax rate	35%	35%

Expected income tax provision	$(28,726)	$(10,898)
Unrecognized tax losses	28,726	10,898

Income tax expense	$--	$--

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward	$39,624
Valuation allowance	(39,624)

Net deferred income tax assets	$-

The Company has net operating losses carried forward of approximately $113,000 for tax purposes which will expire in 2027 and 2028 if not utilized.