Form 10-Q
period 2008-06-30
Sunberta Resources Inc.
filed 2008-08-14
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-143597

Sunberta Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 Cove Park Road NE, Calgary, AB T3K 5XB
(Address of principal executive offices)

206-339-6314
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

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,042,000 common shares as of June 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2008 and March 31, 2008;

F-2	Statements of Operations for the three months ended June 30, 2008 and 2007 and period from September 19, 2006 (Inception) to June 30, 2008;

F-3	Statement of Stockholders’ Equity for period from September 19, 2006 (Inception) to June 30, 2008;

F-4	Statements of Cash Flows for the three months ended June 30, 2008 and 2007 and period from September 19, 2006 (Inception) to June 30, 2008;

F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

Note 2 - Basis of Presentation - going concern
	June 30 2008	March 31 2008

ASSETS

CURRENT ASSETS
Cash	$21,131	$47,101
Total current assets	21,131	47,101

FIXED ASSETS (Note 3)	607	802
MINERAL PROPERTIES (Note 4)	5,498	5,448

Total assets	$27,236	$53,351

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Demand loan (Note 5)	$50,000	$50,000
Accounts payable including related party payable of $390 (March 31, 2008 - $646) (Note 6)
	9,276	11,092
Accrued liabilities	8,919	18,620
Total current liabilities	68,195	79,712

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 6, 7 and 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 7)

Authorized 1,500,000,000 shares at par value of $0.001 each Issued and outstanding 82,042,000	74,307	74,307
Additional paid-in capital	9,750	8,250
Accumulated (deficit) during exploration stage	(129,379)	(113,213)
Accumulated other comprehensive income (loss)	4,363	4,295
Total stockholders' equity (deficit)	(40,959)	(26,361)

Total liabilities and stockholder's equity (deficit)	$27,236	$53,351

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

	Three months ended June 30 2008		Three months ended June 30 2007		Cumulative from date of inception September 19, 2006 to June 30, 2008

EXPENSES
Consulting		$-		$-		$3,710
Investor relations, promotion and entertainment		202		880		1,792
Exploration		-		4,239		13,646
Depreciation		204		188		1,738
Professional fees		11,655		14,455		76,313
Other administrative expenses		4,105		4,913		32,713
Total expenses		16,166		24,675		129,912

INTEREST INCOME		-		142		533

Net (loss) for the period		$(16,166)		(24,533)		$(129,379)

Other comprehensive income (loss)
Foreign currency translation		68		3,032		4,363

Comprehensive (loss)		$(16,098)		(21,501)		$(125,016)

Net (loss) for the period	$	nil	$	nil	$	nil

Weighted average number of common stock outstanding		82,042,000		82,042,000		73,447,075

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	Deficit Accumulated During Exploration Stage from Inception to June 30, 2008	Stockholders’ Equity (Deficit)
Beginning balance, September 19, 2006	-	$-	$-	$-	$-	$-
Shares issued pursuant to subscription November 15, 2006 at $0.0005	52,000,000	26,000	-	-	-	26,000
Shares issued pursuant to subscriptions November 27, 2006 at $0.001	25,500,000	25,500	-	-	-	25,500
Shares issued for acquisition of subsidiary at $0.05	2,000	107	-	-	-	107
Shares issued pursuant to subscriptions March 30, 2007 at $0.005	4,540,000	22,700	-	-	-	22,700
Non-cash use of premises contributed by a director	-	-	-	2,250	-	2,250
Net loss for the year	-	-	(857)	-	(31,138)	(31,995)

Balance March 31, 2007	82,042,000	$74,307	$(857)	$2,250	$(31,138)	$44,562
Non-cash use of premises contributed by a director	-	-	-	6,000	-	6,000
Net income (loss) for the year	-	-	5,152	-	(82,075)	(76,923)

Balance March 31, 2008	82,042,000	$74,307	$4,295	$8,250	$(113,213)	$(26,361)
Non-cash use of premises contributed by a director	-	-	-	1,500	-	1,500
Net income (loss) for the period	-	-	68	-	(16,166)	(16,098)

Balance June 30, 2008	82,042,000	$74,307	$4,363	$9,750	$(129,379)	$(40,959)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Three months ended June 30 2008	Three months ended June 30 2007	Cumulative from date of inception September 19, 2006 to June 30, 2008

Cash (used in) operating activities:
Net (loss)	$(16,166)	$(24,533)	$(129,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	1,500	1,500	9,750
Depreciation of fixed assets	204	188	1,738
Net change in operating assets and liabilities:
Accounts payable	(1,816)	(4,068)	9,276
Accrued liabilities	(9,701)	(1,000)	8,919

Net cash (used in) operating activities	(25,979)	(27,913)	(99,696)

Cash (used in) investing activities:
Purchase of fixed assets	-	-	(2,143)
Purchase of mining claims	-	-	(4,857)

Net cash (used in) investing activities	-	-	(7,000)

Cash from financing activities:
Demand loan	-	-	50,000
Issue of shares	-	-	74,307

Net cash from financing activities	-	-	124,307

Effect of exchange rate changes on cash	9	2,508	3,520

Increase in cash and cash equivalent	(25,970)	(25,405)	21,131

Cash, beginning of period	47,101	59,848	-
Cash, end of period	$21,131	$34,443	$21,131

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Expressed in US Dollars)

1. BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the March 31, 2008 audited financial statements and notes thereto.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception amounting to $129,379 as of June 30, 2008 and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

3. FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2008	March 31, 2008

Computer equipment	$2,428	$2,406
Less: Accumulated depreciation	1,821	1,604

	$607	$802

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Expressed in US Dollars)

4. MINERAL PROPERTIES

Mineral properties consist of the following mineral claim tenures:

Name	Number of claim tenures	Location	Area covered	Cost June 30, 2008	Cost March 31, 2008
Sombrio River	4	11km SE of Port Renfrew, British Columbia	106.933 hectares	$2,749	$2,724
Loss Creek	3	17km SE of Port Renfrew, British Columbia	107.013 hectares	$2,749	$2,724

				$5,498	$5,448

The claims are subject to a requirement to either (1) complete exploration work on the claims valued at an amount stipulated by the government and pay a filing fee; or (2) pay a stipulated fee to the Province of British Columbia in lieu of completing exploration work. The stipulated amount in respect of these claims is anticipated to total approximately $7,500 during the upcoming two years. During the three months ended June 30, 2008 the Company paid a fee in the amount of  $775 ($CAD 783) in lieu of exploration work to meet British Columbia requirements for good standing.

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

6. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

The Company has been provided with premises by its CEO for no charge.  Accordingly, rent of $1,500 has been recorded in the three months ended June 30, 2008 (2007- $1,500), and additional paid-in capital has been increased by the corresponding amount.

Accounts payable includes $390 (March 31, 2008 - $646) due to the CEO for reimbursement of expenses incurred on behalf of the Company.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Expressed in US Dollars)

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

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	June 30, 2008	June 30, 2007
Loss for the three months ended June 30	$(16,166)	$(24,533)
Average statutory tax rate	35%	35%

Expected income tax provision	$(5,658)	$(8,587)
Unrecognized tax losses	5,658	8,587

Income tax expense	$--	$--

Significant components of deferred income tax assets are as follows:

	June 30, 2008	June 30, 2007
Net operating losses carried forward	$45,282	$8,587
Valuation allowance	(45,282)	(8,587)

Net deferred income tax assets	$-	$-

The Company has net operating losses carried forward of approximately $129,000 for tax purposes which will expire in 2027 and 2028 if not utilized.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We had a deficiency in working capital in the amount of $47,064 as of June 30, 2008.  Subject to our ability to successfully raise sufficient additional capital beyond the $50,000 demand loan we secured on March 26, 2008, we intend to proceed with a preliminary exploration program as recommended by our Consulting Geologist. We plan to raise up to $200,000 of additional capital during the next 12 to 18 months by seeking additional funds from existing investors or by offering equity securities to new investors. The risky nature of this enterprise and lack of tangible assets places other types of debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

On March 26, 2008, we were able to borrow $50,000 under a Loan Agreement with an unaffiliated third party.  The loan bears interest at 10% per annum compounded monthly on the last day of each month with interest accruing from April 1, 2008.  The loan is due on demand.  In addition, Mr. Sundberg has agreed to loan us up to $100,000 as and when needed. This additional capital will allow us to complete preliminary exploration activities and perhaps begin additional activities as well, should we determine with our consulting geologist that this is advisable. Subject to the availability additional financing of personnel and professional geological advice, we intend to begin our preliminary exploration program in the fall of 2008.  We previously intended to begin our program in February of 2008.  This will not be possible due to the unavailability of contractors to assist with the program.  Also, to finance operations we are also actively working to raise additional capital from prospective investors by way of a non-brokered private placement.  To date, we have not engaged a broker-dealer to assist in raising capital and management has not yet determined whether the Company will do so.

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

In the event the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Sombrio River and Loss Creek mineral claims, we intend to seek out and acquire interests in North American mineral exploration properties, which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. If we are unable to locate and acquire such a prospect, we may be forced to seek other business opportunities. Presently, we have not given any consideration to the acquisition of other exploration properties because we have only recently commenced our preliminary exploration program and have not received any results.

Upon the completion of preliminary exploration, or any additional programs, which are successful in identifying mineral deposits, we will have to spend substantial funds on further exploration and engineering studies before we know that we have a mineral reserve. A mineral reserve is a commercially viable mineral deposit.

Results of Operations for the three months ended June 30, 2008 and 2007, and for the period from inception (September 19, 2006) to June 30, 2008

We did not earn any revenues from inception through June 30, 2008. We do not anticipate earning revenues unless and until such time that we enter into commercial production of the Sombrio River and Loss Creek mineral claim, or other mineral claims we may acquire and develop. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on Sombrio River and Loss Creek mineral claims, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $16,166 for the three months ended June 30, 2008, compared with operating expenses in the amount of $24,675 for the three months ended June 30, 2007.  The operating expenses for the three months ended June 30, 2008 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $11,655 and office and administration expenses in the amount of $4,105.  The operating expenses for the three months ended June 30, 2007 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $14,455, office and administration expenses in the amount of $4,913, and exploration expenses in the amount of $4,239.

We incurred operating expenses in the amount of $129,912 for the period from inception to June 30, 2008.  The operating expenses for the period from inception to June 30, 2008 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $76,313, office and administration expenses in the amount of $32,713, and exploration expenses in the amount of $13,646.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $16,616 for the three months ended June 30, 2008, as compared with $24,533 for the three months ended June 30, 2007, and $129,379 for the period from inception to June 30, 2008.

Liquidity and Capital Resources

We had cash of $21,131 as our only current asset as of June 30, 2008. We had current liabilities of $68,195 as of June 30, 2008. We therefore had a working capital deficit of $47,064 as of June 30, 2008.

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

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Going Concern

We have experienced losses since the inception of the exploration stage amounting to $129,379 as of June 30, 2008.  As of June 30, 2008, we have a total of $21,131 in cash; however this amount will be insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to meet our commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on our ability to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that we will be successful in achieving these goals.

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

There were various other accounting standards and interpretations issued to June 30, 2008, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kelly Sundberg.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

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

Sunberta Resources, Inc.

Date:	August 12, 2008

By: /s/Kelly Sundberg Kelly Sundberg Title: Chief Executive Officer and Director