Form 10-Q
period 2008-12-31
Sunberta Resources Inc.
filed 2009-02-17
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,042,000 common shares as of December 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2008 and March 31, 2008;
F-2	Statements of Operations for the three and nine months ended December 31, 2008 and 2007 and period from September 19, 2006 (Inception) to December 31, 2008;
F-3	Statements of Cash Flows for the three and nine months ended December 31, 2008 and 2007 and period from September 19, 2006 (Inception) to December 31, 2008;
F-4	Statement of Stockholders’ Equity for period from September 19, 2006 (Inception) to December 31, 2008;
F-5	Notes to unaudited financial statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern
	December 31 2008	March 31 2008

ASSETS

CURRENT ASSETS
Cash	$8,468	$47,101
Total current assets	8,468	47,101

FIXED ASSETS (Note 3)	168	802
MINERAL PROPERTIES (Note 4)	4,573	5,448

Total assets	$13,209	$53,351

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Demand loan (Note 5)	$50,000	$50,000
Accounts payable including related party payable of $324 (March 31, 2008 - $646) (Note 6)
	7,936	11,092
Accrued liabilities	12,414	18,620
Total current liabilities	70,350	79,712

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 6, 7 and 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 7)Authorized 1,500,000,000 shares at par value of $0.001 each Issued and Outstanding 82,042,000	74,307	74,307
Additional paid-in capital	12,750	8,250
Accumulated (deficit) during exploration stage	(147,512)	(113,213)
Accumulated other comprehensive income (loss)	3,314	4,295
Total stockholders' equity (deficit)	(57,141)	(26,361)

Total liabilities and stockholder's equity (deficit)	$13,209	$53,351

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three months ended December 31				Nine months ended December 31				Cumulative from date of inception September 19, 2006 to
	2008		2007		2008		2007		December 31, 2008

EXPENSES
Consulting		$-		$-		$-		$-	$3,710
Investor relations, promotion and entertainment		185		168		786		1,065	2,376
Exploration		-		429		-		5,681	13,646
Depreciation		167		-		569		681	2,103
Professional fees		4,001		-		21,863		30,987	86,521
Other administrative expenses		3,777		374		11,081		19,398	39,689
Total expenses		8,130		971		34,299		57,812	148,045

INTEREST INCOME		-		45		-		322	533

Net (loss) for the period		$(8,130)		$(926)		$(34,299)		$(57,490)	$(147,512)

Other comprehensive income (loss)
Foreign currency translation		(802)		(1,385)		(981)		6,922	3,314

Comprehensive (loss)		$(8,932)		$(2,311)		$(35,280)		$(50,568)	$(144,198)

Net loss per common share - basic and fully diluted:
Net (loss) for the period	$	nil	$	nil	$	nil	$	nil	$ nil
Weighted average number of common stock outstanding		82,042,000		82,042,000		82,042,000		82,042,000	75,341,047

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three months ended December 31		Nine months ended December 31		Cumulative from date of inception September 19, 2006 to
	2008	2007	2008	2007	December 31, 2008
Cash (used in) operating activities:

Net (loss)	$(8,130)	$(10,622)	$(34,299)	$(57,490)	$(147,512)
Adjustments to reconcile net loss to net cash used in operating activities:

Donated services	1,500	1,500	4,500	4,500	12,750
Depreciation of fixed assets	167	287	569	681	2,103
Net change in operating assets and liabilities:
Accounts payable	175	446	(3,156)	4,083	7,936
Accrued liabilities	5,250	(5,500)	(6,206)	(8,000)	12,414
Net cash (used in) operating activities
	(1,038)	(13,889)	(38,592)	(56,226)	(112,309)
Cash (used in) investing activities:

Purchase of fixed assets	-	-	-	-	(2,143)
Purchase of mining claims	-	-	-	-	(4,857)
Net cash (used in) investing activities
	-	-	-	-	(7,000)

Cash from financing activities:
Demand loan	-			-	50,000
Issue of shares	-	-	-	-	74,307
Net cash from financing activities	-	-	-	-	124,307

Effect of exchange rate changes on cash	(38)	1,461	(41)	5,818	3,470

Increase in cash and cash equivalent	(1,076)	(12,428)	(38,633)	(50,408)	8,468

Cash, beginning of period	9,544	21,868	47,101	59,848	-
Cash, end of period	$8,468	$9,440	$8,468	$9,440	$8,468

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	Deficit Accumulated During Exploration Stage from Inception to September 30, 2008	Stockholders’ Equity (Deficit)
Beginning balance, September 19, 2006	-	$-	$-	$-	$-	$-
Shares issued pursuant to subscription November 15, 2006 at $0.0005	52,000,000	26,000	-	-	-	26,000
Shares issued pursuant to subscriptions November 27, 2006 at $0.001	25,500,000	25,500	-	-	-	25,500
Shares issued for acquisition of subsidiary at $0.05	2,000	107	-	-	-	107
Shares issued pursuant to subscriptions March 30, 2007 at $0.005	4,540,000	22,700	-	-	-	22,700
Non-cash use of premises contributed by a director	-	-	-	2,250	-	2,250
Net loss for the year	-	-	(857)	-	(31,138)	(31,995)

Balance March 31, 2007	82,042,000	$74,307	$(857)	$2,250	$(31,138)	$44,562
Non-cash use of premises contributed by a director	-	-	-	6,000	-	6,000
Net income (loss) for the year	-	-	5,152	-	(82,075)	(76,923)

Balance March 31, 2008	82,042,000	$74,307	$4,295	$8,250	$(113,213)	$(26,361)
Non-cash use of premises contributed by a director	-	-	-	1,500	-	1,500
Net income (loss) for the period	-	-	68	-	(16,166)	(16,098)

Balance June 30, 2008	82,042,000	$74,307	$4,363	$9,750	$(129,379)	$(40,959)
Non-cash use of premises contributed by a director	-	-	-	1,500	-	1,500
Net income (loss) for the period	-	-	(247)	-	(10,003)	(10,250)

Balance September 30, 2008	82,042,000	$74,307	$4,116	$11,250	$(139,382)	$(49,709)
Non-cash use of premises contributed by a director	-	-	-	1,500	-	1,500
Net income (loss) for the period	-	-	(802)	-	(8,130)	(8,932)

Balance December 31, 2008	82,042,000	$74,307	$3,314	$12,750	$(147,512)	$(57,141)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008
(Expressed in US Dollars)
Unaudited – Prepared by Management

1. BASIS OF PRESENTATION

The unaudited financial statements as of December 31, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the March 31, 2008 audited financial statements and notes thereto.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception amounting to $147,512 as of December 31, 2008 and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

3. FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2008	March 31, 2008

Computer equipment	$2,019	$2,406
Less: Accumulated depreciation	1,851	1,604

	$168	$802

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008
(Expressed in US Dollars)
Unaudited – Prepared by Management

4. MINERAL PROPERTIES

Mineral properties consist of the following mineral claim tenures:

Name	Number of claim tenures	Location	Area covered	Cost December 31, 2008	Cost March 31, 2008
Sombrio River	4	11km SE of Port Renfrew, British Columbia	106.933 hectares	$2,286	$2,724
Loss Creek	3	17km SE of Port Renfrew, British Columbia	107.013 hectares	$2,287	$2,724
				$4,573	$5,448

The claims are subject to a requirement to either (1) complete exploration work on the claims valued at an amount stipulated by the government and pay a filing fee; or (2) pay a stipulated fee to the Province of British Columbia in lieu of completing exploration work. The stipulated amount in respect of these claims is anticipated to total approximately $7,500 during the upcoming two years. During the nine months ended December 31, 2008 the Company paid a fee in the amount of  $775 ($CAD 783) in lieu of exploration work to meet British Columbia requirements for good standing.

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

6. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

The Company has been provided with premises by its CEO for no charge.  Accordingly, rent of $4,500 has been recorded in the nine months ended December 31, 2008 (2007- $4,500), and additional paid-in capital has been increased by the corresponding amount.

Accounts payable includes $324 (March 31, 2008 - $646) due to the CEO for reimbursement of expenses incurred on behalf of the Company.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008
(Expressed in US Dollars)
Unaudited – Prepared by Management

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

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	December 31, 2008	December 31, 2007
Loss for the nine months ended December 31	$(34,299)	$(57,490)
Average statutory tax rate	35%	35%

Expected income tax provision	$(12,005)	$(20,122)
Unrecognized tax losses	12,005	20,122

Income tax expense	$--	$--

Significant components of deferred income tax assets are as follows:

	December 31, 2008	December 31, 2007
Net operating losses carried forward	$51,629	$20,122
Valuation allowance	(51,629)	(20,122)

Net deferred income tax assets	$-	$-

The Company has net operating losses carried forward of approximately $148,000 for tax purposes which will expire in 2027 and 2028 if not utilized.

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

We had a deficiency in working capital in the amount of $61,882 as of December 31, 2008.  Subject to our ability to successfully raise sufficient additional capital, we intend to proceed with a preliminary exploration program as recommended by our Consulting Geologist. In past filings, we have reported plans to raise up to $200,000 of additional capital during the next 12 to 18 months by seeking additional funds from existing investors or by offering equity securities to new investors. The only funds we have been able to secure, however, was a loan for $50,000 from an unaffiliated third party in March of 2008.  As such, we have been unsuccessful to date in raising the requisite amount of funds to commence our preliminary exploration program.  The poor economic climate in North America has made it difficult to raise funds through the sale of our equity securities.  In addition, the risky nature of our enterprise and lack of tangible assets places other types of debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

Mr. Sundberg has agreed to loan us up to $100,000 as and when needed. This money -- while sufficient to fund our administrative needs and professional expenses as a reporting company for a period of time -- would not be enough to cover the expenses of our recommended exploration program.  Aside from our troubles in raising funds, we have been unable to locate contractors to assist with the exploration program.  If we are unable to secure financing and locate suitable contractors for our exploration program, we may be forced to consider alternate business opportunities or cease operations.  There is no assurance that we will be able to achieve these goals and continue as a going concern.

If we are able to secure financing and locate suitable contractors, we intend to pursue our business plan of conducting preliminary exploration activities. Once we receive the analysis of our preliminary exploration program, our board of directors, in consultation with our consulting geologist, will assess whether to proceed with additional exploration. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the preliminary exploration program are sufficiently positive to enable us to proceed. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

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

Results of Operations for the three months ended December 31, 2008 and 2007, and for the period from inception (September 19, 2006) to December 31, 2008

We did not earn any revenues from inception through December 31, 2008. We do not anticipate earning revenues unless and until such time that we enter into commercial production of the Sombrio River and Loss Creek mineral claim, or other mineral claims we may acquire and develop. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on Sombrio River and Loss Creek mineral claims, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $8,130 for the three months ended December 31, 2008, compared with operating expenses in the amount of $971 for the three months ended December 31, 2007.  The operating expenses for the three months ended December 31, 2008 consisted primarily of professional fees in connection with our current financial reporting in the amount of $4,001 and office and administration expenses in the amount of $3,777.  The operating expenses for the three months ended December 31, 2007 consisted primarily of  exploration expenses in the amount of $429 and office and administration expenses in the amount of $374.

We incurred operating expenses in the amount of $34,299 for the nine months ended December 31, 2008, compared with operating expenses in the amount of $57,812 for the nine months ended December 31, 2007.  The operating expenses for the nine months ended December 31, 2008 consisted primarily of professional fees in connection with our current financial reporting in the amount of $21,863 and office and administration expenses in the amount of $11,081.  The operating expenses for the nine months ended December 31, 2007 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $30,987, office and administration expenses in the amount of $19,398, and exploration expenses in the amount of $5,681.

We incurred operating expenses in the amount of $148,045 for the period from inception to December 31, 2008.  The operating expenses for the period from inception to December 31, 2008 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $86,521, office and administration expenses in the amount of $39,689, and exploration expenses in the amount of $13,646.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our being a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $8,130 for the three months ended December 31, 2008, as compared with $926 for the three months ended December 31, 2007.  We incurred a net loss in the amount of $34,299 for the nine months ended December 31, 2008, as compared with $57,490 for the nine months ended December 31, 2007.  We incurred a net loss of $147,512 for the period from inception to December 31, 2008.

Liquidity and Capital Resources

We had cash of $8,468 as our only current asset as of December 31, 2008. We had current liabilities of $70,350 as of December 31, 2008. We therefore had a working capital deficit of $61,882 as of December 31, 2008.

We anticipate that we will be dependent, for the immediate future, upon additional investment capital to fund operating expenses.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Going Concern

We have experienced losses since the inception of the exploration stage amounting to $147,512 as of December 31, 2008.  As of December 31, 2008, we have a total of $8,468 in cash; however this amount will be insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to meet our commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on our ability to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that we will be successful in achieving these goals.

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

There were various other accounting standards and interpretations issued to December 31, 2008, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kelly Sundberg.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2008.

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

Sunberta Resources, Inc.

Date:	February 13, 2009

By: /s/ Kelly Sundberg Kelly Sundberg Title: Chief Executive Officer and Director