Form 10-K
period 2009-03-31
Sunberta Resources Inc.
filed 2009-06-29
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-53276

Sunberta Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Covepark Road NE, Calgary, AB	T3K 5XB
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 206-339-6314

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  82,042,000 as of June 29, 2009.

 PART I
Item 1.   Business

Overview

We were incorporated in the State of Nevada on November 15, 2006 (date of incorporation). We were an exploration-stage company engaged in the exploration of mineral resource properties.  On November 16, 2006 we acquired all of the outstanding shares of Sunberta Resources Inc. (Alberta), a Canadian company incorporated on September 19, 2006, from Mr. Sundberg in exchange for 100 shares of our company, whereby Sunberta (Alberta) became our wholly-owned subsidiary.

On January 2, 2007, Sunberta (Alberta) acquired seven (7) mining claims from Mr. Dave Zamida.  The claims are generally known as the Sombrio River and Loss Creek claims.  They are located in British Columbia, Canada. Our rights in the claims are limited to 100% of the rights to explore for and exploit gold placer deposits.  The purchase price for the claims totaled $4,857.

As a disincentive to inactivity by claim owners, the British Columbia government requires owners of gold placer claims to either (1) complete exploration work on the claims valued at an amount stipulated by the government and pay a filing fee; or (2) pay a stipulated fee to the Province of British Columbia in lieu of completing exploration work.  The following table shows our claims and the respective due date for exploration activities or payment of stipulated fees.

Claim Name	Tenure Number	Exploration Work or Payment in Lieu Dates	Area (ha)
Sombrio River
Sombrio 1	559644	May 31, 2009	21.385
Sombrio 2	559645	May 31, 2009	21.383
Sombrio 3	543740	October 21, 2008	21.387
West Coast King	546350	December 2, 2008	42.778
Loss Creek
No Loss Here	535498	June 12, 2009	21.403
Maquinna	535641	June 14, 2009	42.805
Loss Creek 3	546358	December 2, 2008	42.805

The current financial crises and related liquidity problems have made capital raising increasingly difficult for exploration stage mining companies.  We have not been able to able to raise necessary funds in this current economic climate to pursue our mining operations. As a result of our inability to acquire funds, we were not able to conduct exploration activities or pay the stipulated fee on any of our seven (7) mining claims on the respective due dates noted above. We have therefore lost our rights to explore for and exploit gold placer deposits on our claims.

As of the date hereof, we do not own any property interests. Because we no longer hold an interest in any mineral claims, we plan to search out other business opportunities. Although our company was not successful in raising the funds to explore our claims, we may identify a suitable business opportunity either inside or outside the mining industry that may better attract funds to sustain developmental operations until revenues are generated.  Although we are searching for such opportunities, we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements.

We anticipate that any new business opportunities by our company will require additional financing. If our company requires additional financing and we are unable to acquire such funds, our business may fail. We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a suitable business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Even if we are able to enter into a business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

Competition

We are a company seeking prospective business opportunities.  We compete with other companies for both the acquisition of prospective businesses and the financing necessary to develop such businesses.

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

Item 2.   Properties

Our executive and head office is located at 45 Covepark Road NE, Calgary, Alberta, Canada T3K 5X8. The office is in Mr. Sundberg’s home. The fair value of the office space provided by Mr. Sundberg has been estimated at $500 per month since November 15, 2006. Amounts of $6,000 and $6,000 have been charged to operations for the period ended March 31, 2008 and the year ended March 31, 2009, respectively, with a credit to additional paid in capital. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.  When and if we require additional space, we intend to move at that time.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended March 31, 2009.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SBTR.OB.” The following are the high and low sale prices for the common stock by quarter as reported by the OTC Bulletin for the years ended March 31, 2009 and 2008.

Fiscal Year Ending March 31, 2009
Quarter Ended	High $	Low $
March 31, 2009	0	0
December 31, 2008	0	0
September 30, 2008	0	0
June 30, 2008	0	0

Fiscal Year Ending March 31, 2008
Quarter Ended	High $	Low $
March 31, 2008	0	0
December 31, 2007	0	0
September 30, 2007	0	0
June 30, 2007	0	0

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

Holders of Our Common Stock

We are authorized to issue 1,500,000,000 shares of common stock with a par value of $0.001 per share. As at March 31, 2009 we had 82,042,000 shares of common stock outstanding. Our shares are held by forty-three (43) stockholders of record. We have no authorized preferred stock.

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

Results of Operations for the years ended March 31, 2009 and 2008, and for the period from inception (September 19, 2006) to March 31, 2009

We did not earn any revenues from inception through the period ending March 31, 2009.

We incurred operating expenses in the amount of $55,091 for the year ended March 31, 2009.  The operating expenses for the year ended March 31, 2009 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $36,344 and office and administration expenses in the amount of $16,435. We incurred operating expenses in the amount of $77,260 for the year ended March 31, 2008.  The operating expenses for the year ended March 31, 2008 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $51,658 and office and administration expenses in the amount of $23,649. We incurred operating expenses in the amount of $155,191 for the period from inception to March 31, 2009.  The operating expenses for the period from inception to March 31, 2009 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $101,002 and office and administration expenses in the amount of $45,043.

We incurred exploration expenses in connection with our former mining claims in amounts of $5,134 in the year ended March 31, 2008, $13,846 from inception to March 31, 2008 and $nil in the year ended March 31, 2009. In the year ended March 31, 2009, we recognized a write-down in the carrying value of the mining claims in the amount of $4,971 due to expiry of the claims. These exploration expenses and write-downs have been presented in the financial statements for the year ended March 31, 2009 as loss from discontinued operations, separate from results of continuing operations.

We will incur additional expenses if we are successful in entering into an agreement to acquire a suitable business opportunity. If we enter into such an agreement, we anticipate that we will require significant funds to develop the business in addition to any acquisition costs. It is not possible to estimate such funding requirements until such time as we enter into a business combination.

We incurred a net loss in the amount of $60,062 for the year ended March 31, 2009, $ 82,075 for the year ended March 31, 2008, and $173,275 for the period from inception to March 31, 2009.

Liquidity and Capital Resources

We had cash of $486 as our only current asset as of March 31, 2009. We had current liabilities of $80,405 as of March 31, 2009. We therefore had a working capital deficit of $79,919 as of March 31, 2009.

We anticipate that we will be dependent, for the immediate future, upon additional investment capital to fund operating expenses. We estimate that we will require approximately $30,000 to operate over the next twelve month period and an additional $80,000 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities.  There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

In addition to the issues set out above regarding our ability to raise capital, global economies are currently undergoing a period of economic uncertainty related to the tightening of credit markets worldwide. This has resulted in numerous adverse effects, including unprecedented volatility in financial markets and stock prices, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, increased unemployment, liquidity concerns and volatile but generally declining energy prices. We anticipate that the current economic conditions and the credit shortage will adversely impact our ability to raise financing. In addition, if the future economic environment continues to be less favorable than it has been in recent years, we may experience difficulty in locating a suitable business opportunity to acquire or enter into a business combination.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Going Concern

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception amounting to $173,275 as of March 31, 2009 and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

Upon expiry of the last of the Company’s claims in June 2009, the Company does not own any property interests. Because the Company no longer holds an interest in any mineral claims, the Company  plans to search out other business opportunities. Although the Company was not successful in raising the funds to explore its claims, it may identify a suitable business opportunity either inside or outside the mining industry that may better attract funds to sustain developmental operations until revenues are generated.  Although the Company is searching for such opportunities, it has not entered into any definitive agreements to date and there can be no assurance that the Company will be able to enter into any definitive agreements.

The financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

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

There were various other accounting standards and interpretations issued during 2008 or to March  31, 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this annual report on Form 10-K, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.”  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  Our company intends to remediate the material weaknesses as set out below.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2009 based on the criteria set forth in the SEC’s Release No. 33-8810: Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at March 31, 2009 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; (iv) no written whistle-blower policy; (v) inadequate knowledge to address complex accounting and tax issues that may arise; and (vi) risk to our company as a going concern in the event the sole executive officer of our company is unable to fulfill this role due to death or incapacitation.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2010 : (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.  The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of March 31, 2009 and their present positions.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kelly Sundberg	President, Secretary, Treasurer and Director	36	President, Secretary, Treasurer and a Director since November 15, 2006 (date of incorporation of the Company)

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
Mr. Sundberg holds a Bachelor of Arts with concentrations in Business Entrepreneurship and Social Science from the University of Victoria and a Master of Arts in Justice and Public Safety Leadership from Royal Roads University.  He is currently a PhD candidate in Criminology at Monash University in Melbourne, Australia.  Since 2004, Mr. Sundberg has been an instructor in Justice Studies at Mount Royal College in Calgary, Alberta.  Mr. Sundberg was a border services officer with Canada Border Services from 1999 to 2008.  He has been president of KWS Consulting Inc. since 1996.  KWS is a private business consulting firm based in Victoria, British Columbia.  He has not previously served as a director or officer for any public companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during the year ended March 31, 2009.  We filed a Form 8-A12G on June 12, 2008, however, after the reporting period.  Although it qualified as a “late report,” on June 20, 2008, Mr. Kelly Sundberg, our sole officer, director and 10% shareholder, filed a Form 3 under the Exchange Act to disclose his equity ownership in our company. To the company’s knowledge, there are no transactions that were not reported on a timely basis, and no known failures to file a required form.

Code of Ethics Disclosure

As of March 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended March 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kelly Sundberg (1) President, Secretary, Treasurer and Director	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2009.

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

The table below summarizes all compensation of our directors as of March 31, 2009.

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

Stock Option Plans

We did not have a stock option plan in place as of March 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as March 31, 2009, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock and by our current sole director and executive officer.  The shareholder has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(2) Based on 82,042,000 shares outstanding as of March 31, 2009.

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

We have been provided with our premises by Mr. Sundberg for no charge. Accordingly, rent of $6,000 has been recorded in the year ended March 31, 2009, and additional paid-in capital has been increased by the corresponding amount.

Accounts payable includes $315 due to Mr. Sundberg for reimbursement of expenses incurred on behalf of the Company.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our auditors in the year ended March 31, 2009 for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal year ended March 31, 2008 were approximately $18,600.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended March 31, 2009 and 2008

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended March 31, 2009 and 2008 were $0 and $0 respectively.

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets – Years Ended March 31, 2009 and 2008;
F-3	Consolidated Statements of Operations – Year Ended March 31, 2009, Year Ended March 31, 2008, and Period from Inception to March 31, 2009;
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from Inception to March 31, 2009;
F-5	Consolidated Statements of Cash Flows - Year Ended March 31, 2009, Year Ended March 31, 2008, and Period from Inception to March 31, 2009;
F-6	Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunberta Resources, Inc.

By: /s/ Kelly Sundberg
Kelly Sundberg, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: June 29, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Kelly Sundberg
Kelly Sundberg, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: June 29, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors
Sunberta Resources Inc.

We have audited the accompanying Consolidated Balance Sheets of Sunberta Resources Inc. (An Exploration Stage Company) as of March 31, 2009 and March 31,2008 and the related Consolidated Statements of Operations, Stockholders’ (Deficit), and cash flows for the years ended March 31, 2009 and March 31, 2008 and for the period from September 19, 2006 (date of inception) to March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Sunberta Resources  Inc (An Exploration Stage Company) as of March 31, 2009 and March 31, 2008 and the results of its operations, stockholders’ (deficit), and its cash flows for  the years  ended March 31, 2009 and March 31, 2008 and for the  period from September 19, 2006 (date of inception) to March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
7931 S. Broadway, #314
Littleton, Colorado 80122

June 29, 2009

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern
	March 31 2009	March 31 2008

ASSETS

CURRENT ASSETS
Cash	$486	$47,101
Total current assets	486	47,101

FIXED ASSETS (Note 3)	-	802
ASSETS OF DISCONTINUED OPERATIONS (Note 4)	-	5,448

Total assets	$486	$53,351

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Demand loan (Note 5)	$55,236	$50,000
Accounts payable including related party payable of $315 (March 31, 2008 - $646) (Note 6)
	10,606	11,092
Accrued liabilities	14,563	18,620
Total current liabilities	80,405	79,712

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 6, 7, 8 and 9)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 7) Authorized 1,500,000,000 shares at par value of $0.001 each Issued and outstanding 82,042,000	74,307	74,307
Additional paid-in capital	14,250	8,250
Accumulated (deficit) during exploration stage	(173,275)	(113,213)
Accumulated other comprehensive income (loss)	4,799	4,295
Total stockholders' equity (deficit)	(79,919)	(26,361)

Total liabilities and stockholder's equity (deficit)	$486	$53,351

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Years ended March 31				Cumulative from date of inception September 19, 2006 to
	2009		2008		March 31, 2009

EXPENSES
Consulting		$-		$-		$3,710
Investor relations, promotion and entertainment		1,580		1,132		3,170
Depreciation		732		821		2,266
Professional fees		36,344		51,658		101,002
Other administrative expenses		16,435		23,649		45,043
Total expenses		55,091		77,260		155,191

INTEREST INCOME		-		319		533

Net (loss) from continuing operations		(55,091)		(76,941)		(154,658)

(LOSS) FROM DISCONTINUED OPERATIONS (Note 4)						(18,617)

Net (loss) for the year		$(60,062)		$(82,075)		$(173,275)

Other comprehensive income (loss)
Foreign currency translation		504		5,152		4,799

Comprehensive (loss)		$(59,558)		$(76,923)		$(168,476)

Net loss per common share - basic and fully diluted:
Net (loss) from continuing operations	$	nil	$	nil	$	nil
(Loss) from discontinued operations	$	nil	$	nil	$	nil
Net (loss) for the year	$	nil	$	nil	$	nil

Weighted average number of common stock outstanding
		82,042,000		82,042,000		75,993,031

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage from Inception to September 30, 2008	Stockholders’ Equity (Deficit)
Beginning balance, September 19, 2006	-	$-	$-	$-	$-	$-
Shares issued pursuant to subscription November 15, 2006 at $0.0005	52,000,000	26,000	-	-	-	26,000
Shares issued pursuant to subscriptions November 27, 2006 at $0.001	25,500,000	25,500	-	-	-	25,500
Shares issued for acquisition of subsidiary at $0.05	2,000	107	-	-	-	107
Shares issued pursuant to subscriptions March 30, 2007 at $0.005	4,540,000	22,700	-	-	-	22,700
Non-cash use of premises contributed by a director	-	-	-	2,250	-	2,250
Net (loss) for the period	-	-	(857)	-	(31,138)	(31,995)

Balance March 31, 2007	82,042,000	$74,307	$(857)	$2,250	$(31,138)	$44,562
Non-cash use of premises contributed by a director	-	-	-	6,000	-	6,000
Net income (loss) for the year	-	-	5,152	-	(82,075)	(76,923)

Balance March 31, 2008	82,042,000	$74,307	$4,295	$8,250	$(113,213)	$(26,361)
Non-cash use of premises contributed by a director	-	-	-	6,000	-	6,000
Net income (loss) for the year	-	-	504	-	(60,062)	(59,558)

Balance March 31, 2009	82,042,000	$74,307	$4,799	$14,250	$(173,275)	$(79,919)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Years ended March 31		Cumulative from date of inception September 19, 2006 to March 31, 2009
	2009	2008
Cash (used in) operating activities:

Net (loss) for the year	$(60,062)	$(82,075)	$(173,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	6,000	6,000	14,250
Depreciation of fixed assets	732	821	2,266
Write-downs of mineral properties	4,971	-	4,971
Net change in operating assets and liabilities:
Interest payable on demand loan	5,236	-	5,236
Accounts payable	(486)	2,519	10,606
Accrued liabilities	(4,057)	5,620	14,563
Net cash (used in) operating activities
	(47,666)	(67,115)	(121,383)
Cash (used in) investing activities:

Purchase of fixed assets	-	-	(2,143)
Purchase of mining claims	-	-	(4,857)
Net cash (used in) investing activities
	-	-	(7,000)

Cash from financing activities:
Demand loan		50,000	50,000
Issue of shares	-	-	74,307
Net cash from financing activities	-	50,000	124,307

Effect of exchange rate changes on cash	1,051	4,368	4,562

Increase in cash and cash equivalent	(46,615)	(12,747)	486

Cash, beginning of year	47,101	59,848	-
Cash, end of year	$486	$47,101	$486

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
(Expressed in US Dollars)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Sunberta Resources Inc. (the “Company”) was incorporated in the State of Nevada on November 15, 2006. The Company is an exploration stage company which has as its principal business the acquisition and exploration of mineral claims.

On November 16, 2006 the Company acquired all the issued and outstanding shares of Sunberta Resources Inc. (“Sunberta Alberta”), an inactive corporation incorporated in the province of Alberta, Canada on September 19, 2006. Sunberta Alberta was registered as an extraprovincial company in British Columbia, Canada on November 15, 2006. The consideration for the acquisition of Sunberta Alberta was 2000 shares (on a post-split basis) of the Company.

In January, 2007 Sunberta Alberta acquired seven placer claim tenures on southern Vancouver Island, British Columbia, Canada. In the months of October through December, 2008, three of the claims expired.  The remaining claims expired subsequent to March 31, 2009. See also notes 2, 4 and 9.

The Company’s business activities are carried on in Alberta and British Columbia, Canada.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Sunberta Alberta.  All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at March 31, 2009 and 2008, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost.  Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at March 31, 2009, the Company is no longer in the exploration business.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
(Expressed in US Dollars)
Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at March 31, 2009.

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period after giving retroactive effect to the forward stock split effected on January 14, 2008 (see Note 7).  Diluted earnings (loss) per share is equal to the basic loss per share for the year ended March 31, 2009 because there are no common stock equivalents outstanding.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
(Expressed in US Dollars)

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable and accrued liabilities at March 31, 2009 reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

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

The Company’s operations were focused on mineral claim tenures in two blocks of approximately 107 hectares each, six kilometers apart.

Exploration Stage

The Company entered the exploration stage upon its inception .

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at March 31, 2009, the Company does not believe any adjustment for impairment is required.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
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

There were various other accounting standards and interpretations issued during 2008 and 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception amounting to $173,275 as of March 31, 2009 and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

Upon expiry of the last of the Company’s claims in June 2009, the Company does not own any property interests. Because the Company no longer holds an interest in any mineral claims, the Company  plans to search out other business opportunities. Although the Company was not successful in raising the funds to explore its claims, it may identify a suitable business opportunity either inside or outside the mining industry that may better attract funds to sustain developmental operations until revenues are generated.  Although the Company is searching for such opportunities, it has not entered into any definitive agreements to date and there can be no assurance that the Company will be able to enter into any definitive agreements.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
(Expressed in US Dollars)

3. FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2009	March 31, 2008

Computer equipment	$1,963	$2,406
Less: Accumulated depreciation	1,963	1,604

	$-	$802

4. MINERAL PROPERTIES

Mineral properties consist of the following mineral claim tenures:

Name	Number of claim tenures		Location	Area covered	Cost March 31, 2009	Cost March 31, 2008
Sombrio River	2	(2008 -4)	11km SE of Port Renfrew, British Columbia	42.768 hectares (2008 -106.933 hectares)	$-	$2,724
Loss Creek	2	(2008 – 3)	17km SE of Port Renfrew, British Columbia	64,208 hectares (2008-107.013 hectares)	$-	$2,724

					$-	$5,448

The claims are subject to a requirement to either (1) complete exploration work on the claims valued at an amount stipulated by the government and pay a filing fee; or (2) pay a stipulated fee to the Province of British Columbia in lieu of completing exploration work. During the year ended March 31, 2009, the Company abandoned one of the Loss Creek properties and two of the Sombrio River properties when the fees required in lieu of completing exploration work came due but were not paid. Subsequent to March 31, 2009 the fees required in lieu of completing exploration work on the remaining four properties came due and have not been paid. Accordingly the properties have been written off and the operations associated with the properties have been treated in these financial statements as discontinued operations. See also note 9.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
(Expressed in US Dollars)

5. DEMAND LOAN

Under a loan agreement dated March 26, 2008, the demand loan is repayable on demand of the borrower and bears interest beginning April 1, 2008 at the rate of 10% per annum compounded monthly at the end of the month. In the event the loan is placed with a lawyer for collection, a fee of 20% of the unpaid balance will apply. No interest has been paid to March 31, 2009. The carrying value of the demand loan includes $5,236 of interest payable as at March 31, 2009.

6. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

The Company has been provided with premises by its CEO for no charge.  Accordingly, rent of $6,000 has been recorded in the year ended March 31, 2009 (2008- $6,000), and additional paid-in capital has been increased by the corresponding amount.

Accounts payable includes $315 (2008 - $646) due to the CEO for reimbursement of expenses incurred on behalf of the Company.

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

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2009	2008
Loss for the year	$(60,062)	$(82,075)
Average statutory tax rate	35%	35%

Expected income tax provision	$(21,022)	$(28,726)
Unrecognized tax losses	21,022	28,726

Income tax expense	$--	$--

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
(Expressed in US Dollars)

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward	$60,647
Valuation allowance	(60,647)

Net deferred income tax assets	$-

The Company has net operating losses carried forward of approximately $173,000 for tax purposes which will expire in 2027 and 2028 if not utilized.

9. SUBSEQUENT EVENTS

The fees required by the Province of British Columbia in lieu of doing exploration work on the four remaining mineral claims came due between May 31, 2009 and June 14, 2009 and were not paid. Accordingly the claims have lapsed and the Company no longer has any rights associated with the claims. See also note 4.