Form 10-Q
period 2009-06-30
Sunberta Resources Inc.
filed 2009-08-12
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-53276

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,042,000 common shares as of June 30, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of June 30, 2009 and March 31, 2009;
F-2	Statements of Operations for the three months ended June 30, 2009 and 2008 and cumulative from March 31, 2009 (inception of development stage) to June 30, 2009;
F-3	Statement of Stockholders’ Equity for period from September 19, 2006 (Inception) to June 30, 2009;
F-4	Statements of Cash Flows for the three months ended June 30, 2009 and 2008 and cumulative from March 31, 2009 (inception of development stage) to June 30, 2009;
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern	June 30 2009	March 31 2009

ASSETS

CURRENT ASSETS
Cash	$10,473	$486
Total current assets	10,473	486

FIXED ASSETS (Note 3)	-	-

Total assets	$10,473	$486

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Demand loan (Note 4)	$56,628	$55,236
Accounts payable including related party payable of $1,453 (March 31, 2009 - $315) (Note 5)	7,434	10,606
Accrued liabilities	9,151	14,563
Loan from shareholder (Note 6)	22,500
Total current liabilities	95,713	80,405

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 6, 7 and 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 7) Authorized 1,500,000,000 shares at par value of $0.001 each Issued and outstanding 82,042,000	74,307	74,307
Additional paid-in capital	15,959	14,250
Accumulated (deficit) during exploration stage	(173,275)	(173,275)
Accumulated (deficit) during development stage	(6,162)	-
Accumulated other comprehensive income (loss)	3,931	4,799
Total stockholders' equity (deficit)	(85,240)	(79,919)

Total liabilities and stockholder's equity (deficit)	$10,473	$486

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three Months ended June 30		Cumulative from inception of development stage on March 31, 2009 to
	2009	2008	June 30, 2009

EXPENSES
Investor relations, promotion and entertainment	572	202	572
Depreciation	-	204	-
Professional fees	481	11,655	481
Other administrative expenses	5,109	4,105	5,109
Total expenses	6,162	16,166	6,162

Net (loss) for the period	$(6,162)	$(16,166)	$(6,162)

Other comprehensive income (loss)
Foreign currency translation	(868)	68	(868)

Comprehensive (loss)	$(7,030)	$(16,098)	$(7,030)

Net loss per common share - basic and fully diluted:
Net (loss) for the period	$nil	$nil	$nil

Weighted average number of common stock outstanding	82,042,000	82,042,000	82,042,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage from Inception to March 31, 2009	(Deficit) Accumulated During Development Stage from March 31, 2009 to June 30, 2009	Stockholders’ Equity (Deficit)
Beginning balance, September 19, 2006	-	$-	$-	$-	$-	$-	$-
Shares issued pursuant to subscription November 15, 2006 at $0.0005	52,000,000	26,000	-	-	-	-	26,000
Shares issued pursuant to subscriptions November 27, 2006 at $0.001	25,500,000	25,500	-	-	-	-	25,500
Shares issued for acquisition of subsidiary at $0.05	2,000	107	-	-	-	-	107
Shares issued pursuant to subscriptions March 30, 2007 at $0.005	4,540,000	22,700	-	-	-	-	22,700
Non-cash use of premises contributed by a director	-	-	-	2,250	-	-	2,250
Net (loss) for the period	-	-	(857)	-	(31,138)	-	(31,995)

Balance March 31, 2007	82,042,000	$74,307	$(857)	$2,250	$(31,138)	$-	$44,562
Non-cash use of premises contributed by a director	-	-	-	6,000	-	-	6,000
Net income (loss) for the year	-	-	5,152	-	(82,075)	-	(76,923)

Balance March 31, 2008	82,042,000	$74,307	$4,295	$8,250	$(113,213)	$-	$(26,361)
Non-cash use of premises contributed by a director	-	-	-	6,000	-	-	6,000
Net income (loss) for the year	-	-	504	-	(60,062)	-	(59,558)

Balance March 31, 2009	82,042,000	$74,307	$4,799	$14,250	$(173,275)	$-	$(79,919)
Imputed interest on loan from shareholder	-	-	-	209	-	-	209
Non-cash use of premises contributed by a director	-	-	-	1,500	-	-	1,500
Net income (loss) for the period	-	-	(868)	-	-	(6,162)	(7,030)

Balance June 30, 2009	82,042,000	$74,307	$3,931	$15,959	$(173,275)	$(6,162)	$(85,240)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three months ended June 30		Cumulative from inception of development stage on March 31, 2009 to
	2009	2008	June 30, 2009
Cash (used in) operating activities:
Net (loss) for the year	$(6,162)	$(16,166)	$(6,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	1,500	1,500	1,500
Depreciation of fixed assets	-	204	-
Imputed interest on loan from shareholder	209	-	209
Net change in operating assets and liabilities:
Interest payable on demand loan	1,392	-	1,392
Accounts payable	(3,172)	(1,816)	(3,172)
Accrued liabilities	(5,412)	(9,701)	(5,412)
Net cash (used in) operating activities	(11,645)	(25,979)	(11,645)

Cash from financing activities:
Loan from shareholder	22,500	-	22,500
Net cash from financing activities	22,500	-	22,500

Effect of exchange rate changes on cash	(868)	9	(868)

Increase in cash and cash equivalent	9,987	(25,970)	9,987

Cash, beginning of year	486	47,101	486
Cash, end of year	$10,473	$21,131	$10,473

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009
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

In January, 2007 Sunberta Alberta acquired seven placer claim tenures on southern Vancouver Island, British Columbia, Canada. During the year ended March 31, 2009, the Company abandoned three of the placer claim tenures and decided to abandon the remaining four properties. Between May 31 and June 14, 2009, the remaining four placer claim tenures expired.  The carrying cost of the properties was written off in the year ended March 31, 2009.

The Company’s activities to June 30, 2009 have been carried on in Alberta and British Columbia, Canada.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Sunberta Alberta.  All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at June 30, 2009 and 2008, the Company did not have any cash equivalents.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at June 30, 2009.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009
(Expressed in US Dollars)
Unaudited – Prepared by Management

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period after giving retroactive effect to the forward stock split effected on January 14, 2008 (see Note 7).  Diluted earnings (loss) per share is equal to the basic loss per share for the three months ended June 30, 2009 because there are no common stock equivalents outstanding.

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable, accrued liabilities and loan from shareholder at June 30, 2009 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009
(Expressed in US Dollars)
Unaudited – Prepared by Management

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

Exploration and development stages

The Company entered the exploration stage upon its inception . The Company entered the development stage on March 31, 2009.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at June 30, 2009, the Company does not believe any adjustment for impairment is required.

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
June 30, 2009
(Expressed in US Dollars)
Unaudited – Prepared by Management

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception amounting to $179,437 as of June 30, 2009 and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

3. FIXED ASSETS

Fixed assets consist of the following:
	June 30, 2009	March 31, 2009
Computer equipment	$2,128	$1,963
Less: Accumulated depreciation	2,128	1,963

	$-	$-

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009
(Expressed in US Dollars)
Unaudited – Prepared by Management

4. DEMAND LOAN

Under a loan agreement dated March 26, 2008, the demand loan is repayable on demand of the borrower and bears interest beginning April 1, 2008 at the rate of 10% per annum compounded monthly at the end of the month. In the event the loan is placed with a lawyer for collection, a fee of 20% of the unpaid balance will apply. No interest has been paid to June 30, 2009. The carrying value of the demand loan includes $6,628 of interest payable as at June 30, 2009 (March 31, 2009 - $5,236).

5. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

The Company has been provided with premises by its CEO for no charge.  Accordingly, rent of $1,500 has been recorded in the three months ended June 30, 2009 (2008- $1,500), and additional paid-in capital has been increased by the same amount.

Accounts payable includes $1,453 (March 31, 2009 - $315) due to the CEO for reimbursement of expenses incurred on behalf of the Company.

6. LOAN FROM SHAREHOLDER

In the three months ended June 30, 2009, the Company received $22,500 as a loan from the largest shareholder (who is also the CEO). The loan bears no interest and has no stated terms of repayment. Imputed interest of $209 has been recognized in the three months ended June 30, 2009 and additional paid-in capital has been increased by the same amount.

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

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009
(Expressed in US Dollars)
Unaudited – Prepared by Management

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	June 30, 2009	June 30, 2008
Loss for the three months ended June 30	$(6,162)	$(16,166)
Average statutory tax rate	35%	35%

Expected income tax provision	$(2,157)	$(5,658)
Unrecognized tax losses	2,157	5,658

Income tax expense	$--	$--

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward	$62,804
Valuation allowance	(62,804)

Net deferred income tax assets	$-

The Company has net operating losses carried forward of approximately $179,000 for tax purposes which will expire between 2027 and 2029 if not utilized.

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

On January 2, 2007, Sunberta (Alberta) acquired seven (7) mining claims located in British Columbia, Canada. Our rights in the claims were limited to 100% of the rights to explore for and exploit gold placer deposits.  The purchase price for the claims totaled $4,857.

As a disincentive to inactivity by claim owners, the British Columbia government requires owners of gold placer claims to either (1) complete exploration work on the claims valued at an amount stipulated by the government and pay a filing fee; or (2) pay a stipulated fee to the Province of British Columbia in lieu of completing exploration work.

The current financial crises and related liquidity problems have made capital raising increasingly difficult for exploration stage mining companies.  We have not been able to able to raise necessary funds in this current economic climate to pursue our mining operations. As a result of our inability to acquire funds, we were not able to conduct exploration activities or pay the stipulated fee on any of our seven (7) mining claims on the respective due dates, which ranged from October 21, 2008 to June 24, 2009. We have therefore lost our rights to explore for and exploit gold placer deposits on our claims.

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

Results of Operations for the three months ended June 30, 2009 and 2008.

We did not earn any revenues from inception through June 30, 2009. We do not anticipate earning revenues until we identify and acquire a successful business opportunity and raise money to fund operations.

We incurred operating expenses in the amount of $6,162 for the three months ended June 30, 2009, as compared with $16,166 for the three months ended June 30, 2008.  The operating expenses for the three months ended June 30, 2009 consisted primarily of office and administration expenses in the amount of $5,109.  The operating expenses for the three months ended June 30, 2008 consisted primarily of professional fees in connection with our corporate organization and current financial reporting in the amount of $11,655 and office and administration expenses in the amount of $4,105.

We will incur additional expenses if we are successful in entering into an agreement to acquire a suitable business opportunity. If we enter into such an agreement, we anticipate that we will require significant funds to develop the business in addition to any acquisition costs. It is not possible to estimate such funding requirements until such time as we enter into a business combination.

We incurred a net loss in the amount of $6,162 for three months ended June 30, 2009, as compared with $16,166 for the three months ended June 30, 2008.

Liquidity and Capital Resources

We had cash of $10,473 as our only current asset as of June 30, 2009. We had current liabilities of $95,713 as of June 30, 2009. We therefore had a working capital deficit of $85,240 as of June 30, 2009.

We anticipate that we will be dependent, for the immediate future, upon additional investment capital to fund operating expenses. We estimate that we will require approximately $30,000 to operate over the next twelve month period and an additional $85,000 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities.  There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

Going Concern

The consolidated financial statements have been prepared on a going-concern basis which assumes that we will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

We have experienced losses since our inception amounting to $179,437 as of June 30, 2009 and have limited business operations, which raises substantial doubt about our ability to continue as a going concern.  Our ability to meet our commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on our ability to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that we will be successful in achieving these goals.

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

There were various other accounting standards and interpretations issued to June 30, 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kelly Sundberg.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2009, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; (iv) no written whistle-blower policy; (v) inadequate knowledge to address complex accounting and tax issues that may arise; and (vi) risk to our company as a going concern in the event the sole executive officer of our company is unable to fulfill this role due to death or incapacitation.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2010 : (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.  The remediation efforts set out in (i) through (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

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

Sunberta Resources, Inc.

Date:	August 11, 2009

By: /s/ Kelly Sundberg Kelly Sundberg Title: Chief Executive Officer and Director