Form 10-Q
period 2009-09-30
Sunberta Resources Inc.
filed 2009-11-16
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,042,000 common shares as of September 30, 2009.

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and March 31, 2009 (audited);
F-2	Consolidated Statements of Operations for the three and six months ended September 30, 2009 and 2008 and cumulative from March 31, 2009 (inception of development stage) to September 30, 2009;
F-3	Statements of Cash Flows for the three and six months ended September 30, 2009 and 2008 and cumulative from March 31, 2009 (inception of development stage) to September 30, 2009;
F-4	Statement of Stockholders’ Equity for period from September 19, 2006 (inception date) to September 30, 2009;
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited-Prepared by Management

Note 2 - Basis of Presentation - going concern	September 30	March 31
	2009	2009

ASSETS

CURRENT ASSETS
Cash	$5,057	$486
Total current assets	5,057	486

FIXED ASSETS (Note 3)	-	-

Total assets	$5,057	$486

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Demand loan (Note 4)	$58,044	$55,236
Accounts payable including related party payable of $370 (March 31, 2009 - $315) (Note 5)
	13,437	10,606
Accrued liabilities	3,500	14,563
Loan from shareholder (Note 6)	22,500	-
Total current liabilities	97,481	80,405

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 6, 7 and 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 7)
Authorized 1,500,000,000 shares at par value of $0.001 each
Issued and outstanding 82,042,000	74,307	74,307
Additional paid-in capital	18,027	14,250
Accumulated (deficit) during exploration stage	(173,275)	(173,275)
Accumulated (deficit) during development stage	(15,436)	-
Accumulated other comprehensive income (loss)	3,953	4,799
Total stockholders' equity (deficit)	(92,424)	(79,919)

Total liabilities and stockholder's equity (deficit)	$5,057	$486

The accompanying notes to the consolidated financial statements are an integral part of theses statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited-Prepared by Management

	Three months ended September 30		Six months ended September 30		Cumulative from inception of development stage on March 31, 2009 to September 30, 2009
	2009	2008	2009	2008

EXPENSES
Investor relations, promotion and entertainment	205	399	777	601	777
Depreciation	-	198	-	402	-
Professional fees	4,413	6,207	4,894	17,862	4,894
Other administrative expenses	4,656	3,199	9,765	7,304	9,765
Total expenses	9,274	10,003	15,436	26,169	15,436

Net (loss) for the period	(9,274)	(10,003)	$(15,436)	$(26,169)	$(15,436)

Other comprehensive income (loss)
Foreign currency translation	22	(247)	(846)	(179)	(846)

Comprehensive (loss)	$(9,252)	$(10,250)	$(16,282)	$(26,348)	$(16,282)

Net loss per common share - basic and fully diluted:

Net (loss) for the period	$nil	$nil	$nil	$nil	$nil

Weighted average number of common stock outstanding	82,042,000	82,042,000	82,042,000	82,042,000	82,042,000

The accompanying notes to the consolidated financial statements are an integral part of theses statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited-Prepared by Management

	Three months ended September 30		Six months ended September 30		Cumulative from inception of development stage on March 31, 2009 to
	2009	2008	2009	2008	September 30, 2009
Cash (used in) operating activities:

Net (loss) for the period	$(9,274)	$(10,003)	$(15,436)	$(26,169)	$(15,436)
Adjustments to reconcile net loss to net cash used in operating activities:

Donated services	1,500	1,500	3,000	3,000	3,000
Depreciation of fixed assets	-	198	-	402	-
Imputed interest on loan from shareholder	568	-	777	-	777
Net change in operating assets and liabilities:
Interest payable on demand loan	1,416	-	2,808	-	2,808
Accounts payable	6,003	(1,515)	2,831	(3,331)	2,831
Accrued liabilities	(5,651)	(1,755)	(11,063)	(11,456)	(11,063)
Net cash (used in) operating activities
	(5,438)	(11,575)	(17,083)	(37,554)	(17,083)

Cash from financing activities:
Loan from shareholder	-	-	22,500	-	22,500
Net cash from financing activities	-	-	22,500	-	22,500

Effect of exchange rate changes on cash	22	(12)	(846)	(3)	(846)

Increase (decrease) in cash and cash equivalent	(5,416)	(11,587)	4,571	(37,557)	4,571

Cash, beginning of period	10,473	21,131	486	47,101	486
Cash, end of period	$5,057	$9,544	$5,057	$9,544	$5,057

The accompanying notes to the consolidated financial statements are an integral part of theses statements.

SUNBERTA RESOURCES INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
Unaudited-Prepared by Management

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage from Inception to March 31, 2009	(Deficit) Accumulated During Development Stage from March 31, 2009 to September 30, 2009	Stockholders’ Equity (Deficit)
Beginning balance, September 19, 2006	-	$-	$-	$-	$-	$-	$-
Shares issued pursuant to subscription November 15, 2006 at $0.0005	52,000,000	26,000	-	-	-	-	26,000
Shares issued pursuant to subscriptions November 27, 2006 at $0.001	25,500,000	25,500	-	-	-	-	25,500
Shares issued for acquisition of subsidiary at $0.05	2,000	107	-	-	-	-	107
Shares issued pursuant to subscriptions March 30, 2007 at $0.005	4,540,000	22,700	-	-	-	-	22,700
Non-cash use of premises contributed by a director	-	-	-	2,250	-	-	2,250
Net (loss) for the period	-	-	(857)	-	(31,138)	-	(31,995)

Balance March 31, 2007	82,042,000	$74,307	$(857)	$2,250	$(31,138)	$-	$44,562
Non-cash use of premises contributed by a director	-	-	-	6,000	-	-	6,000
Net income (loss) for the year	-	-	5,152	-	(82,075)	-	(76,923)

Balance March 31, 2008	82,042,000	$74,307	$4,295	$8,250	$(113,213)	$-	$(26,361)
Non-cash use of premises contributed by a director	-	-	-	6,000	-	-	6,000
Net income (loss) for the year	-	-	504	-	(60,062)	-	(59,558)

Balance March 31, 2009	82,042,000	$74,307	$4,799	$14,250	$(173,275)	$-	$(79,919)
Imputed interest on loan from shareholder	-	-	-	209	-	-	209
Non-cash use of premises contributed by a director	-	-	-	1,500	-	-	1,500
Net income (loss) for the period	-	-	(868)	-	-	(6,162)	(7,030)

Balance June 30, 2009	82,042,000	$74,307	$3,931	$15,959	$(173,275)	$(6,162)	$(85,240)
Imputed interest on loan from shareholder	-	-	-	568	-	-	568
Non-cash use of premises contributed by a director	-	-	-	1,500	-	-	1,500
Net income (loss) for the period	-	-	22	-	-	(9,274)	(9,252)

Balance September 30, 2009	82,042,000	$74,307	$3,953	$18,027	$(173,275)	$(15,436)	$(92,424)

The accompanying notes to the consolidated financial statements are an integral part of theses statements.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Expressed in US Dollars)
Unaudited – Prepared by Management

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Sunberta Resources Inc. (the “Company”) was incorporated in the State of Nevada on November 15, 2006. The Company was an exploration stage company until March 31, 2009 which had as its principal business the acquisition and exploration of mineral claims.

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

In January, 2007 Sunberta Alberta acquired seven placer claim tenures on southern Vancouver Island, British Columbia, Canada. During the year ended March 31, 2009, the Company abandoned three of the placer claim tenures and decided to abandon the remaining four properties. Between May 31 and June 14, 2009, the remaining four placer claim tenures expired.  The carrying cost of the properties was written off in the year ended March 31, 2009. The Company entered the development stage on March 31, 2009.

The Company’s activities to September 30, 2009 have been carried on in Alberta and British Columbia, Canada.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Sunberta Alberta.  All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at September 30, 2009 and 2008, the Company did not have any cash equivalents.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at September 30, 2009.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period after giving retroactive effect to the forward stock split effected on January 14, 2008 (see Note 7).  Diluted earnings (loss) per share is equal to the basic loss per share for the six months ended September 30, 2009 because there are no common stock equivalents outstanding.

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable, accrued liabilities and loan from shareholder at September 30, 2009 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at September 30, 2009, the Company does not believe any adjustment for impairment is required.

New Accounting Pronouncements

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  This statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This new pronouncement does not have any effect on the Company’s financial statements.

There were various other accounting standards and interpretations issued during 2008 and 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Expressed in US Dollars)
Unaudited – Prepared by Management

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception amounting to $188,711 as of September 30, 2009 and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieve a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

3. FIXED ASSETS

Fixed assets consist of the following:
	September 30, 2009	March 31, 2009
Computer equipment	$2,307	$1,963
Less: Accumulated depreciation	2,307	1,963

	$-	$-

SUNBERTA RESOURCES INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Expressed in US Dollars)
Unaudited – Prepared by Management

4. DEMAND LOAN

Under a loan agreement dated March 26, 2008, the demand loan is repayable on demand of the borrower and bears interest beginning April 1, 2008 at the rate of 10% per annum compounded monthly at the end of the month. In the event the loan is placed with a lawyer for collection, a fee of 20% of the unpaid balance will apply. No interest has been paid to September 30, 2009. The carrying value of the demand loan includes $8,044 of interest payable as at September 30, 2009 (March 31, 2009 - $5,236).

5. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

The Company has been provided with premises by its CEO for no charge.  Accordingly, rent of $3,000 has been recorded in the six months ended September 30, 2009 (2008- $3,000), and additional paid-in capital has been increased by the same amount.

Accounts payable includes $370 (March 31, 2009 - $315) due to the CEO for reimbursement of expenses incurred on behalf of the Company.

6. LOAN FROM SHAREHOLDER

In the six months ended September 30, 2009, the Company received $22,500 as a loan from the largest shareholder (who is also the CEO). The loan bears no interest and has no stated terms of repayment. Imputed interest of $777 has been recognized in the six months ended September 30, 2009 and additional paid-in capital has been increased by the same amount.

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
September 30, 2009
(Expressed in US Dollars)
Unaudited – Prepared by Management

8. INCOME TAXES

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada).  The company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	September 30, 2009	September 30, 2008
Loss for the six months ended September 30	$(15,436)	$(26,169)
Average statutory tax rate	35%	35%

Expected income tax provision	$(5,403)	$(9,159)
Unrecognized tax losses	5,403	9,159

Income tax expense	$--	$--

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward	$66,050
Valuation allowance	(66,050)

Net deferred income tax assets	$-

The Company has net operating losses carried forward of approximately $188,000 for tax purposes which will expire between 2027 and 2029 if not utilized.

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

Results of Operations for the three and six months ended September 30, 2009 and 2008.

We did not earn any revenues from inception through September 30, 2009. We do not anticipate earning revenues until we identify and acquire a successful business opportunity and raise money to fund operations.

We incurred operating expenses in the amount of $9,274 for the three months ended September 30, 2009, as compared with $10,003 for the three months ended September 30, 2008.  The operating expenses for the three months ended September 30, 2009 consisted primarily of office and administration expenses in the amount of $4,656 and professional fees in the amount of $4,413.  The operating expenses for the three months ended September 30, 2008 consisted primarily of office and administration expenses in the amount of $3,199 and professional fees in the amount of $6,207.

We incurred operating expenses in the amount of $15,436 for the six months ended September 30, 2009, as compared with $26,169 for the six months ended September 30, 2008.  The operating expenses for the six months ended September 30, 2009 consisted primarily of office and administration expenses in the amount of $9,765 and professional fees in the amount of $4,894.  The operating expenses for the six months ended September 30, 2008 consisted primarily of office and administration expenses in the amount of $7,304 and professional fees in the amount of $17,862.

We will incur additional expenses if we are successful in entering into an agreement to acquire a suitable business opportunity. If we enter into such an agreement, we anticipate that we will require significant funds to develop the business in addition to any acquisition costs. It is not possible to estimate such funding requirements until such time as we enter into a business combination.

We incurred a net loss in the amount of $9,274 for three months ended September 30, 2009, as compared with $10,003 for the three months ended September 30, 2008.  We incurred a net loss in the amount of $15,436 for six months ended September 30, 2009, as compared with $26,169 for the six months ended September 30, 2008.

Liquidity and Capital Resources

We had cash of $5,057 as our only current asset as of September 30, 2009. We had current liabilities of $97,481 as of September 30, 2009. We therefore had a working capital deficit of $92,424 as of September 30, 2009.

We anticipate that we will be dependent, for the immediate future, upon additional investment capital to fund operating expenses. We estimate that we will require approximately $30,000 to operate over the next twelve month period and an additional $95,000 to eliminate our working capital deficiency, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities.  There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

Going Concern

The consolidated financial statements have been prepared on a going-concern basis which assumes that we will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

We have experienced losses since our inception amounting to $188,711 as of September 30, 2009 and have limited business operations, which raises substantial doubt about our ability to continue as a going concern.  Our ability to meet our commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on our ability to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that we will be successful in achieving these goals.

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

There were various other accounting standards and interpretations issued to September 30, 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kelly Sundberg.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; (iv) no written whistle-blower policy; (v) inadequate knowledge to address complex accounting and tax issues that may arise; and (vi) risk to our company as a going concern in the event the sole executive officer of our company is unable to fulfill this role due to death or incapacitation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

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

Sunberta Resources, Inc.

Date:	November 13, 2009

By: /s/Kelly Sundberg Kelly Sundberg Title: Chief Executive Officer and Director