Form 10-Q
period 2009-12-31
Grid Petroleum Corp.
filed 2010-02-16
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-53276

Grid Petroleum Corp.
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,042,000 common shares as of December 31, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of December 31, 2009 (unaudited) and March 31, 2009 (audited);
F-2
Consolidated Statements of Operations for the three and nine months ended December 31, 2009 and 2008 and cumulative from March 31, 2009 (inception of development stage) to December 31, 2009 (unaudited);

F-3	Statements of Cash Flows for the three and nine months ended December 31, 2009 and 2008 and cumulative from March 31, 2009 (inception of development stage) to December 31, 2009 (unaudited);
F-4	Statement of Stockholders’ Equity for period from September 19, 2006 (inception date) to December 31, 2009 (unaudited);
F-5	Notes to Consolidated Financial Statements;

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited - Prepared by Management

Note 2 - Basis of Presentation - going concern
	December 30 2009	March 31 2009

ASSETS

CURRENT ASSETS
Cash	$3,271	$486
Total current assets	3,271	486

FIXED ASSETS (Note 3)	-	-

Total assets	$3,271	$486

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Demand loan (Note 4)	$59,519	$55,236
Accounts payable including related party payable of $379 (March 31, 2009 - $315) (Note 5)	4,683	10,606
Accrued liabilities	7,100	14,563
Loan from shareholder (Note 6)	27,500	-
Total current liabilities	98,802	80,405

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 6, 7 and 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 7)
Authorized 1,500,000,000 shares at par value of $0.001 each
Issued and outstanding 82,042,000	74,307	74,307
Additional paid-in capital	20,390	14,250
Accumulated (deficit) during exploration stage	(173,275)	(173,275)
Accumulated (deficit) during development stage	(20,981)	-
Accumulated other comprehensive income (loss)	4,028	4,799
Total stockholders' equity (deficit)	(95,531)	(79,919)

Total liabilities and stockholder's equity (deficit)	$3,271	$486

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three months ended December 31		Nine months ended December 31		Cumulative from inception of development stage on March 31, 2009 to December 31,
	2009	2008	2009	2008	2009

EXPENSES
Investor relations, promotion and entertainment	$694	$185	$1,471	$786	$1,471
Depreciation	-	167	-	569	-
Professional fees	3,566	4,001	8,460	21,863	8,460
Other administrative expenses	4,853	3,777	14,618	11,081	14,618
Total expenses	9,113	8,130	24,549	34,299	24,549

OTHER INCOME
Gain on forgiveness of debt (Note 9)	3,568	-	3,568	-	-

Net (loss) for the period	(5,545)	(8,130)	$(20,981)	$(34,299)	$(24,549)

Other comprehensive income (loss)
Foreign currency translation	75	(802)	(771)	(981)	(771)

Comprehensive (loss)	$(5,470)	$(8,932)	$(21,752)	$(35,280)	$(25,320)

Net loss per common share - basic and fully diluted:

Net (loss) for the period	$nil	$nil	$nil	$nil	$nil

Weighted average number of common stock outstanding	82,042,000	82,042,000	82,042,000	82,042,000	82,042,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Three months ended December 3		Nine months ended December 31		Cumulative from inception of development stage on March 31, 2009 to December 31, 2009
	2009	2008	2009	2008
Cash (used in) operating activities:

Net (loss) for the period	$(5,545)	$(8,130)	$(20,981)	$(34,299)	$(20,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	1,500	1,500	4,500	4,500	4,500
Depreciation of fixed assets	-	167	-	569	-
Gain on forgiveness of debt	(3,568)	-	(3,568)	-	(3,568)
Imputed interest on loan from shareholder	863	-	1,640	-	1,640
Net change in operating assets and liabilities:
Interest payable on demand loan	1,475	-	4,283	-	4,283
Accounts payable	(5,186)	175	(2,355)	(3,156)	(2,355)
Accrued liabilities	3,600	5,250	(7,463)	(6,206)	(7,463)

Net cash (used in) operating activities	(6,861)	(1,038)	(23,944)	(38,592)	(23,944)

Cash from financing activities:
Loan from shareholder	5,000	-	27,500	-	27,500
Net cash from financing activities	5,000	-	27,500	-	27,500

Effect of exchange rate changes on cash	75	(38)	(771)	(41)	(771)

Increase (decrease) in cash and cash equivalent	(1,786)	(1,076)	2,785	(38,633)	2,785

Cash, beginning of period	5,057	9,544	486	47,101	486
Cash, end of period	$3,271	$8,468	$3,271	$8,468	$3,271

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
Unaudited - Prepared by Management

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Exploration Stage from Inception to March 31, 2009	(Deficit) Accumulated During Development Stage from March 31, 2009 to December 31, 2009	Stockholders’ Equity (Deficit)
Beginning balance, September 19, 2006	-	$-	$-	$-	$-	$-	$-
Shares issued pursuant to subscription November 15, 2006 at $0.0005	52,000,000	26,000	-	-	-	-	26,000
Shares issued pursuant to subscriptions November 27, 2006 at $0.001	25,500,000	25,500	-	-	-	-	25,500
Shares issued for acquisition of subsidiary at $0.05	2,000	107	-	-	-	-	107
Shares issued pursuant to subscriptions March 30, 2007 at $0.005	4,540,000	22,700	-	-	-	-	22,700
Non-cash use of premises contributed by a director	-	-	-	2,250	-	-	2,250
Net (loss) for the period	-	-	(857)	-	(31,138)	-	(31,995)

Balance March 31, 2007	82,042,000	$74,307	$(857)	$2,250	$(31,138)	$-	$44,562
Non-cash use of premises contributed by a director	-	-	-	6,000	-	-	6,000
Net income (loss) for the year	-	-	5,152	-	(82,075)	-	(76,923)

Balance March 31, 2008	82,042,000	$74,307	$4,295	$8,250	$(113,213)	$-	$(26,361)
Non-cash use of premises contributed by a director	-	-	-	6,000	-	-	6,000
Net income (loss) for the year	-	-	504	-	(60,062)	-	(59,558)

Balance March 31, 2009	82,042,000	$74,307	$4,799	$14,250	$(173,275)	$-	$(79,919)
Imputed interest on loan from shareholder	-	-	-	209	-	-	209
Non-cash use of premises contributed by a director	-	-	-	1,500	-	-	1,500
Net income (loss) for the period	-	-	(868)	-	-	(6,162)	(7,030)

Balance June 30, 2009	82,042,000	$74,307	$3,931	$15,959	$(173,275)	$(6,162)	$(85,240)
Imputed interest on loan from shareholder	-	-	-	568	-	-	568
Non-cash use of premises contributed by a director	-	-	-	1,500	-	-	1,500
Net income (loss) for the period	-	-	22	-	-	(9,274)	(9,252)

Balance September 30, 2009	82,042,000	$74,307	$3,953	$18,027	$(173,275)	$(15,436)	$(92,424)
Imputed interest on loan from shareholder	-	-	-	863	-	-	863
Non-cash use of premises contributed by a director	-	-	-	1,500	-	-	1,500
Net income (loss) for the period	-	-	75	-	-	(5,545)	(5,470)

Balance December 31, 2009	82,042,000	$74,307	$4,028	$20,390	$(173,275)	$(20,981)	$(95,531)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009
(Expressed in US Dollars)
Unaudited – Prepared by Management

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Grid Petroleum Corp. (the “Company”) was incorporated in the State of Nevada with the name Sunberta Resources Inc on November 15, 2006. The Company was an exploration stage company until March 31, 2009 which had as its principal business the acquisition and exploration of mineral claims.

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

On November 18, 2009 the Company changed its name to Grid Petroleum Corp. (See also Note 10).

The Company’s activities to December 31, 2009 have been carried on in Alberta and British Columbia, Canada.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Sunberta Alberta.  All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at December 31, 2009 and 2008, the Company did not have any cash equivalents.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at December 31, 2009.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009
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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period after giving retroactive effect to the forward stock split effected on January 14, 2008 (see Note 7).  Diluted earnings (loss) per share is equal to the basic loss per share for the nine months ended December 31, 2009 because there are no common stock equivalents outstanding.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009
(Expressed in US Dollars)
Unaudited – Prepared by Management

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable, accrued liabilities and loan from shareholder at December 31, 2009 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at December 31, 2009, the Company does not believe any adjustment for impairment is required.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009
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

The Company has experienced losses since its inception amounting to $194,256 as of December 31, 2009 and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieve a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

Upon expiry of the last of the Company’s claims in June 2009, the Company does not own any property interests. Because the Company no longer holds an interest in any mineral claims, the Company  plans to search out other business opportunities. Although the Company was not successful in raising the funds to explore its claims, it may identify a suitable business opportunity that may better attract funds to sustain developmental operations until revenues are generated.  Although the Company is searching for such opportunities, it has not entered into any definitive agreements to date and there can be no assurance that the Company will be able to enter into any definitive agreements.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009
(Expressed in US Dollars)
Unaudited – Prepared by Management

3. FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2009	March 31, 2009
Computer equipment	$2,363	$1,963
Less: Accumulated depreciation	2,363	1,963

	$-	$-

4. DEMAND LOAN

Under a loan agreement dated March 26, 2008, the demand loan is repayable on demand of the borrower and bears interest beginning April 1, 2008 at the rate of 10% per annum compounded monthly at the end of the month. In the event the loan is placed with a lawyer for collection, a fee of 20% of the unpaid balance will apply. No interest has been paid to December 31, 2009. The carrying value of the demand loan includes $9,519 of interest payable as at December 31, 2009 (March 31, 2009 - $5,236).

5. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

The Company has been provided with premises by its CEO for no charge.  Accordingly, rent of $4,500 has been recorded in the nine months ended December 31, 2009 (2008- $4,500), and additional paid-in capital has been increased by the same amount.

Accounts payable includes $379 (March 31, 2009 - $315) due to the CEO for reimbursement of expenses incurred on behalf of the Company.

6. LOAN FROM SHAREHOLDER

In the nine months ended December 31, 2009, the Company received $27,500 as a loan from the largest shareholder (who is also the CEO). The loan bears no interest and has no stated terms of repayment. Imputed interest of $1,640 has been recognized in the nine months ended December 31, 2009 and additional paid-in capital has been increased by the same amount.

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

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009
(Expressed in US Dollars)
Unaudited – Prepared by Management

8. INCOME TAXES

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada).  The company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	December 31, 2009	December 31, 2008
Loss for the nine months ended December 30	$(20,981)	$(34,299)
Average statutory tax rate	35%	35%

Expected income tax provision	$(7,343)	$(12,005)
Unrecognized tax losses	7,343	12,005

Income tax expense	$--	$--

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward	$67,990
Valuation allowance	(67,990)

Net deferred income tax assets	$-

The Company has net operating losses carried forward of approximately $194,000 for tax purposes which will expire between 2027 and 2029 if not utilized.

9. GAIN ON FORGIVENESS OF DEBT

During the three months ended December 31, 2009, $3,568 of the Company’s accounts payable for professional fees were paid on the Company’s behalf by a third party that the Company is in negotiations with concerning a potential acquaisition (see Note 10). The third party then forgave the loan.

10. SUBSEQUENT EVENTS

On January 10, 2009, the Company entered a letter of intent to acquire four separate oil and gas prospects within the Jonah Field region of Wyoming, USA consisting of leases over approximately 6,000 acres of land.  The terms of the acquisition remain to be negotiated and will be subject to a prominent oil and gas services valuator’s opinion and further due diligence. Under the letter of intent, the Company must complete this transaction no later than April 15, 2010 or lose the opportunity.

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

On November 18, 2009, we changed our name to Grid Petroleum Corp., a Nevada corporation. As of the date hereof, we do not own any property interests. Because we no longer hold an interest in any mineral claims, our management is now actively looking for other business opportunities for us to pursue. Recently, we have entered into negotiations to acquire four separate oil and gas prospects within the Jonah Field region of Wyoming, USA.  The Jonah Prospects encompass leases for 6,000 acres located adjacent to the second largest proven gas reserve in the North America.  This transaction will be subject to a prominent oil and gas services valuator’s opinion and further due diligence. Under the letter of intent that we signed, we must complete this transaction no later than April 15, 2010 or lose the opportunity.

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

Results of Operations for the three and nine months ended December 31, 2009 and 2008.

We did not earn any revenues from inception through December 31, 2009. We do not anticipate earning revenues until we identify and acquire a successful business opportunity and raise money to fund operations.

We incurred operating expenses in the amount of $9,113 for the three months ended December 31, 2009, as compared with $8,130 for the three months ended December 31, 2008.  The operating expenses for the three months ended December 31, 2009 consisted primarily of office and administration expenses in the amount of $4,853 and professional fees in the amount of $3,566.  The operating expenses for the three months ended December 31, 2008 consisted primarily of office and administration expenses in the amount of $3,777 and professional fees in the amount of $4,001.

We incurred operating expenses in the amount of $24,549 for the nine months ended December 31, 2009, as compared with $34,299 for the nine months ended December 31, 2008.  The operating expenses for the nine months ended December 31, 2009 consisted primarily of office and administration expenses in the amount of $14,618 and professional fees in the amount of $8,460.  The operating expenses for the nine months ended December 31, 2008 consisted primarily of office and administration expenses in the amount of $11,081 and professional fees in the amount of $21,863.

We recognized a gain opn forgiveness of debt of $3,568 in the three months ended December 31, 2009 due to forgiveness of advances made on the Company’s behalf by another company to fund legal fees. The other company is the party we are negotiating to acquire the Jonah Prospects from.

We will incur additional expenses if we are successful in entering into an agreement to acquire a suitable business opportunity. If we enter into such an agreement, we anticipate that we will require significant funds to develop the business in addition to any acquisition costs. It is not possible to estimate such funding requirements until such time as we enter into a business combination.

We incurred a net loss in the amount of $9,113 for three months ended December 31, 2009, as compared with $8,130 for the three months ended December 31, 2008.  We incurred a net loss in the amount of $20,981 for nine months ended December 31, 2009, as compared with $34,299 for the nine months ended December 31, 2008.

Liquidity and Capital Resources

We had cash of $3,271 as our only current asset as of December 31, 2009. We had current liabilities of $98,802 as of December 31, 2009. We therefore had a working capital deficit of $95,531 as of December 31, 2009.

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

In addition to the issues set out above regarding our ability to raise capital, global economies are currently undergoing a period of economic uncertainty related to the tightening of credit markets worldwide. This has resulted in numerous adverse effects, including unprecedented volatility in financial markets and stock prices, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, increased unemployment, liquidity concerns and volatile but generally declining energy prices. We anticipate that the current economic conditions and the credit shortage will adversely impact our ability to raise financing. In addition, if the future economic environment continues to be less favourable than it has been in recent years, we may experience difficulty in locating a suitable business opportunity to acquire or enter into a business combination.

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

Going Concern

The consolidated financial statements have been prepared on a going-concern basis which assumes that we will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

We have experienced losses since our inception amounting to $194,256 as of December 31, 2009 and have limited business operations, which raises substantial doubt about our ability to continue as a going concern.  Our ability to meet our commitments as they become payable, including the completion of acquisitions, exploration and development of mineral properties and projects, is dependent on our ability to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that we will be successful in achieving these goals.

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

There were various other accounting standards and interpretations issued to December 31, 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kelly Sundberg.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2009, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; (iv) no written whistle-blower policy; (v) inadequate knowledge to address complex accounting and tax issues that may arise; and (vi) risk to our company as a going concern in the event the sole executive officer of our company is unable to fulfill this role due to death or incapacitation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2009.

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

Grid Petroleum Corp.

Date:	February 16, 2010

By: /s/ Kelly Sundberg Kelly Sundberg Title: Chief Executive Officer and Director