Form 10-K
period 2010-03-31
Grid Petroleum Corp.
filed 2010-07-14
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-53276

Grid Petroleum Corp.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
33 Cavendish Square, London	W14 0RA
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (+44)207-182-4205

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
Common stock, par value of $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $19,526,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  65,424,420 as of June 10, 2010.

 PART I
Item 1.   Business

Corporate Background

We were incorporated in the State of Nevada on November 15, 2006 (date of incorporation). We were an exploration-stage company engaged in the exploration of mineral resource properties. On January 2, 2007, we acquired seven (7) mining claims from Mr. Dave Zamida.  The claims are generally known as the Sombrio River and Loss Creek claims.  They are located in British Columbia, Canada. Because we were not able to raise the necessary funds to pursue our mining operations, we were not able to conduct exploration activities or pay the stipulated fee on any of our seven (7) mining claims. We have therefore lost our rights to explore for and exploit gold placer deposits on our claims.

As a result of the loss of our mineral claims, we sought out new business opportunities.  We eventually changed our name to Grid Petroleum, and appointed Mr. Paul Watts as our sole officer and director.    On March 15, 2010, we acquired a 100% working interest from Murrayfield Limited in four separate oil and gas leases within The Green River Basin near the Jonah Field of Wyoming, USA.  We paid $300,000.00 for the leases to a related party.

Our Business

We are now focused on the development, exploration and production of oil and gas in North America. Our 100% working interest in the four separate oil and gas leases is located near the Jonah Field region, which encompasses an area of premium natural gas reserves within the Greater Green River Basin in the Rocky Mountains area of Wyoming. The Green River Basin area contains approximately 26 TCF (Trillion Cubic Feet) of natural gas, with the Jonah Field estimated to contain 7 to 10 TCF according to the Wyoming State Geological Survey. The Jonah Field currently produces from in excess of 500 wells. This well-defined region has a high success rate for drilling and completion.

We refer to our four leases in this region as the SE Jonah Prospect.  The SE Jonah Prospect is spread over 3,744.57 acres (the SE Jonah Prospect also includes a portion of land in the southwestern area of the Prospect that covers roughly 1,300 acres that is not evaluated in the Schlumberger report below). The SE Jonah Prospect is located six miles southeast of the Jonah Field. The breakdown of the acreage and royalties that are owed to various parties is set forth in the table below.

Title Document	Lands	Encumbrances	Seller's Interest
United States Department of the Interior Bureau of Land Management Oil and Gas Lease #WYW158664 dated August 1, 2004 and issued to Desert Mining, Inc.	All Township 28N Range 110 West Section 6 – Lots 1-7; S2NE; SENW; E2SW; N2SE Section 7 Lots 1 – 4; E2W2 Section 17 N2 Section 19 Lots 3 & 4; E2SW Section 30 Lots 1 – 4; E2W2; SE	Lessor Royalty Overriding royalty retained by Seller	12.5% 5.0%
United States Department of the Interior Bureau of Land Management Oil and Gas Lease #WYW158665 dated August 1, 2004 and issued to Desert Mining, Inc.	All Township 28N Range 110 West Section 28 SW Section 29 S2 Section 31 Lots 1 - 4; S2NE; E2W2; SE	Lessor Royalty Overriding royalty retained by Seller	12.5% 5.0%
United States Department of the Interior Bureau of Land Management Oil and Gas Lease #WYW159734 dated February 1, 2004 and issued to Desert Mining, Inc.	All Township 27N Range 107 West Section5Lotsl-4; S2N2; 52	Lessor Royalty Overriding royalty retained by Seller	12.5% 5.0%
United States Department ofthe Interior Bureau of Land Management Oil and Gas Lease #WYW159737 dated February 1,2004 and issued to Desert Mining Inc.	All Township 27N Range 107 West Section 8 N2; N2SE; SESE	Lessor Royalty Overriding royalty retained by Seller	12.5% 5.0%

Schlumberger Data and Consulting Services, a leading oilfield services provider, has prepared a technical report on the SE Jonah Prospect, for analysis and development appraisal of the property. The report and all relevant data and maps are attached to this Annual Report as Exhibit 99.1. The report concludes that further study is needed to proceed with any drilling operations.

The report also concludes that “There is a good possibility of productive hydrocarbons being encountered in the Prospect and the surrounding area. The geological, petrophysical, and engineering conditions are similar to the Jonah Field. The one difference is the lower pressure gradient in the Prospect area, which will result in lower production rates.”

 Additionally Schlumberger’s report recommends that additional seismic data should be acquired over the SE Jonah Prospect allowing for more subsurface control and better positioning of drilling locations and additional seismic should be acquired over the Prospect either by purchase or shooting.

Subsequent to this report by Schlumberger, Grid Petroleum’s Chief Geological and Geophysicist Advisor, Robert Murphy, completed an analysis of the report devising a work program to encompass the necessary additional study.  This report is attached to this Annual Report as Exhibit 99.2

Concluding that the SE Jonah acreage can be considered as exploration rather than development/production acreage, the work program consists of eleven elements divided into two phases. The first phase comprises six elements requiring data accumulation and study. The completion of phase one will provide information as to the prospects of finding producible gas and, if so, the predicted range of gas quantity in place.

The second phase being contingent on positive results from the first phase includes well test interpretation and investigating development drilling scenarios and production forecasting.

On this basis we are in discussion with consulting groups to implement the first phase of the devised work program.

Competition and Marketing

We will be faced with strong competition from many other companies and individuals engaged in the oil and gas business, many are very large, well established energy companies with substantial capabilities and established earnings records. We may be at a competitive disadvantage in acquiring oil and gas prospects since we must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. It is nearly impossible to estimate the number of competitors; however, it is known that there are a large number of companies and individuals in the oil and gas business.

Exploration for and production of oil and gas are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment including drilling rigs and tools. We expect we will depend upon independent drilling contractors to furnish rigs, equipment and tools to drill wells. Higher prices for oil and gas may result in competition among operators for drilling equipment, tubular goods and drilling crews which may affect our ability expeditiously to drill, complete, recomplete and work-over wells.

The market for oil and gas is dependent upon a number of factors beyond our control, which at times cannot be accurately predicted.  These factors include the proximity of wells to, and the  capacity of,  natural gas  pipelines, the extent of  competitive  domestic  production  and  imports  of oil and gas,  the availability  of other sources of energy,  fluctuations  in seasonal  supply and demand,  and  governmental   regulation.   In  addition,  there  is  always  the possibility  that new  legislation  may be  enacted, which would  impose  price controls  or  additional  excise  taxes upon crude oil or natural  gas, or both. Oversupplies of natural gas can be expected to recur from time to time and may result in the gas producing wells being shut-in.  Imports of natural gas may adversely affect the market for domestic natural gas.

The market price for crude oil is significantly affected by policies adopted by the member nations of Organization of Petroleum Exporting Countries ("OPEC").   Members  of  OPEC  establish  prices  and  production  quotas  among themselves  for  petroleum  products  from  time  to time  with  the  intent  of controlling  the current  global supply and  consequently  price levels.  We are unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil and natural gas.

Gas prices, which were once effectively determined by government regulations, are now largely influenced by competition.  Competitors  in this market  include  producers,   gas  pipelines  and  their  affiliated   marketing companies,  independent  marketers,  and providers of alternate energy supplies, such as residual  fuel oil.  Changes in government  regulations  relating to the production,  transportation  and  marketing of natural gas have also resulted in significant  changes  in the  historical  marketing  patterns  of the  industry. Generally,  these changes have resulted in the  abandonment by many pipelines of long-term  contracts  for the purchase of natural gas,  the  development  by gas producers of their own marketing  programs to take advantage of new  regulations requiring  pipelines to transport  gas for  regulated  fees,  and an  increasing tendency to rely on short-term contracts priced at spot market prices.

Existing and Probable Governmental Regulation

We intend to monitor and comply with current government regulations that affect our activities, although our operations may be adversely affected by changes in government policy, regulations or taxation. There can be no assurance we will be able to obtain all of the necessary licenses and permits that may be required to carry out our exploration and development programs. It is not expected any of these controls or regulations will affect our operations in a manner materially different than they would affect other natural gas and oil companies operating in the areas in which we operate.

Government Regulation

The United States federal government and various state and local governments have adopted laws and regulations regarding the protection of human health and the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas, wetlands, or where pollution might cause serious harm, and impose substantial liabilities for pollution resulting from drilling operations, particularly with respect to operations in onshore and offshore waters or on submerged lands. These laws and regulations may increase the costs of drilling and operating wells. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the federal government. Production of any oil and gas by properties in which we have an interest will be affected to some degree by state regulations. States have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes and the regulations are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir.

State regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or pro-ration unit.

Any exploration or production on Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property whether owned or leased will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Environmental Regulation

Oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, or EPA, issue regulations which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, and impose substantial liabilities for pollution. The strict liability nature of such laws and regulations could impose liability upon us regardless of fault. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as the oil and natural gas industry in general.

The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or the “Superfund” law, generally imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination and those persons that disposed or arranged for the disposal of the hazardous substance. Under CERCLA and comparable state statutes, such persons may be subject to strict joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  Governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such “hazardous substances” have been released.

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws. However, costs could occur at any time through industrial accident or in connection with a terrorist act or a new project. Costs could extend into the millions of dollars for which we could be totally liable. In the event of liability, we believe we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our principal executive offices are located at 33 Cavendish Square, London W14 0RA.  A description of our four oil and gas leases is set forth above in this Annual Report under the heading “Business.”

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Removed and Reserved

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “GRPR.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending March 31, 2010
Quarter Ended	High $	Low $
March 31, 2010	0.95	0.0012
December 31, 2009	0.65	0
September 30, 2009	0.0075	0.003
June 30, 2009	0.0168	0.0051

Fiscal Year Ending March 31, 2009
Quarter Ended	High $	Low $
March 31, 2009	N/A	N/A
December 31, 2008	N/A	N/A
September 30, 2008	N/A	N/A
June 30, 2008	N/A	N/A

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

Holders of Our Common Stock

We are authorized to issue 1,500,000,000 shares of common stock with a par value of $0.001 per share. As at June 10, 2010 we had 65,424,420 shares of common stock outstanding. Our shares are held by approximately sixty seven (67) stockholders of record. We have no authorized preferred stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On April 23, 2010, we entered into a Share Issuance Agreement (the “Agreement”) with Premier Global Corp. (the “Investor”).  Pursuant to the Agreement, the Investor committed to purchase up to $5,000,000 of units, consisting of shares of our common stock and share purchase warrants, until April 22, 2013. Each unit shall consist of one share of the Company’s common stock and one share purchase warrant. The unit price will be the price equal to the higher of either: (a) $0.75; or (b) 90% of the volume weighted average of the closing price of common stock, for the five (5) banking days immediately preceding the date of the notice of advance. Each warrant shall entitle the investor to purchase one additional share of common stock at an exercise price equal to 150% of the unit price at which the unit containing the warrant being exercised was issued, for a period of two (2) years from the date such warrant is issued.

On May 14, 2010, we drew $200,000 from this facility to fund operating expenses.  In exchange, we issued the Investor 134,420 shares of our common stock and a two year warrant to purchase 134,420 shares of our common stock at an exercise price of $2.2318 per share.

On March 9, 2010, we issued 1,250,000 shares of our common stock in exchange for proceeds of $500,000 to one investor.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

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

Results of Operations for the Years Ended March 31, 2010 and March 31, 2010

We entered the exploration stage upon inception. We exited the exploration stage and entered the development stage on March 31, 2009. We exited the development stage and entered a new exploration stage on March 31, 2010.

We incurred a net loss in the amount of $123,849 for the year ended March 31, 2010, during which time we were in the development stage and $ 60,062 for the year ended March 31, 2009, during which time we were in the exploration stage.

We have not earned any revenues either during the first exploration stage or the development stage through the period ending March 31, 2010.

We incurred operating expenses in the amount of $123,849 for the year ended March 31, 2010 and $55,091 for the year ended March 31, 2009. The increase was primarily due to increases in Investor relations, promotion and entertainment expense, salaries and benefits expense and other administrative expense.  Investor relations, promotion and entertainment expense increased from $1,580 in 2009 to $29,941 in 2010 primarily due to purchases of a commercial advertising report and research analyst coverage to gain investment market exposure for the Company beginning in March 2010 and due to costs of issuing announcements of all the changes that occurred with Company.  Salaries and benefits expense increased from $Nil in 2009 to $19,720 in 2010 due to payment for services provided beginning in February 2010 by the new CEO. Other administrative expense increased from $16,435 in 2009 to $30,523 in 2010 due primarily to costs of setting up the new office in London, rent of the London office, design of a website for the Company, and increased travel and promotions expenses of the former CEO as he sought out and negotiated a new business for the Company. Professional fees have increased from $36,344 in 2009 to $43,623 in 2010 primarily due to increased fees associated with changes to the Company’s business and fees for services provided by the new CEO in January 2010 before his employment agreement took effect.

In the year ended March 31, 2009, we recognized a write-down in the carrying value of mining claims in the amount of $4,971 due to expiry of the claims. The exploration expenses and write-downs have been presented in the financial statements for the year ended March 31, 2009 as loss from discontinued operations, separate from results of continuing operations. There were no such expenses for the year ended March 31, 2010.

Liquidity and Capital Resources

We had cash of $128,231 as of March 31, 2010. We had current liabilities of $97,543 as of March 31, 2010. We therefore had working capital of $37,061 as of March 31, 2010. We used net cash of $98,342 in operating activities. We received $500,000 in cash from a new private placement of 1,250,000 shares at 40 cents per share and $27,500 from a shareholder loan that was subsequently forgiven. We used $300,000 acquiring oil and gas leases from a related party, Murrayfield Limited, in order to obtain oil and gas exploration rights. The price was set at $300,000 to compensate Murrayfield for its direct cost of $80,000 to acquire the leases, plus effort and costs Murrayfield represented it had spent in evaluating the properties, renewing the leases and acquiring the Schlumberger technical report. We did not evaluate fairness of the price with reference to prices prevailing in arm’s length transactions. We used $758 acquiring an office computer. The result was an increase in cash for the year of $127,745. We anticipate our cash requirements to increase in the next year as we will be more active and will incur costs for management of the company and exploration of our oil and gas properties.

We anticipate that we will be dependent, for the immediate future, upon additional investment capital to fund operating expenses. We estimate that we will require additional financing to operate and carry out planned exploration activities over the next twelve months. To this end, on April 23, 2010, the Company entered into an agreement with one investor whereby the investor committed to purchase up to $5,000,000 of units, consisting of shares of the Company’s common stock and share purchase warrants, until April 22, 2013. The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Agreement. Each advance shall be in an aggregate amount of not more than $1,000,000 and in integral multiples of $100,000. The Company will use the advances to fund operating expenses, acquisitions, working capital and general corporate activities. The investor also has an option to subscribe up to a further $2,500,000. Each unit shall consist of one share of the Company’s common stock and one share purchase warrant. The unit price will be the price equal to the higher of either: (a) $0.75; or (b) 90% of the volume weighted average of the closing price of common stock, for the five (5) banking days immediately preceding the date of the notice of advance. Each warrant shall entitle the investor to purchase one additional share of common stock at an exercise price equal to 150% of the unit price at which the unit containing the warrant being exercised was issued, for a period of two (2) years from the date such warrant is issued. On May 14, 2010 the Company drew $200,000 and issued 134,420 units under this agreement.  There is no assurance that our company will be able to achieve profitable operations before spending this capital or obtain further funds required for our continued working capital requirements.

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

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements.

Going Concern

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses in the exploration stage since its inception amounting to $173,275 as of March 31, 2009 and losses in the development stage in the year ended March 31, 2010 amounting to $123,849 and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of oil and gas properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

The Company does not have sufficient cash to fund its desired exploration for the next twelve months. The Company has arranged financing subsequent to March 31, 2010 as described above under Liquidity and Capital Resources and intends to draw upon this financing arrangement to fund administration and exploration. This financing may be insufficient to fund expenditures or other cash requirements required to find, develop and exploit oil and gas reserves to the point of profitable operations. There can be no assurance that the Company will be successful in finding oil and gas reserves. The Company plans to seek additional financing if necessary in a private or public equity offering to secure future funding for operations. There can be no assurance that the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

The financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of March 31, 2010 and 2009;
F-3	Statements of Operations for the Years Ended March 31, 2010 and 2009 and for the Period from the commencement of the development stage on March 31, 2009 to March 31, 2010;
F-4	Statement of Stockholders’ Deficit as of March 31, 2010;
F-5	Statements of Cash Flows for the Years Ended March 31, 2010 and 2009 and for the Period from the commencement of the development stage on March 31, 2009 to March 31, 2010;
F-6	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors
Grid Petroleum Corporation
We have audited the accompanying consolidated balance sheet of Grid Petroleum Corporation and Subsidiaries (a Development Stage Company) as of March 31, 2010 and March 31, 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years ended March 31, 2010 and March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grid Petroleum Corporation and Subsidiaries as of March 31, 2010 and March 31, 2009, and the results of its operations and cash flows for the two years ended March 31, 2010 and March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 2 to the consolidated financial statements, the Company has experienced losses from exploration stage and development stage, and has limited business operations which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC
Denver, Colorado
July 13, 2010

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31 2010	March 31 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$128,231	$486
Prepaid expenses and deposits	6,373	-
Total current assets	134,604	486

FIXED ASSETS (Note 3)	716	-
OIL AND GAS PROPERTIES (Note 4)	80,000	-

Total assets	$215,320	$486

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Demand loan (Note 5)	$61,020	$55,236
Accounts payable including related party payable of $17 (2009 - $315) (Note 6)	5,375	10,606
Accrued liabilities	31,148	14,563
Total current liabilities	97,543	80,405

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 6, 7, 8, 9 and 10)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Note 7)
Authorized 1,500,000,000 shares at par value of $0.001
Issued and outstanding 65,290,000 (2009 - 82,042,000)	65,290	74,307
Additional paid-in capital	345,467	14,250
Accumulated (deficit)	(173,275)	(173,275)
Accumulated (deficit) during development stage	(123,849)	-
Accumulated other comprehensive income (loss)	4,144	4,799
Total stockholders' equity (deficit)	117,777	(79,919)

Total liabilities and stockholder's equity (deficit)	$215,320	$486

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

	Years ended March 31		Cumulative from commencement of development stage on
	2010	2009	March 31, 2009

EXPENSES
Interest	$8,102	$5,236	$8,102
Investor relations, promotion and entertainment	29,941	1,580	29,941
Depreciation	42	732	42
Professional fees	43,623	36,344	43,623
Salaries and benefits	19,720	-	19,720
Other administrative expenses	22,421	11,199	22,421
Total expenses	123,849	55,091	123,849

Net (loss) from continuing operations	(123,849)	(55,091)	(123,849)

(LOSS) FROM DISCONTINUED OPERATIONS (Note 1)	-	(4,971)	-

Net (loss) for the year	$(123,849)	$(60,062)	$(123,849)

Other comprehensive income (loss)
Foreign currency translation	(655)	504	(655)

Comprehensive (loss)	$(124,504)	$(59,558)	$(124,504)

Net loss per common share - basic and fully diluted:

Net (loss) from continuing operations	$nil	$nil	$nil
(Loss) from discontinued operations	$nil	$nil	$nil
Net (loss) for the year	$nil	$nil	$nil

Weighted average number of common stock outstanding	81,426,855	82,042,000	81,426,855

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	Accumulated (deficit)	(Deficit) Accumulated During Development Stage from March 31, 2009	Stockholders’ Equity (Deficit)
Beginning balance, September 19, 2006	-	$-	$-	$-	$-	$-	$-
Shares issued pursuant to subscription November 15, 2006 at $0.0005	52,000,000	26,000	-	-	-	-	26,000
Shares issued pursuant to subscriptions November 27, 2006 at $0.001	25,500,000	25,500	-	-	-	-	25,500
Shares issued for acquisition of subsidiary at $0.05	2,000	107	-	-	-	-	107
Shares issued pursuant to subscriptions March 30, 2007 at $0.005	4,540,000	22,700	-	-	-	-	22,700
Non-cash use of premises contributed by a director	-	-	-	2,250	-	-	2,250
Net (loss) for the period	-	-	(857)	-	(31,138)	-	(31,995)

Balance March 31, 2007	82,042,000	$74,307	$(857)	$2,250	$(31,138)	$-	$44,562
Non-cash use of premises contributed by a director	-	-	-	6,000	-	-	6,000
Net income (loss) for the year	-	-	5,152	-	(82,075)		(76,923)

Balance March 31, 2008	82,042,000	$74,307	$4,295	$8,250	$(113,213)	$-	$(26,361)
Non-cash use of premises contributed by a director	-	-	-	6,000	-	-	6,000
Net income (loss) for the year	-	-	504	-	(60,062)	-	(59,558)

Balance March 31, 2009	82,042,000	$74,307	$4,799	$14,250	$(173,275)	$-	$(79,919)
Non-cash use of premises contributed by a director	-	-	-	5,000	-	-	5,000
Forgiveness of shareholder's loan	-	-	-	27,500	-	-	27,500
Forgiveness of fees payable to a consultant	-	-	-	3,813	-	-	3,813
Legal fees paid by a shareholder	-	-	-	3,569	-	-	3,569
Shares issued pursuant to subscription March 9, 2010 at $0.40 per share	1,250,000	1,250	-	498,750	-	-	500,000
Excess of price paid to related party for oil & gas properties over related party's cost	-	-	-	(220,000)	-	-	(220,000)
Stock cancelled March 17, 2010	(18,002,000)	(10,267)	-	10,267	-	-	-
Imputed interest on shareholder's loan	-	-	-	2,318	-	-	2,318
Net (loss) for the year	-	-	(655)	-	-	(123,849)	(124,504)

Balance March 31, 2010	65,290,000	$65,290	$4,144	$345,467	$(173,275)	$(123,849)	$117,777

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Years ended March 31		Cumulative from commencement of development stage on
	2010	2009	March 31, 2009
Cash (used in) operating activities:

Net (loss) for the year	$(123,849)	$(60,062)	$(123,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	5,000	6,000	5,000
Depreciation of fixed assets	42	732	42
Write-downs of mineral properties	-	4,971	-
Imputed interest on shareholder's loan	2,318	-	2,318
Net change in operating assets and liabilities:
Prepaid expenses	(6,373)	-	(6,373)
Interest payable on demand loan	5,784	5,236	5,784
Accounts payable	2,151	(486)	2,151
Accrued liabilities	16,585	(4,057)	16,585
Net cash (used in) operating activities	(98,342)	(47,666)	(98,342)

Cash (used in) investing activities:
Purchase of fixed assets	(758)	-	(758)
Purchase of oil & gas properties	(300,000)	-	(300,000)
Net cash (used in) investing activities	(300,758)	-	(300,758)

Cash from financing activities:
Proceeds from shareholder's loan	27,500	-	27,500
Issue of shares	500,000	-	500,000
Net cash from financing activities	527,500	-	527,500

Effect of exchange rate changes on cash	(655)	1,051	(655)

Increase in cash and cash equivalent	127,745	(46,615)	127,745

Cash, beginning of year	486	47,101	486
Cash, end of year	$128,231	$486	$128,231

Supplemental disclosures:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Forgiveness of accounts payable- related parties	$7,382	$-	$7,382
Forgiveness of shareholder's loan	$27,500	$-	$27,500

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Expressed in US Dollars)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Grid Petroleum Corp. (the “Company”) was incorporated in the State of Nevada with the name Sunberta Resources Inc. on November 15, 2006. The Company was, until March 31, 2009, an exploration stage company which had as its principal business the acquisition and exploration of mineral claims.

On November 16, 2006 the Company acquired all the issued and outstanding shares of Sunberta Resources Inc. (“Sunberta Alberta”), an inactive corporation incorporated in the province of Alberta, Canada on September 19, 2006. Sunberta Alberta was registered as an extraprovincial company in British Columbia, Canada on November 15, 2006. The consideration for the acquisition of Sunberta Alberta was 2,000 shares (on a post-split basis) of the Company.

In January, 2007 Sunberta Alberta acquired seven placer claim tenures on southern Vancouver Island, British Columbia, Canada. During the year ended March 31, 2009, the Company abandoned three of the placer claim tenures and decided to abandon the remaining four properties. Between May 31, 2009 and June 14, 2009, the remaining four placer claim tenures expired.  The carrying cost of the properties was written off and the operations associated with the properties were treated in the financial statements as discontinued operations in the year ended March 31, 2009. The Company entered the development stage on March 31, 2009 to seek other opportunities. See also notes 2, 4 and 9.

On November 18, 2009 the Company changed its name to Grid Petroleum Corp. (See also Note 10).

The Company’s activities to December 31, 2009 were carried on in Alberta and British Columbia, Canada. Beginning in February, 2010 the activities of the Company have been carried on in England.

On March 17, 2010, the Company acquired oil and gas leases in Wyoming for consideration of $300,000.00 cash. See also note 4. The Company intends to explore for oil and gas on these properties. The Company entered an exploration stage on March 31, 2010.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Sunberta Alberta.  All significant inter-company balances and transactions are eliminated.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Expressed in US Dollars)

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at March 31, 2010 and 2009, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost.  Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at March 31, 2010, the Company is no longer in the exploration business.

Oil and Gas Properties and Exploration Expenses

Oil and gas property acquisition costs are capitalized and carried at cost. Exploration and development costs are accounted for on the successful-efforts method, whereby the costs related to successful projects are capitalized and all costs incurred as a result of unsuccessful projects are expensed when it is determined that the exploration efforts on that property are unsuccessful. As at March 31, 2010, the Company has not incurred any exploration or development costs on its oil and gas properties.

Advertising Expenses

Advertising costs are expensed as incurred. The Company has not incurred any advertising costs in the years ended March 31, 2010 and 2009.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at March 31, 2010.

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives as follows:

Computer equipment           3 years

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Expressed in US Dollars)

Foreign Currency

The operations of the Company were located in Canada until February 2010. Since February 2010, management of the Company has been carried on in England. Once exploration of the company’s properties commences, the majority of operations will be carried on in the United States. The Company maintains US Dollar, UK Pound Sterling (“GBP”) and Canadian Dollar bank accounts. The functional currency has been the Canadian Dollar until February 2010. Effective February 2010 the functional currency is the US Dollar. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in the functional currency are translated into US Dollars at the rate in effect at the balance sheet date.  Revenue and expenses denominated in the functional currency are translated at the average exchange rate.  Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into US Dollars.

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period after giving retroactive effect to the forward stock split effected on January 14, 2008 (see Note 7).  Diluted earnings (loss) per share is equal to the basic loss per share for the years ended March 31, 2010 and 2009 because there are no common stock equivalents outstanding.

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable and accrued liabilities at March 31, 2010 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted ASC No. 220, Comprehensive Income.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Expressed in US Dollars)

Income taxes

The Company records deferred taxes in accordance with ASC No. 740, Income Taxes.  The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentrations

The Company is dependent on its Chief Executive Officer and business consultants for its operations. The loss of any of these individuals could impact the Company’s ability to carry on operations.

The Company holds cash in bank accounts that are not insured against financial institution failure due to holding US currency in England. The Company held US currency of $126,370 in a bank account in England at March 31, 2010.

Exploration Stage

The Company entered the exploration stage upon its inception. The Company exited the exploration stage and entered the development stage on March 31, 2009 when the Company’s mineral claims tenures in British Columbia were abandoned and the Company started seeking new businesses. The Company exited the development stage and entered a new exploration stage on March 31, 2010 after the Company had acquired oil and gas properties in Wyoming and started planning to explore the properties.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with ASC No. 144, Property, Plant and Equipment.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at March 31, 2010, the Company does not believe any adjustment for impairment is required.

The Company will periodically analyze exploration efforts, once exploration on its oil and gas properties has commenced, to determine which projects have been unsuccessful in establishing proved reserves. The costs of unsuccessful projects will be expensed.

New Accounting Pronouncements

 There were various accounting standards and interpretations issued during 2009 and 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Expressed in US Dollars)

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses in the exploration stage since its inception amounting to $173,275 as of March 31, 2009 and losses in the development stage in the year ended March 31, 2010 amounting to $123,849 and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of oil and gas properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances the Company will be successful in achieving these goals.

The Company does not have sufficient cash to fund its desired exploration for the next twelve months. The Company has arranged financing subsequent to March 31, 2010 as described in note 10 and intends to draw upon this financing arrangement to fund administration and exploration. This financing may be insufficient to fund expenditures or other cash requirements required to find, develop and exploit oil and gas reserves to the point of profitable operations. There can be no assurance the Company will be successful in finding oil and gas reserves. The Company plans to seek additional financing if necessary in a private or public equity offering to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2010	March 31, 2009

Computer equipment	$758	$1,963
Less: Accumulated depreciation	42	1,963

	$716	$-

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Expressed in US Dollars)

4. OIL AND GAS PROPERTIES

Oil And gas properties consist of four leases issued by the United States Department of the Interior Bureau of Land Management,  #WYW158664 and #WYW158665 dated August 1, 2004, #WYW159734 and #159737 dated February 1, 2004. The leases cover 3,744.57 acres in the Jonah Prospect, South of the Jonah Field in the Greater Green River Basin, Wyoming. The leases are subject to a 12.5% royalty retained by the lessor and a 5% overriding royalty retained by the seller. The leases were acquired by the Company March 17, 2010 for $300,000 cash from a related party. The related party had paid $80,000 to acquire the leases. Accordingly, the Company has capitalized $80,000 as the cost of the leases and has reduced additional paid-in capital by the remaining $220,000. No exploration work has been conducted by the Company on the properties to March 31, 2010.

Lease # WYW158664 covers property legally described as All Township 28N Range 110 West 6th Meridian Sublette County, Wyoming Section 6 – Lots 1-7; S2NE; SENW; E2SW; N2SE Section 7 Lots 1 – 4; E2W2 Section 17 N2 Section 19 Lots 3 & 4; E2SW Section 30 Lots 1 – 4; E2W2; SE. The annual rent on this property is $3,296 and was paid by the seller up to August 1, 2010.

Lease # WYW158665 covers property legally described as All Township 28N Range 110 West 6th Meridian Sublette County, Wyoming Section 28 SW Section 29 S2 Section 31 Lots 1 - 4; S2NE; E2W2; SE. The annual rent on this property is $2,038 and was paid by the seller up to August 1, 2010.

Lease # WYW159734 covers property legally described as All Township 27N Range 107 West 6th Meridian Sublette County, Wyoming Section 5 Lotsl-4; S2N2; 52. The annual rent on this property is $6,390 and was paid by the seller up to February 1, 2011.

Lease # WYW159737 covers property legally described as All Township 27N Range 107 West 6th Meridian Sublette County, Wyoming Section 8 N2; N2SE; SESE. The annual rent on this property is $4,400 and was paid by the seller up to February 1, 2011.

5. DEMAND LOAN

Under a loan agreement dated March 26, 2008, the demand loan is repayable on demand of the borrower and bears interest beginning April 1, 2008 at the rate of 10% per annum compounded monthly at the end of the month. In the event the loan is placed with a lawyer for collection, a fee of 20% of the unpaid balance will apply. No interest has been paid to March 31, 2010. The carrying value of the demand loan includes the original principal of $50,000 plus $11,020 of interest payable as at March 31, 2010.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Expressed in US Dollars)

6. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

The Company was provided with premises by its former CEO for no charge prior to February, 2010.  Accordingly, rent of $5,000 and $6,000 has been recorded in the years ended March 31, 2010 and 2009, respectively and additional paid-in capital has been increased by the corresponding amounts.

Accounts payable includes $17 (2009 - $315) due to the former CEO for reimbursement of expenses incurred on behalf of the Company.

Effective March 15, 2010, the former CEO, who was also a director and the controlling shareholder, forgave his shareholder loan in the amount of $27,500 as part of the sale of the majority of his shares of the Company. A consultant to the Company forgave $3,813 in fees owing by the Company to the consultant to facilitate the sale. The purchaser of some of the shares paid $3,569 on behalf of the Company for legal fees incurred by the Company in advance of the sale. These amounts have been added to additional paid-in capital.

On March 8, 2010 the Company entered an employment agreement with its newly-appointed President and CEO, who is also the sole director of the Company at March 31, 2010. The employment agreement will continue indefinitely subject to a provision that the agreement may be terminated by either party without cause on 30 days’ notice. Pursuant to the terms of the agreement, the CEO will receive a base salary of US $8,000 per month with an incremental rise of US $500 per quarter until an amount of US $10,000 per month is achieved.

7. COMMON STOCK

Effective January 14, 2008, the Company split its common stock on a twenty-for-one basis. All shareholders as of the record date of January 14, 2008 received twenty shares of common stock in exchange for each one common share of their currently issued common stock. The authorized, issued and per share information presented is on a post-split basis.  On January 14, 2008 the Company’s total paid-in capital was less than the product of the par value per share multiplied by the number of post-split shares outstanding. As a result, the shareholders may have an obligation to make up the shortfall of $7,735 should the shortfall not be otherwise eliminated.

On March 9, 2010 the Company issued 1,250,000 shares pursuant to a subscription at a price of $0.40 per share for total proceeds of $500,000.

In connection with the appointment of the Company’s new CEO, the new CEO agreed to acquire 6,000,000 shares of the Company from the former CEO and has entered an escrow agreement with the former CEO and an escrow agent. Pursuant to the escrow agreement, the new CEO’s shares will be held by the escrow agent in the form of eight certificates each representing 750,000 shares and shall be released between April 30, 2010 and January 30, 2012 (twenty-one months from the first release date).

Effective March 17, 2010, the majority shareholder of the Company, who was also the former CEO and sole director of the Company, sold 26,000,000 shares of the Company to one purchaser and agreed to surrender for cancellation another 18,002,000 shares. These transactions, together with the sale of shares to the new CEO, effected a change in control of the Company. The cancellation of the 18,002,000 shares, which was completed April 5, 2010, has been recognized in the financial statements effective March 17, 2010. Accordingly common stock has been reduced and additional paid-in capital increased by the difference between the par value of the stock cancelled and the shortfall created by the January 2008 stock split, or $10,267.

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Expressed in US Dollars)

8. INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and UK income taxes (to the extent of its operations in the UK).  The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2010	2009
Loss for the year	$(123,849)	$(60,062)
Average statutory tax rate	35%	35%

Expected income tax provision	$(43,347)	$(21,022)
Unrecognized tax losses	43,347	21,022

Income tax expense	$--	$--

Significant components of deferred income tax assets are as follows:

	2010	2009
Net operating losses carried forward	$103,994	$60,647
Valuation allowance	(103,994)	(60,647)

Net deferred income tax assets	$-	$-

The increase in the valuation allowance for the year ended March 31, 2010 was $43,347 because there is no assurance the Company will be able to utilize the losses carried forward.

The Company has net operating losses carried forward of approximately $297,000 for tax purposes which will expire in 2027 through 2029 if not utilized.

The years ended March 31, 2010, 2009, 2008 and 2007 are open for audit.

9. COMMITMENTS

The Company is committed to a lease of office space and Internet line in London, England at the rate of GBP926 (approximately $1,423) per month until July 31, 2010.

The Company is committed to payments of GBP252 (approximately $388) per month for shared office space and office services in London, England until February 28, 2011.

The Company is committed to payments of $199 per month for shared office space and office services in Denver, Colorado until February 28, 2011.

The Company is committed to 11 payments of $1,850 per month until February 1, 2011 for independent stock market analyst coverage services.

The Company is committed to payments of GBP 50 (approximately $77) per month until February 10, 2010 for payroll services. This agreement is cancellable on 3 months’ notice.

Effective March 31, 2010, the Company is committed to payments of 100,000 shares per year to each of two advisors, payable in quarterly payments of 25,000 shares at the end of each quarter, the first payment coming due June 30, 2010. The advisors will also be paid $1,000 per day for attending meetings of the Company’s board of advisors and $1,000 per day for services to be provided as needed. Each of the agreements with the advisors may be terminated by either party without notice.

10. SUBSEQUENT EVENTS

On April 5, 2010, the Company cancelled 18,002,000 shares surrendered for cancellation by the former CEO and majority shareholder of the Company pursuant to an agreement effective March 17, 2010 (note 7).

On April 23, 2010, the Company entered into an agreement with one investor whereby the investor committed to purchase up to $5,000,000 of units, consisting of shares of the Company’s common stock and share purchase warrants, until April 22, 2013. The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Agreement. Each advance shall be in an aggregate amount of not more than $1,000,000 and in integral multiples of $100,000. The Company will use the advances to fund operating expenses, acquisitions, exploration and general corporate activities. The investor also has an option to subscribe up to a further $2,500,000.

Each unit shall consist of one share of the Company’s common stock and one share purchase warrant. The unit price will be the price equal to the higher of either: (a) $0.75; or (b) 90% of the volume weighted average of the closing price of common stock, for the five (5) banking days immediately preceding the date of the notice of advance. Each warrant shall entitle the investor to purchase one additional share of common stock at an exercise price equal to 150% of the unit price at which the unit containing the warrant being exercised was issued, for a period of two (2) years from the date such warrant is issued. On May 14, 2010 the Company drew $200,000 and issued 134,420 units under this agreement.

On May 14, 2010, the Company acquired from the CEO for nominal consideration all the issued shares of Grid Petroleum Ltd. (“Grid UK”), a company incorporated on January 27, 2010 under the laws of England. The purpose of Grid UK is to maintain bank accounts in the UK as nominee for the Company. Grid UK does not have any assets, liabilities or operations of its own.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending March 31, 2010.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2010, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies, procedures and implementation for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of March 31, 2010 are as follows:

Name	Age	Position Held with the Company
Paul Watts	59	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Set forth below is a brief description of the background and business experience of our executive officer and Directors.

Mr. Paul Watts has over 37 years experience in the oil and gas industry. Over the years, Mr. Watts has worked in senior broking positions dealing with VLCC (Very Large Crude Carriers), Suezmax and Aframax on a global basis. His international career has seen him work with clean and dirty petroleum products, later shifting his focus to the crude oil sector. Commencing his career in London in 1970 with Lambert brothers and thereafter, Galbraith Wrightson. Mr. Watts completed his training and obtained his professional qualification by exam, becoming a Member of The Institute of Chartered Shipbrokers. Mr. Watts then moved to the U.S. market in 1985 working there for seven years as a broker in New York with broking houses MJL and LQM returning in late 1991 to London, joining major broking company Clarkson until 2005. He has worked with crude and product vessels, broking for the world’s leading oil companies. Additionally, Mr. Watts has been elected as a Fellow of the Institute of Chartered Shipbrokers as well as serving as a deputy on the London Tanker Brokers panel and Worldscale Association panel.

From 2005-2007 Mr. Watts was a senior broker for R.A. Chartering, Howe Robinson London where he was again responsible for crude oil chartering of very large crude carriers and suezmax tankers on a global basis.  From April 2007 – September 2008, Mr. Watts was responsible for running a Business Administration NVQ Level 2 course at Creative Minds for fifty candidates per week for twelve weeks incorporating Assessing and training particularly in IT-Assessing ITQ NVQ Level 2 qualified. From October 2008 to August 2009, Mr. Watts was an assessor Level 3 for ILM NVQ Management for Skills Team.  Mr. Watts worked as an Assessor Level 3for ILM NVQ Management from September to January 2010.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Mr. Paul Watts, at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended March 31, 2010, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended March 31, 2010:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Paul Watts CEO, CFO & Director	1	0	0
Kelly Sundberg Former CEO, CFO and Director	1	0	0
Premier Global 10% shareholder	1	0	0

Code of Ethics

As of March 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended March 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Watts President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2010 2009	16,000 0	0 0	0 0	0 0	0 0	0 0	4,000 0	20,000 0
Kelly Sundberg Formerly President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

On March 8, 2010, in connection with the appointment of Mr. Watts as our President, CEO and Director, we executed an Employment Agreement effective January 31, 2010 with Mr. Watts (the “Agreement”).

Term, Salary and Vacation. The Agreement will continue indefinitely subject to the termination provisions. Pursuant to the terms of the Agreement, Mr. Watts will receive a base salary of US $8,000 per month with an incremental rise of US $500 per quarter until an amount of US $10,000 per month is achieved. Mr. Watts is required to work a minimum of 3 days per week.  The salary and time commitment will be reviewed in 6 months from the date of execution of the Agreement.

Mr. Watts will be reimbursed for reasonable out-of-pocket business expenses incurred in the performance of his duties and is entitled to 4 weeks vacation per year.

Termination and Non-Solicitation. The Agreement may be terminated upon 30 days’ notice by Mr. Watts or our company without good reason or without cause. The Agreement will terminate for upon Mr. Watts’ death or for cause. For 12 months after termination, Mr. Watts has agreed not to solicit our employees or customers. Termination with “cause” means (a) fundamental breach of the Agreement; (b) in our opinion, poor performance after being advised as to the standard required; (c) any intentional or grossly negligent disclosure of any Confidential Information by Mr. Watts; (d) any improper use of our property; (e) violation of any local, state or federal statute, including, without limitation, an act of dishonesty such as embezzlement or theft, whether committed during the course of or in relation to Mr. Watts’ employment or otherwise; (f) conduct by Mr. Watts that, in our opinion, is materially detrimental to our business or financial position, including conduct that has the potential to injure our reputation if Mr. Watts is retained as our executive; and (g) any and all omissions, commissions or other conduct which would constitute just cause at law. Mr. Watts will not be entitled to any severance in connection with the Agreement.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Paul Watts	-	-	-	-	-	-	-	-	-
Kelly Sundberg	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended March 31, 2010.

Stock Option Plans

We did not have a stock option plan as of March 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company’s common stock by each of its officers and directors, by each person known by the Company to beneficially own more than 5% of common stock and by officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 65,424,420  shares of common stock issued and outstanding on June 10, 2010.

Name and address of new beneficial owner	Amount of Beneficial Ownership (Approx.)	Percent of Class of Common Stock1
Paul Watts 52 Barons Keep Gliddon Road London W14 9AU England	6,000,0001	9.17%
Total Officer and Directors	6,000,000	9.17%
Premier Global Corp. World Trade Center 1, 10route de l’aeroport PO Box 691 CH-1215 Geneva 15 Switzerland	26,134,420	39.94%

1 In an Agreement dated January 31, 2010, former officer and director, Kelly Sundberg, agreed to sell 6,000,000 shares (“Shares”) of common stock in our company to the our new officer and director, Paul Watts. This agreement closed and the shares were formally transferred on April 5, 2010.

Pursuant to an Escrow Agreement dated January 31, 2010, Mr. Sundberg, Mr. Watts and the escrow agent, agreed that the Shares will be held by the escrow agent in the form of eight certificates each representing 750,000 shares and shall be released between April 30, 2010 and January 30, 2012 (twenty-one months from the first release date).

There are no arrangements known to the company, the operation of which may, at a subsequent date, result in a change in control of the registrant.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Effective March 17, 2010, Mr. Sundberg cancelled and returned 18,002,000 shares of his common stock in our company to treasury. The shares were formally cancelled April 5, 2010.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended March 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$19,500	-	-	-
2009	$14,500	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules The following financial statements and schedules listed below are included in this Form 10-K. Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated March 11, 2010(1)
3.1	Articles of Incorporation(2)
3.2	Amendment to Articles of Incorporation(3)
3.3	Bylaws, as amended (2)
10.1	Employment Agreement with Paul Watts, dated March 8, 2010(4)
10.2	Share Issuance Agreement, dated April 23, 2010(5)
23.1	Consent of Schumacher & Associates, Inc.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Schlumberger report(6)
99.2	Initial Technical View(7)

1	Incorporated by reference to the Current Report on Form 8-K filed on March 23, 2010.
2	Incorporated by reference to the Registration Statement on Form S-1 filed on March 27, 2008.
3	Incorporated by reference to the Current Report on Form 8-K filed November 24, 2009.
4	Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2010.
5	Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2010.
6	Incorporated by reference to the Current Report on Form 8-K/A filed on April 19, 2010.
7	Incorporated by reference to the Current Report on Form 8-K/A filed on June 2, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Grid Petroleum Corp.

By:	/s/ Paul Watts
Paul Watts President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
July 13, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Paul Watts
Paul Watts President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
July 13, 2010