Form 10-Q
period 2010-06-30
Grid Petroleum Corp.
filed 2010-08-23
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 000-53276

Grid Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

33 Cavendish Square, London
(Address of principal executive offices)

(+44)207-182-4205
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,474,420 as of July 31, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of June 30, 2010 and March 31, 2010;
F-2	Consolidated Statements of Operations for the three month periods ended June 30, 2010 and 2009 and for the Period from the commencement of the exploration stage on March 31, 2010 to June 30, 2010;
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) as of June 30, 2010;
F-4	Consolidated Statements of Cash Flows for the three month periods ended June 30, 2010 and 2009 and for the Period from the commencement of the exploration stage on March 31, 2010 to June 30, 2010; and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

GRID PETROLEUM CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited- Prepared by Management

	June 30 2010	March 31 2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$162,416	$128,231
Prepaid expenses and deposits	16,064	6,373
Total current assets	178,480	134,604

FIXED ASSETS (Note 3)	653	716
OIL AND GAS PROPERTIES (Note 4)	80,000	80,000

Total assets	$259,133	$215,320

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Demand loan (Note 5)	$62,558	$61,020
Accounts payable including related party payable of $nil (2009 - $315)	31,986	5,375
Accrued liabilities	24,958	31,148
Total current liabilities	119,502	97,543

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 6, 7, 8, 9 and 10)

STOCKHOLDERS' EQUITY
Common stock (Note 7)
Authorized 1,500,000,000 shares at par value of $0.001
Issued and outstanding 65,424,420 (March 31, 2010 - 65,290,000)	65,424	65,290
Additional paid-in capital	545,333	345,467
Common stock to be issued (Note 7)	40,950	-
Accumulated (deficit)	(297,124)	(297,124)
Accumulated (deficit) during exploration stage	(219,094)	-
Accumulated other comprehensive income (loss)	4,142	4,144
Total stockholders' equity	139,631	117,777

Total liabilities and stockholder's equity	$259,133	$215,320

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three months ended June 30				Cumulative from commencement of exploration stage on
	2010		2009		March 31, 2010

EXPENSES
Interest		$1,538		$1,602	$1,538
Investor relations, promotion and entertainment		68,304		572	68,304
Depreciation		63		-	63
Professional fees		104,921		481	104,921
Salaries and benefits		31,410		-	31,410
Other administrative expenses		12,858		3,507	12,858
Total expenses		219,094		6,162	219,094

Net (loss) for the period		$(219,094)		$(6,162)	$(219,094)

Other comprehensive income (loss)
Foreign currency translation		(2)		(868)	(2)

Comprehensive (loss)		$(219,096)		$(7,030)	$(219,096)

Net loss per common share - basic and fully diluted:
Net (loss) for the period	$	nil	$	nil	$ nil

Weighted average number of common stock outstanding		65,374,197		82,042,000	65,374,197

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three months ended June 30		Cumulative from commencement of exploration stage on
	2010	2009	March 31, 2010

Cash (used in) operating activities:
Net (loss) for the period	$(219,094)	$(6,162)	$(219,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	-	1,500	-
Depreciation of fixed assets	63	-	63
Write-downs of mineral properties	-	-	-
Imputed interest on shareholder's loan	-	209	-
Professional fees to be paid in shares	40,950		40,950
Net change in operating assets and liabilities:
Prepaid expenses	(9,691)	-	(9,691)
Interest payable on demand loan	1,538	1,392	1,538
Accounts payable	26,611	(3,172)	26,611
Accrued liabilities	(6,190)	(5,412)	(6,190)
Net cash (used in) operating activities	(165,813)	(11,645)	(165,813)

Cash from financing activities:
Proceeds from shareholder's loan	-	22,500	-
Proceeds from issue of shares	200,000	-	200,000
Net cash from financing activities	200,000	22,500	200,000

Effect of exchange rate changes on cash	(2)	(868)	(2)

Increase in cash and cash equivalent	34,185	9,987	34,185

Cash, beginning of period	128,231	486	128,231
Cash, end of period	$162,416	$10,473	$162,416

Supplemental disclosures:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	Common stock to be issued	Accumulated (deficit)	(Deficit) Accumulated During Exploration Stage from March 31, 2010	Stockholders’ Equity (Deficit)
Beginning balance, September 19, 2006	-	$-	$-	$-	$-	$-	$-	$-
Shares issued pursuant to subscription November 15, 2006 at $0.0005	52,000,000	26,000	-	-	-	-	-	26,000
Shares issued pursuant to subscriptions November 27, 2006 at $0.001	25,500,000	25,500	-	-	-	-	-	25,500
Shares issued for acquisition of subsidiary at $0.05	2,000	107	-	-	-	-	-	107
Shares issued pursuant to subscriptions March 30, 2007 at $0.005	4,540,000	22,700	-	-	-	-	-	22,700
Non-cash use of premises contributed by a director	-	-	-	2,250	-	-	-	2,250
Net (loss) for the period	-	-	(857)	-	-	(31,138)	-	(31,995)

Balance March 31, 2007	82,042,000	$74,307	$(857)	$2,250	$-	$(31,138)	$-	$44,562
Non-cash use of premises contributed by a director	-	-	-	6,000	-	-	-	6,000
Net income (loss) for the year	-	-	5,152	-	-	(82,075)	-	(76,923)

Balance March 31, 2008	82,042,000	$74,307	$4,295	$8,250	$-	$(113,213)	$-	$(26,361)
Non-cash use of premises contributed by a director	-	-	-	6,000	-	-	-	6,000
Net income (loss) for the year	-	-	504	-	-	(60,062)	-	(59,558)

Balance March 31, 2009	82,042,000	$74,307	$4,799	$14,250	$-	$(173,275)	$-	$(79,919)
Non-cash use of premises contributed by a director	-	-	-	5,000	-	-	-	5,000
Forgiveness of shareholder's loan	-	-	-	27,500	-	-	-	27,500
Forgiveness of fees payable to a consultant	-	-	-	3,813	-	-	-	3,813
Legal fees paid by a shareholder	-	-	-	3,569	-	-	-	3,569
Shares issued pursuant to subscription March 9, 2010 at $0.40 per share	1,250,000	1,250	-	498,750	-	-	-	500,000
Excess of price paid to related party for oil & gas properties over related party's cost	-	-	-	(220,000)	-	-	-	(220,000)
Stock cancelled March 17, 2010	(18,002,000)	(10,267)	-	10,267	-	-	-	-
Imputed interest on shareholder's loan	-	-	-	2,318	-	-	-	2,318
Net (loss) for the year	-	-	(655)	-	-	(123,849)	-	(124,504)

Balance March 31, 2010	65,290,000	$65,290	$4,144	$345,467	$-	$(297,124)	$-	$117,777
Shares issued pursuant to agreement May 14, 2010 at $1.4879 per share	134,420	134	-	199,866	-	-	-	200,000
Shares to be issued as consideration for professional fees	-	-	-	-	40,950	-	-	40,950
Net (loss) for the period	-	-	(2)	-	-	-	(219,094)	(219,096)

Balance June 30, 2010	65,424,420	$65,424	$4,142	$545,333	$40,950	$(297,124)	$(219,094)	$139,631

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Expressed in US Dollars)
Unaudited- Prepared by Management

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

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Grid Petroleum Ltd.  All significant inter-company balances and transactions are eliminated.

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Expressed in US Dollars)
Unaudited- Prepared by Management

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at June 30, 2010 and 2009, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost.  Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. At June 30, 2010, the Company is no longer in the mineral exploration business.

Oil and Gas Properties and Exploration Expenses

Oil and gas property acquisition costs are capitalized and carried at cost. Exploration and development costs are accounted for on the successful-efforts method, whereby the costs related to successful projects are capitalized and all costs incurred as a result of unsuccessful projects are expensed when it is determined that the exploration efforts on that property are unsuccessful. At June 30, 2010, the Company has not incurred any exploration or development costs on its oil and gas properties.

Advertising Expenses

Advertising costs are expensed as incurred. The Company has not incurred any advertising costs in the three month periods ended June 30, 2010 and 2009.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at June 30, 2010.

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives as follows:

Computer equipment                 3 years

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Expressed in US Dollars)
Unaudited- Prepared by Management

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is equal to the basic loss per share for the three month periods ended June 30, 2010 and 2009 because there are no common stock equivalents outstanding.

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable and accrued liabilities at June 30, 2010 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted ASC No. 220, Comprehensive Income.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Expressed in US Dollars)
Unaudited- Prepared by Management

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

The Company holds cash in bank accounts that are not insured against financial institution failure due to holding US currency in England. The Company held US currency of $160,998 in a bank account in England at June 30, 2010.

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

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Expressed in US Dollars)
Unaudited- Prepared by Management

Reclassifications

Certain items in the comparative figures in these financial statements have been reclassified to conform to classifications used for the current period.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses in prior exploration and development stages since its inception amounting to $297,124 as of March 31, 2010 and losses in the exploration stage in the three months ended June 30, 2010 amounting to $219,094 and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of oil and gas properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances the Company will be successful in achieving these goals.

The Company does not have sufficient cash to fund its desired exploration for the next twelve months. The Company has arranged financing as described in note 7 and intends to draw upon this financing arrangement to fund administration and exploration. This financing may be insufficient to fund expenditures or other cash requirements required to find, develop and exploit oil and gas reserves to the point of profitable operations. There can be no assurance the Company will be successful in finding oil and gas reserves. The Company plans to seek additional financing if necessary in a private or public equity offering to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2010	March 31, 2010

Computer equipment	$758	$758
Less: Accumulated depreciation	105	42

	$653	$716

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Expressed in US Dollars)
Unaudited- Prepared by Management

4. OIL AND GAS PROPERTIES

Oil and gas properties consist of four leases issued by the United States Department of the Interior Bureau of Land Management,  #WYW158664 and #WYW158665 dated August 1, 2004, #WYW159734 and #159737 dated February 1, 2004. The leases cover 3,744.57 acres in the Jonah Prospect, South of the Jonah Field in the Greater Green River Basin, Wyoming. The leases are subject to a 12.5% royalty retained by the lessor and a 5% overriding royalty retained by the seller. The leases were acquired by the Company March 17, 2010 for $300,000 cash from a related party. The related party had paid $80,000 to acquire the leases. Accordingly, the Company has capitalized $80,000 as the cost of the leases and has reduced additional paid-in capital by the remaining $220,000. No exploration work has been conducted by the Company on the properties to June 30, 2010.

Lease # WYW158664 covers property legally described as All Township 28N Range 110 West 6th Meridian Sublette County, Wyoming Section 6 – Lots 1-7; S2NE; SENW; E2SW; N2SE Section 7 Lots 1 – 4; E2W2 Section 17 N2 Section 19 Lots 3 & 4; E2SW Section 30 Lots 1 – 4; E2W2; SE. The annual rent on this property is $3,296 and was paid by the seller up to August 1, 2010. See also note 10.

Lease # WYW158665 covers property legally described as All Township 28N Range 110 West 6th Meridian Sublette County, Wyoming Section 28 SW Section 29 S2 Section 31 Lots 1 - 4; S2NE; E2W2; SE. The annual rent on this property is $2,038 and was paid by the seller up to August 1, 2010. See also note 10.

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

5. DEMAND LOAN

Under a loan agreement dated March 26, 2008, the demand loan is repayable on demand of the borrower and bears interest beginning April 1, 2008 at the rate of 10% per annum compounded monthly at the end of the month. In the event the loan is placed with a lawyer for collection, a fee of 20% of the unpaid balance will apply. No interest has been paid to June 30, 2010. The carrying value of the demand loan includes the original principal of $50,000 plus $12,558 of interest payable as at June 30, 2010.

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Expressed in US Dollars)
Unaudited- Prepared by Management

6. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the consolidated financial statements are as follows:

On March 8, 2010 the Company entered an employment agreement with its newly-appointed President and CEO, who is also the sole director of the Company at March 31, 2010. The employment agreement will continue indefinitely subject to a provision that the agreement may be terminated by either party without cause on 30 days’ notice. Pursuant to the terms of the agreement, the CEO will receive a base salary of $8,000 per month with an incremental rise of  $500 per quarter until an amount of $10,000 per month is achieved.

7. COMMON STOCK

On March 9, 2010 the Company issued 1,250,000 shares pursuant to a subscription at a price of $0.40 per share for total proceeds of $500,000.

In connection with the appointment of the Company’s new CEO, the new CEO agreed to acquire 6,000,000 shares of the Company from the former CEO and has entered an escrow agreement with the former CEO and an escrow agent. Pursuant to the escrow agreement, the new CEO’s shares will be held by the escrow agent in the form of eight certificates each representing 750,000 shares and shall be released between April 30, 2010 and January 30, 2012 (twenty-one months from the first release date). At June 30, 2010, 750,000 shares have been released from escrow to the CEO under this agreement.

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

Each unit shall consist of one share of the Company’s common stock and one share purchase warrant. The unit price will be the price equal to the higher of either: (a) $0.75; or (b) 90% of the volume weighted average of the closing price of common stock, for the five (5) banking days immediately preceding the date of the notice of advance. Each warrant shall entitle the investor to purchase one additional share of common stock at an exercise price equal to 150% of the unit price at which the unit containing the warrant being exercised was issued, for a period of two (2) years from the date such warrant is issued. On May 10, 2010 the Company issued a notice requesting an advance of $200,000. On May 14, 2010 the Company drew $200,000 and issued 134,420 units priced at $1,4879 per unit under this agreement.

The Company has allotted 50,000 shares of common stock for issue on July 20, 2010, pursuant to agreements dated March 31, 2010 to issue 25,000 shares of restricted common stock at the end of each quarter to each of two advisors (see also Note 9). The Company has recognized the related professional fees expense in the quarter ended June 30, 2010 and has recorded the obligation as Common stock to be issued. The amount was calculated at $40,590 or $0.82 per share based on the June 30, 2010 closing price of the Company’s stock.

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Expressed in US Dollars)
Unaudited- Prepared by Management

8. INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and UK income taxes (to the extent of its operations in the UK).  The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2010	2009
Loss for the three months ended June 30	$(219,094)	$(6,162)
Average statutory tax rate	35%	35%

Expected income tax provision	$(76,683)	$(2,157)
Unrecognized tax losses	76,683	2,157

Income tax expense	$--	$--

Significant components of deferred income tax assets are as follows:

	2010	2009
Net operating losses carried forward	$180,677	$62,804
Valuation allowance	(180,677)	(62,804)

Net deferred income tax assets	$-	$-

The increase in the valuation allowance for the three months ended June 30, 2010 was $76,683 because there is no assurance the Company will be able to utilize the losses carried forward.

The Company has net operating losses carried forward of approximately $516,000 for tax purposes which will expire in 2027 through 2030 if not utilized.

The years ended March 31, 2010, 2009, 2008 and 2007 are open for audit.

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Expressed in US Dollars)
Unaudited- Prepared by Management

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

The Company is committed to payments of $1,850 per month until February 1, 2011 for independent stock market analyst coverage services.

The Company is committed to payments of GBP 50 (approximately $77) per month until February 10, 2011 for payroll services. This agreement is cancellable on 3 months’ notice.

Effective March 31, 2010, the Company is committed to payments of 100,000 shares per year to each of two advisors, payable in quarterly payments of 25,000 shares at the end of each quarter, the first payment coming due June 30, 2010. The advisors will also be paid $1,000 per day for attending meetings of the Company’s board of advisors and $1,000 per day for services to be provided as needed. Each of the agreements with the advisors may be terminated by either party without notice. See also note 7.

10. SUBSEQUENT EVENTS

On July 20, 2010 the Company issued 50,000 shares of restricted common stock pursuant to agreements to issue 25,000 shares at the end of each quarter to each of two advisors (see also notes 7 and 9).

On July 27, 2010 the Company paid the annual lease payments on leases # WYW158664 and WYW158665 (see note 4) totalling $5,334.

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

Overview

We are focused on the development, exploration and production of oil and gas in North America. Our 100% working interest in the four separate oil and gas leases is located near the Jonah Field region, which encompasses an area of premium natural gas reserves within the Greater Green River Basin in the Rocky Mountains area of Wyoming. We refer to our four leases in this region as the SE Jonah Prospect.  The SE Jonah Prospect is spread over 3,744.57 acres. The SE Jonah Prospect is located six miles southeast of the Jonah Field.

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

Results of Operations for the three months ended June 30, 2010 and 2009 and for the Period from the commencement of the exploration stage on March 31, 2010 to June 30, 2010

We entered the exploration stage upon inception. We exited the exploration stage and entered the development stage on March 31, 2009. We exited the development stage and entered a new exploration stage on March 31, 2010.

We incurred a net loss in the amount of $219,094 for the three months ended June 30, 2010, during which time we were in the exploration stage and $6,162 for the three months ended June 30, 2009, during which time we were in the development stage.

We have not earned any revenues either during the first exploration stage or the development stage through the period ending March 31, 2010, or the exploration stage for the three months ended June 30, 2010.

We incurred operating expenses in the amount of $219,094 for the three months ended June 30, 2010 and $6,162 for the three months ended June 30, 2009. The increase was primarily due to increases in investor relations, promotion and entertainment expense, professional fees expense, salaries and benefits expense and other administrative expense.  Investor relations, promotion and entertainment expense increased from $572 in 2009 to $68,304 in 2010 primarily due to purchases of a commercial advertising report and research analyst coverage to gain investment market exposure for the Company beginning in March 2010 and due to costs of issuing announcements of all the changes that occurred with the Company. Professional fees have increased from $ 481 in 2009 to $ 104,921 in 2010 due to increased legal, accounting and audit fees associated with increases in the Company’s business activity and fees for services provided by the two new technical advisors retained by the Company beginning April 1, 2010. Professional fees expense includes $40,950 recognized as at June 30, 2010 representing the value of 50,000 shares issued July 20, 2010 to the two advisors as remuneration for the three months ended June 30, 2010 in accordance with the agreements under which they provide their services to the Company.  Salaries and benefits expense increased from $nil in 2009 to $31,410 in 2010 due to payment for services provided by the new CEO. Other administrative expense increased from $3,507 in 2009 to $12,858 in 2010 due primarily to costs of setting up the new office in London, rent of the London office, design of a website for the Company, and travel expenses of the CEO.

Liquidity and Capital Resources

We had cash of $162,416 as of June 30, 2010. We had current liabilities of $119,502 as of June 30, 2010. We had working capital of $58,978 as of June 30, 2010. We used net cash of $165,813 in operating activities. We received $200,000 in cash from a new private placement of 134,420 shares at $1.4879 per share pursuant to a financing agreement entered into April 23, 2010 (as further described below).  The result was an increase in cash for the three months ended June 30, 2010 of $34,185. We anticipate our cash requirements to increase over the course of this year as we will be more active and will incur costs for management of the Company and exploration of our oil and gas properties.

We anticipate that we will be dependent, for the immediate future, upon additional investment capital to fund operating expenses. We estimate that we will require additional financing to operate and carry out planned exploration activities over the next twelve months. To this end, on April 23, 2010, we entered into an agreement with one investor whereby the investor committed to purchase up to $5,000,000 of units, consisting of shares of the Company’s common stock and share purchase warrants, until April 22, 2013. We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Agreement. Each advance shall be in an aggregate amount of not more than $1,000,000 and in integral multiples of $100,000. We will use the advances to fund operating expenses, acquisitions, working capital and general corporate activities. The investor also has an option to subscribe up to a further $2,500,000. Each unit shall consist of one share of our common stock and one share purchase warrant. The unit price will be the price equal to the higher of either: (a) $0.75; or (b) 90% of the volume weighted average of the closing price of common stock, for the five (5) banking days immediately preceding the date of the notice of advance. Each warrant shall entitle the investor to purchase one additional share of common stock at an exercise price equal to 150% of the unit price at which the unit containing the warrant being exercised was issued, for a period of two (2) years from the date such warrant is issued. On May 14, 2010, we drew $200,000 and issued 134,420 units under this agreement.  There is no assurance that the Company will be able to achieve profitable operations before spending this capital or obtain further funds required for our continued working capital requirements.

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

Off Balance Sheet Arrangements

As of June 30, 2010, there were no off balance sheet arrangements.

Going Concern

The consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses in prior exploration and development stages since its inception amounting to $297,124 as of March 31, 2010 and losses in the exploration stage in the three months ended June 30, 2010 amounting to $219,094 and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of oil and gas properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

The Company does not have sufficient cash to fund its desired exploration for the next twelve months. The Company has arranged financing as described above under Liquidity and Capital Resources and intends to draw upon this financing arrangement to fund administration and exploration. This financing may be insufficient to fund expenditures or other cash requirements required to find, develop and exploit oil and gas reserves to the point of profitable operations. There can be no assurance that the Company will be successful in finding oil and gas reserves. The Company plans to seek additional financing if necessary in a private or public equity offering to secure future funding for operations. There can be no assurance that the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

The financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Paul Watts.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2010, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On July 20, 2010 we issued 50,000 shares of common stock pursuant to agreements to issue 25,000 shares at the end of each quarter to each of two advisors for services to the Company.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Removed and Reserved.

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

Grid Petroleum Corp.

Date:	August 23, 2010

By: /s/ Paul Watts Paul Watts Title: Chief Executive Officer and Director