Form 10-Q
period 2010-09-30
Grid Petroleum Corp.
filed 2010-11-22
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-53276

Grid Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

33 Cavendish Square, London England
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,791,078 as of November 16, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of September 30, 2010 and March 31, 2010;
F-2
Consolidated Statements of Operations for the three and six month periods ended September 30, 2010 and 2009 and for the Period from the commencement of the exploration stage on March 31, 2010 to September 30, 2010;

F-3
Consolidated Statements of Cash Flows for the six month periods ended September 30, 2010 and 2009 and for the Period from the commencement of the exploration stage on March 31, 2010 to September 30, 2010;

F-4	Consolidated Statement of Stockholders’ Equity (Deficit) as of September 30, 2010; and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

GRID PETROLEUM CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
Unaudited- Prepared by Management

	September 30 2010	March 31 2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$172,497	$128,231
Prepaid expenses and deposits	26,757	6,373
Total current assets	199,254	134,604

FIXED ASSETS (Note 3)	590	716
OIL AND GAS PROPERTIES (Note 4)	85,334	80,000

Total assets	$285,178	$215,320

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Demand loan (Note 5)	$64,135	$61,020
Accounts payable including related party payable of $nil (2009 - $315)	140	5,375
Accrued liabilities	7,958	31,148
Total current liabilities	72,233	97,543

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 6, 7, 8, 9 and 10)

STOCKHOLDERS' EQUITY
Common stock (Note 7)
Authorized 1,500,000,000 shares at par value of $0.001
Issued and outstanding 65,741,078 (March 31, 2010 - 65,290,000)	65,732	65,290
Additional paid-in capital	785,975	345,467
Common stock to be issued (Note 7)	19,500	-
Accumulated (deficit)	(297,124)	(297,124)
Accumulated (deficit) during exploration stage	(365,102)	-
Accumulated other comprehensive income (loss)	3,964	4,144
Total stockholders' equity	212,945	117,777

Total liabilities and stockholder's equity	$285,178	$215,320

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three months ended September 30		Six months ended September 30			Cumulative from commencement of exploration stage on March 31,
	2010	2009	2010	2009		2010

EXPENSES
Interest	1,582	-	3,120		$-	$3,120
Investor relations, promotion and entertainment	12,795	205	81,099		777	81,099
Depreciation	63	-	126		-	126
Professional fees	67,844	4,413	172,765		4,894	172,765
Salaries and benefits	31,606	4,656	63,016		-	63,016
Other administrative expenses	32,118	-	44,975		9,765	44,975
Total expenses	146,008	9,274	365,102		15,436	365,102

Net (loss) for the period	(146,008)	(9,274)	(365,102)		$(15,436)	$(365,102)

Other comprehensive income (loss)
Foreign currency translation	(177)	22	(180)		(846)	(180)

Comprehensive (loss)	(146,185)	(9,252)	(365,282)		$(16,282)	$(365,282)

Net loss per common share - basic and fully diluted:
Net (loss) for the period	nil	nil	nil	$	nil	$ $nil

Weighted average number of common stock outstanding	65,434,694	82,042,000	65,374,197		82,042,000	65,374,197

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Six months ended September 30		Cumulative from commencement of exploration stage on
	2010	2009	March 31, 2010
Cash (used in) operating activities:
Net (loss) for the period	$(365,102)	$(15,436)	$(365,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	-	3,000	-
Depreciation of fixed assets	126	-	126
Write-downs of mineral properties	-	-	-
Imputed interest on shareholder's loan	-	777	-
Professional fees to be paid in shares	19,500		19,500
Net change in operating assets and liabilities:
Prepaid expenses	(20,384)	-	(20,384)
Interest payable on demand loan	3,115	2,808	3,115
Accounts payable	(5,235)	2,831	(5,235)
Accrued liabilities	(23,190)	(11,063)	(23,190)
Loan Payable			-
Net cash (used in) operating activities	(391,169)	(17,083)	(391,169)

Cash from financing activities:
Proceeds from shareholder's loan	-	22,500	-
Proceeds from issue of shares	440,950	-	440,950
Net cash from financing activities	440,950	22,500	440,950

Cash (used in) Investing Activites
Computer Equipment
Mineral Property	(5,334)		(5,334)
Net cash (used in) Investing Activities	(5,334)		(5,334)

Effect of exchange rate changes on cash	(180)	(846)	(180)

Increase in cash and cash equivalent	44,267	4,571	44,267

Cash, beginning of period	128,231	486	128,231
Cash, end of period	$172,498	$5,057	$172,498

Supplemental disclosures:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	Common stock to be issued	Accumulated (deficit)	(Deficit) Accumulated During Exploration Stage from March 31, 2010	Stockholders’ Equity (Deficit)
Beginning balance, September 19, 2006	-	$-	$-	$-	$-	$-	$-	$-
Shares issued pursuant to subscription November 15, 2006 at $0.0005	52,000,000	26,000	-	-	-	-	-	26,000
Shares issued pursuant to subscriptions November 27, 2006 at $0.001	25,500,000	25,500	-	-	-	-	-	25,500
Shares issued for acquisition of subsidiary at $0.05	2,000	107	-	-	-	-	-	107
Shares issued pursuant to subscriptions March 30, 2007 at $0.005	4,540,000	22,700	-	-	-	-	-	22,700
Non-cash use of premises contributed by a director	-	-	-	2,250	-	-	-	2,250
Net (loss) for the period	-	-	(857)	-	-	(31,138)	-	(31,995)

Balance March 31, 2007	82,042,000	$74,307	$(857)	$2,250	$-	$(31,138)	$-	$44,562
Non-cash use of premises contributed by a director	-	-	-	6,000	-	-	-	6,000
Net income (loss) for the year	-	-	5,152	-	-	(82,075)	-	(76,923)

Balance March 31, 2008	82,042,000	$74,307	$4,295	$8,250	$-	$(113,213)	$-	$(26,361)
Non-cash use of premises contributed by a director	-	-	-	6,000	-	-	-	6,000
Net income (loss) for the year	-	-	504	-	-	(60,062)	-	(59,558)

Balance March 31, 2009	82,042,000	$74,307	$4,799	$14,250	$-	$(173,275)	$-	$(79,919)
Non-cash use of premises contributed by a director	-	-	-	5,000	-	-	-	5,000
Forgiveness of shareholder's loan	-	-	-	27,500	-	-	-	27,500
Forgiveness of fees payable to a consultant	-	-	-	3,813	-	-	-	3,813
Legal fees paid by a shareholder	-	-	-	3,569	-	-	-	3,569
Shares issued pursuant to subscription March 9, 2010 at $0.40 per share	1,250,000	1,250	-	498,750	-	-	-	500,000
Excess of price paid to related party for oil & gas properties over related party's cost	-	-	-	(220,000)	-	-	-	(220,000)
Stock cancelled March 17, 2010	(18,002,000)	(10,267)	-	10,267	-	-	-	-
Imputed interest on shareholder's loan	-	-	-	2,318	-	-	-	2,318
Net (loss) for the year	-	-	(655)	-	-	(123,849)	-	(124,504)

Balance March 31, 2010	65,290,000	$65,290	$4,144	$345,467	$-	$(297,124)	$-	$117,777
Shares issued pursuant to agreement May 14, 2010 at $1.4879 per share	134,420	134	-	199,866	-	-	-	200,000
Shares to be issued as consideration for professional fees at $$0.819	-	-	-	-	40,950	-	-	40,950
Net (loss) for the period	-	-	(3)	-	-	-	(219,094)	(219,097)

Balance June 30, 2010	65,424,420	$65,424	$4,141	$545,333	$40,950	$(297,124)	$(219,094)	$139,630

Shares issued as consideration for professional fees July 19 at $0.819	50,000	$41	-	$40,909	(40,950)	-	-	-
Shares issued pursuant to agreement September 15, 2010 at $0.75 per share	266,667	$267	-	$199,733	-	-	-	$200,000
Shares to be issued as consideration for professional fees at $0.39 as at October 5	-	-	-	-	19,500	-	-	19,500
Net (loss) for the period	-	-	(177)	-	-	-	(146,008)	(146,185)

Balance September 30, 2010	65,741,087	$65,732	$3,964	$785,975	$19,500	$(297,124)	$(365,102	$212,945

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
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

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Expressed in US Dollars)
Unaudited- Prepared by Management

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at September 30, 2010 and 2009, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost.  Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. At September 30, 2010, the Company is no longer in the mineral exploration business.

Oil and Gas Properties and Exploration Expenses

Oil and gas property acquisition costs are capitalized and carried at cost. Exploration and development costs are accounted for on the successful-efforts method, whereby the costs related to successful projects are capitalized and all costs incurred as a result of unsuccessful projects are expensed when it is determined that the exploration efforts on that property are unsuccessful. At September 30, 2010, the Company has not incurred any exploration or development costs on its oil and gas properties.

Advertising Expenses

Advertising costs are expensed as incurred. The Company has not incurred any advertising costs in the six month periods ended September 30, 2010 and 2009.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at September 30, 2010.

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives as follows:

Computer equipment	3 years

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is equal to the basic loss per share for the six month period ended September 30, 2010 and 2009 because there are no common stock equivalents outstanding.

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable and accrued liabilities at September 30, 2010 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

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
September 30, 2010
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

The Company holds cash in bank accounts that are not insured against financial institution failure due to holding US currency in England. The Company held US currency of $172,497 in a bank account in England at September 30, 2010.

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

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Expressed in US Dollars)
Unaudited- Prepared by Management

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses in prior exploration and development stages since its inception amounting to $297,124 as of March 31, 2010 and losses in the exploration stage in the six months ended September 30, 2010 amounting to $365,102 and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of oil and gas properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances the Company will be successful in achieving these goals.

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

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Expressed in US Dollars)
Unaudited- Prepared by Management

3. FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2010	March 31, 2010

Computer equipment	$758	$758
Less: Accumulated depreciation	168	42

	$590	$716

4. OIL AND GAS PROPERTIES

Oil and gas properties consist of four leases issued by the United States Department of the Interior Bureau of Land Management,  #WYW158664 and #WYW158665 dated August 1, 2004, #WYW159734 and #159737 dated February 1, 2004. The leases cover 3,744.57 acres in the Jonah Prospect, South of the Jonah Field in the Greater Green River Basin, Wyoming. The leases are subject to a 12.5% royalty retained by the lessor and a 5% overriding royalty retained by the seller. The leases were acquired by the Company March 17, 2010 for $300,000 cash from a related party. The related party had paid $80,000 to acquire the leases. Accordingly, the Company has capitalized $80,000 as the cost of the leases and has reduced additional paid-in capital by the remaining $220,000. No exploration work has been conducted by the Company on the properties to September 30, 2010. The Company made a payment of $5,334 in respect of lease payments to the Bureau of Land Management on August 26, 2010.

Lease # WYW158664 covers property legally described as All Township 28N Range 110 West 6th Meridian Sublette County, Wyoming Section 6 – Lots 1-7; S2NE; SENW; E2SW; N2SE Section 7 Lots 1 – 4; E2W2 Section 17 N2 Section 19 Lots 3 & 4; E2SW Section 30 Lots 1 – 4; E2W2; SE. The annual rent on this property is $3,296 and was paid by the seller up to August 1, 2011.

Lease # WYW158665 covers property legally described as All Township 28N Range 110 West 6th Meridian Sublette County, Wyoming Section 28 SW Section 29 S2 Section 31 Lots 1 - 4; S2NE; E2W2; SE. The annual rent on this property is $2,038 and was paid by the seller up to August 1, 2011.

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

On August 23, 2010, $14,663 was advanced to SunCal Energy Inc to take the opportunity to reacquire an additional lease comprising 1,399 acres in the Jonah Prospects. The advance covered outstandings due to the Bureau of Land Management to register the lease due to be completed within November 2010. SunCal Energy Inc has undertaken to effect the assignment of this lease to Grid Petroleum Corp at no charge once re-instated. The reinstated lease will increase our holdings in the SE Jonah Prospect from 3,744.57 to 5,143.57 acres.

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Expressed in US Dollars)
Unaudited- Prepared by Management

5. DEMAND LOAN

Under a loan agreement dated March 26, 2008, the demand loan is repayable on demand of the borrower and bears interest beginning April 1, 2008 at the rate of 10% per annum compounded monthly at the end of the month. In the event the loan is placed with a lawyer for collection, a fee of 20% of the unpaid balance will apply. No interest has been paid to September 30, 2010. The carrying value of the demand loan includes the original principal of $50,000 plus $14,135 of interest payable as at September 30, 2010.

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

In connection with the appointment of the Company’s new CEO, the new CEO agreed to acquire 6,000,000 shares of the Company from the former CEO and has entered an escrow agreement with the former CEO and an escrow agent. Pursuant to the escrow agreement, the new CEO’s shares will be held by the escrow agent in the form of eight certificates each representing 750,000 shares and shall be released between April 30, 2010 and January 30, 2012 (twenty-one months from the first release date). At September 30, 2010, 1,500,000 shares have been released from escrow to the CEO under this agreement.

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

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Expressed in US Dollars)
Unaudited- Prepared by Management

Each unit shall consist of one share of the Company’s common stock and one share purchase warrant. The unit price will be the price equal to the higher of either: (a) $0.75; or (b) 90% of the volume weighted average of the closing price of common stock, for the five (5) banking days immediately preceding the date of the notice of advance. Each warrant shall entitle the investor to purchase one additional share of common stock at an exercise price equal to 150% of the unit price at which the unit containing the warrant being exercised was issued, for a period of two (2) years from the date such warrant is issued. On May 10, 2010 the Company issued a notice requesting an advance of $200,000. On May 14, 2010 the Company drew $200,000 and issued 134,420 units priced at $1.4879 per unit under this agreement. On September 15, 2010 the Company drew a further $200,000 and issues 266,667 units priced at 0.75 per unit under this agreement.

The Company has allotted 50,000 shares of common stock for issue on October 18, 2010, pursuant to agreements dated March 31, 2010 to issue 25,000 shares of restricted common stock at the end of each quarter to each of two advisors (see also Note 9). The Company has recognized the related professional fees expense in the quarter ended September 30, 2010 and has recorded the obligation as Common stock to be issued. The amount was calculated at $19,500 or $0.39 per share based on the September 30, 2010 closing price of the Company’s stock.

8. INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and UK income taxes (to the extent of its operations in the UK).  The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2010	2009
Loss for the six months ended September 30	$(365,102)	$(6,162)
Average statutory tax rate	35%	35%

Expected income tax provision	$(127,786)	$(2,157)
Unrecognized tax losses	127,786	2,157

Income tax expense	$--	$--

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Expressed in US Dollars)
Unaudited- Prepared by Management

Significant components of deferred income tax assets are as follows:

	2010	2009
Net operating losses carried forward	$233,800	$62,804
Valuation allowance	(233,800)	(62,804)

Net deferred income tax assets	$-	$-

The increase in the valuation allowance for the six months ended September 30, 2010 was $127,786 because there is no assurance the Company will be able to utilize the losses carried forward.

The Company has net operating losses carried forward of approximately $668,000 for tax purposes which will expire in 2027 through 2030 if not utilized.

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

Effective March 31, 2010, the Company is committed to payments of 100,000 shares per year to each of two advisors, payable in quarterly payments of 25,000 shares at the end of each quarter, the second payment coming due September 30, 2010. The advisors will also be paid $1,000 per day for attending meetings of the Company’s board of advisors and $1,000 per day for services to be provided as needed. Each of the agreements with the advisors may be terminated by either party without notice. See also note 7.

10. SUBSEQUENT EVENTS

On October 18, 2010 the Company issued 50,000 shares of restricted common stock pursuant to agreements to issue 25,000 shares at the end of each quarter to each of two advisors (see also notes 7 and 9).

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

On August 23, 2010, we advanced $14,663 to SunCal Energy Inc to take the opportunity to reacquire a lease comprising 1,399 acres in the Jonah Prospects. The advance covered outstanding fees due to the Bureau of Land Management to register the lease due to be completed within November 2010. SunCal Energy Inc has undertaken to effect the assignment of this lease to Grid Petroleum Corp at no charge once re-instated.  The reinstated lease will increase our holdings in the SE Jonah Prospect from 3,744.57 to 5,143.57 acres.

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

Results of Operations for the three and six months ended September 30, 2010 and 2009 and for the Period from the commencement of the exploration stage on March 31, 2010 to September 30, 2010

We entered the exploration stage upon inception. We exited the exploration stage and entered the development stage on March 31, 2009. We exited the development stage and entered a new exploration stage on March 31, 2010.

We have not earned any revenues either during the first exploration stage or the development stage through the period ending March 31, 2010, or the exploration stage for the six months ended September 30, 2010.  We will not be able to earn revenue unless we are able to locate oil and gas potential on our leases and exploit any reserves we may find.  There is no assurance that we will be able to accomplish our business plan to produce oil and gas from our leases.

We incurred operating expenses in the amount of $146,008 for the three months ended September 30, 2010 and $9,274 for the three months ended September 30, 2009. The increase was primarily due to increases in investor relations, promotion and entertainment expense, professional fees expense, salaries and benefits expense and other administrative expense.  Investor relations, promotion and entertainment expense increased from $205 in 2009 to $12,795 in 2010 primarily due to purchases of a commercial advertising report and research analyst coverage to gain investment market exposure beginning in March 2010 and due to costs of issuing announcements of all the changes that occurred. Professional fees have increased from $4,413 in 2009 to $67,844 in 2010 due to increased legal, accounting and audit fees associated with increases in our business activity and fees for services provided by the two new technical advisors we retained beginning April 1, 2010. Professional fees expense includes $19,500 recognized as at September 30, 2010 representing the value of 50,000 shares issued October 18, 2010 to the two advisors as remuneration for the three months ended September 30, 2010 in accordance with the agreements under which they provide their services.  Salaries and benefits expense increased from $4,656 in 2009 to $31,606 in 2010 due to payment for services provided by the new CEO. Other administrative expense increased from $0 in 2009 to $32,118 in 2010 due primarily to costs of setting up the new office in London, rent of the London office, design of a website, and travel expenses of the CEO.

We incurred operating expenses in the amount of $365,102 for the six months ended September 30, 2010 and $15,436 for the six months ended September 30, 2009. The increase was primarily due to increases in investor relations, promotion and entertainment expense, professional fees expense, salaries and benefits expense and other administrative expense.  Investor relations, promotion and entertainment expense increased from $777 in 2009 to $81,099 in 2010 primarily due to purchases of a commercial advertising report and research analyst coverage to gain investment market exposure beginning in March 2010 and due to costs of issuing announcements of all the changes that occurred. Professional fees have increased from $4,894 in 2009 to $172,765 in 2010 due to increased legal, accounting and audit fees associated with increases in our business activity and fees for services provided by the two new technical advisors we retained beginning April 1, 2010. Professional fees expense includes $40,950 recognized as at June 30, 2010 representing the value of 50,000 shares issued July 20, 2010 to the two advisors as remuneration for the three months ended June 30, 2010 in accordance with the agreements under which they provide their services, and  $19,500 was recognized as at September 30, 2010 representing the value of 50,000 shares issued October 18, 2010 to the two advisors as remuneration for the six months ended September 30, 2010 in accordance with the agreements under which they provide their services.  Salaries and benefits expense increased from $0 in 2009 to $63,016 in 2010 due to payment for services provided by the new CEO. Other administrative expense increased from $9,765 in 2009 to $44,975 in 2010 due primarily to costs of setting up the new office in London, rent of the London office, design of a website, and travel expenses of the CEO.

We incurred a net loss in the amount of $146,008 for the three months ended September 30, 2010, during which time we were in the exploration stage and $9,274 for the three months ended September 30, 2009, during which time we were in the development stage.

We incurred a net loss in the amount of $365,102 for the six months ended September 30, 2010, during which time we were in the exploration stage and $15,436 for the six months ended September 30, 2009, during which time we were in the development stage.

We incurred a net loss in the amount of $365,102 for the period from commencement of the exploration stage on March 31, 2010 to September 30, 2010.

Liquidity and Capital Resources

We had cash of $172,497 as of September 30, 2010 and total current assets in the amount of $199,254. We had current liabilities of $72,233 as of September 30, 2010. We had working capital of $127,021 as of September 30, 2010. We used net cash of $396,503 in operating activities for the six months ended September 30, 2010. During the three months ended September 30, 2010, we received $200,000 in cash from a private placement of 266,667 shares at $0.75 per share pursuant to a financing agreement entered into April 23, 2010 (as further described below).  The result was an increase in cash for the six months ended September 30, 2010 of $44,267. We anticipate our cash requirements to increase over the course of this year as we will be more active and will incur costs for management and exploration of our oil and gas properties.

We anticipate that we will be dependent, for the immediate future, upon additional investment capital to fund operating expenses. We estimate that we will require additional financing to operate and carry out planned exploration activities over the next twelve months. To this end, on April 23, 2010, we entered into an agreement with one investor whereby the investor committed to purchase up to $5,000,000 of units, consisting of shares of our common stock and share purchase warrants, until April 22, 2013. We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Agreement. Each advance shall be in an aggregate amount of not more than $1,000,000 and in integral multiples of $100,000. We will use the advances to fund operating expenses, acquisitions, working capital and general corporate activities. The investor also has an option to subscribe up to a further $2,500,000. Each unit shall consist of one share of our common stock and one share purchase warrant. The unit price will be the price equal to the higher of either: (a) $0.75; or (b) 90% of the volume weighted average of the closing price of common stock, for the five (5) banking days immediately preceding the date of the notice of advance. Each warrant shall entitle the investor to purchase one additional share of common stock at an exercise price equal to 150% of the unit price at which the unit containing the warrant being exercised was issued, for a period of two (2) years from the date such warrant is issued. For the three months ended September 30, 2010, we drew $200,000 under this Agreement. There is no assurance that we will be able to achieve profitable operations before spending this capital or obtain further funds required for our continued working capital requirements.

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

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

Going Concern

These consolidated financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses in prior exploration and development stages since its inception amounting to $297,124 as of March 31, 2010 and losses in the exploration stage in the six months ended September 30, 2010 amounting to $365,10270,436 and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of oil and gas properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances the Company will be successful in achieving these goals.

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

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Paul Watts.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2010, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On September 16, 2010, we drew $200,000 from this facility to fund operating expenses.  In exchange, we issued the Investor 266,667 shares of our common stock and a two year warrant to purchase 266,667 shares of our common stock at an exercise price of $1.125 per share.

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

Grid Petroleum Corp.

Date:	November 22, 2010

By: /s/ Paul Watts Paul Watts Title: Chief Executive Officer and Director