Form 10-Q
period 2010-12-31
Grid Petroleum Corp.
filed 2011-02-01
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-53276

Grid Petroleum Corp.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

999 18th Street, Suite 3000, Denver, Colorado 80202
(Address of principal executive offices)

(303) 952-7658
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  65,941,087 as of  January 11, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of December 31, 2010 and March 31, 2010;
F-2
Consolidated Statements of Operations for the three and nine month periods ended December 31, 2010 and 2009 and for the Period from the commencement of the exploration stage on March 31, 2010 to December 31, 2010;

F-3
Consolidated Statements of Cash Flows for the nine month periods ended December 31, 2010 and 2009 and for the Period from the commencement of the exploration stage on March 31, 2010 to December 31, 2010;

F-4	Consolidated Statement of Stockholders’ Equity (Deficit) as of December 31, 2010; and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

GRID PETROLEUM CORP
 (An Exporation Stage Company)
BALANCE SHEETS
(Expressed in US Dollars)
(Unaudited)

ASSETS	December 31, 2010	March 31, 2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$18,605	$128,231
Prepaid expenses	26,602	6,373
Total current assets	45,207	134,604

FIXED ASSETS (Note 3)	$526	$716
OIL AND GAS PROPERTIES (Note 4)	85,334	80,000
Total Assets	$131,068	$215,320

LIABILITIES & STOCHOLDERS' EQUITY

CURRENT LIABILITIES
Demand Loan (Note 5)	$64,135	$61,020
Accounts payable including related party Payable of $nil (2009-$315)	140	5,375
Accrued Liabilities	7,958	$31,148
Total current liabilities	72,233	97,543
Total Liabilities	72,233	97,543

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 6, 7, 8, 9 and 10)

STOCKHOLDERS' EQUITY
Common Stock (Note 7)
Authorized 1,500,000,000 shares at par value of $0.0001
Issued and outstanding 65,741,078 (March 31, 2010-65,290,000)	$65,782	$65,290
Additional paid in capital	805,475	345,467
Common stock to be issued (Note 7)
Accumulated (deficit)	(297,123)	(297,124)
Accumulated (deficit) during exploration stage	(518,779)
Accumulated other comprehensive income (loss)	3,480	4,144

Total Stockholders' Equity	58,835

Total Liabilities and Stockholders' Equity	$131,068	$215,320

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP
 (An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Expressed in US Dollars)
(Unaudited)

	Three months ended December 31		Nine months ended December 31		Cumulative from commencement of exploration stage on March 31,
	2010	2009	2010	2009	2010

EXPENSES
Interest		-	3,120	$1,471	$3,120
Investor relations, promotion and entertainment	6,200	694	87,299		87,299
Depreciation	63	-	190	-	190
Professional fees	49,628	3,566	223,788	8,460	223,788
Salaries and benefits	82,294	4,853	145,311	-	145,311
Other administrative expenses	15,531	-	59,071	14,618	59,071
Total expenses	153,716	9,5113	518,779	24,549	518,779
Other Income Gain on forgiveness of debt (note 9)		3,568
Net (loss) for the period	(153,716)	(8,130)	(518,779)	$(24,549)	$(518,779)

Other comprehensive income (loss)
Foreign currency translation	(444)	(802)	(662)	(771)	(662)

Comprehensive (loss)	(154,160)	(8,932)	(519,440)	$(21,752)	$(519,440)

Net loss per common share - basic and fully diluted:
Net (loss) for the period	nil	nil	nil	$nil	$nil

Weighted average number of common stock outstanding	65,741,087	82,042,000	65,741,087	82,042,000	65,741,087

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP
 (An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in US Dollars)
(Unaudited)

	Nine Months Ended December 31,	Cumulative from commencement of exploration stage on March 31,
	2010	2009		2010

CASH
Net Income (loss) for the period	$(518,779)		$(5,545)		$(518,779)
Adjustments to reconcile net lost to net				$
Donated services			$1,500

Depreciation of fixed assets	$190				190
Write-downs of mineral properties
Gain of forgiveness of debt			$(3,568)
Imputed interest on loan from shareholder			$863
Professional fees paid in shares	$19,500				19,500
Net change in operating assets and liabilities:
Prepared expenses	$(20,229)				(20,229)
Interest paid on demand loan			$1,475
Accounts payable	$(5,235)		(5,186)		(5,235)
Accrued liabilities	$(23,190)		3,600		(23,190)
Demand Loan Payable	$3,115				3,115
Net cash (used in) operating activities	$(544,628)		(6,861)		(544,628)

Cash from Financing Activities:
Common stock issued for cash	$400,000	$			400,000
Proceeds from shareholder's loan			5,000
Common Stock issue for services	40,950				40,950
Net cash from financing activities	$440,950		5,000		440,950

Cash (used in) Investing activities
Computer equipment
Mineral Property	$(5,334)				(5,334)
Net cash (used in) Investing activities	$(5,334)				(5,334)

Effect of exchange rate changes in cash	$(662)		75		(662)
Other comprehensive loss	$48				48

Increase in cash and cash equivalent	$(109,626)		(1,786)		(109,626)

The Beginning of the Period	$128,231		5,057		128,231
Cash at the End of the Period	$18,605		3,271		18,605

Schedule of Non-Cash Investing and Financing Activities
None

Supplemental Disclosure
Cash paid for:
Interest	$-		-		-
Income Taxes	$-		-		-

The accompanying notes are an integral part of these financial statements.

GRID PETROLEUM CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (deficit)
(Expressed in US Dollars)
(Unaudited)

	Common Stock	Amount		Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	Common stock to be issued		Accumulated (deficit)	(Deficit) Accumulated During Exploration Stage from March 31, 2010	Stockholders’ Equity (Deficit)
Beginning balance, September 19, 2006	-		$-	$-	$-		$-	$-	$-	$-
Shares issued pursuant to subscription November 15, 2006 at $0.0005	52,000,000		26,000	-	-		-	-	-	26,000
Shares issued pursuant to subscriptions November 27, 2006 at $0.001	25,500,000		25,500	-	-		-	-	-	25,500
Shares issued for acquisition of subsidiary at $0.05	2,000		107	-	-		-	-	-	107
Shares issued pursuant to subscriptions March 30, 2007 at $0.005	4,540,000		22,700	-	-		-	-	-	22,700
Non-cash use of premises contributed by a director	-		-	-	2,250		-	-	-	2,250
Net (loss) for the period	-		-	(857)	-		-	(31,138)	-	(31,995)

Balance March 31, 2007	82,042,000		$74,307	$(857)	$2,250		$-	$(31,138)	$-	$44,562
Non-cash use of premises contributed by a director	-		-	-	6,000		-	-	-	6,000
Net income (loss) for the year	-		-	5,152	-		-	(82,075)	-	(76,923)

Balance March 31, 2008	82,042,000		$74,307	$4,295	$8,250		$-	$(113,213)	$-	$(26,361)
Non-cash use of premises contributed by a director	-		-	-	6,000		-	-	-	6,000
Net income (loss) for the year	-		-	504	-		-	(60,062)	-	(59,558)

Balance March 31, 2009	82,042,000		$74,307	$4,799	$14,250		$-	$(173,275)	$-	$(79,919)
Non-cash use of premises contributed by a director	-		-	-	5,000		-	-	-	5,000
Forgiveness of shareholder's loan	-		-	-	27,500		-	-	-	27,500
Forgiveness of fees payable to a consultant	-		-	-	3,813		-	-	-	3,813
Legal fees paid by a shareholder	-		-	-	3,569		-	-	-	3,569
Shares issued pursuant to subscription March 9, 2010 at $0.40 per share	1,250,000		1,250	-	498,750		-	-	-	500,000
Excess of price paid to related party for oil & gas properties over related party's cost	-		-	-	(220,000)		-	-	-	(220,000)
Stock cancelled March 17, 2010	(18,002,000)		(10,267)	-	10,267		-	-	-	-
Imputed interest on shareholder's loan	-		-	-	2,318		-	-	-	2,318
Net (loss) for the year	-		-	(655)	-		-	(123,849)	-	(124,504)

Balance March 31, 2010	65,290,000		$65,290	$4,144	$345,467		$-	$(297,124)	$-	$117,777
Shares issued pursuant to agreement May 14, 2010 at $1.4879 per share	134,420		134	-	199,866		-	-	-	200,000
Shares to be issued as consideration for professional fees at $$0.819	-		-	-	-		40,950	-	-	40,950
Net (loss) for the period	-		-	(3)	-		-	-	(219,094)	(219,097)

Balance June 30, 2010	65,424,420		$65,424	$4,141	$545,333		$40,950	$(297,124)	$(219,094)	$139,630

Shares issued as consideration for professional fees July 19 at $0.819	50,000		$41	-	$40,909		(40,950)	-	-	-

Shares issued pursuant to agreement September 15, 2010 at $0.75 per share	266,667		$267	-	$199,733		-	-	-	$200,000
Shares to be issued as consideration for professional fees at $0.39 as at October 5	-		-	-	-		19,500	-	-	19,500
Net (loss) for the period	-		-	(177)	-		-	-	(146,008)	(146,185)

Balance September 30, 2010	65,741,087		$65,732	$3,964	$785,975		$19,500	$(297,124)	$(365,102	$212,945

Shares issued as consideration for professional fees October 18 at $0.39	50,000	$		$-	$19,500		(19,500)	$-	$-	$-

Net (loss) for the period	-		-	178	-		-	-	(154,338)	(154,110)

Balance December 31, 2010	65,741,087		$65,782	$3,480	$805,475	$		$(297,123)	$(518,779)	$58,835

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in US Dollars)
(Unaudited)

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

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in US Dollars)
(Unaudited)

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at December 31, 2010 and 2009, the Company did not have any cash equivalents.

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

Oil and Gas Properties and Exploration Expenses

Oil and gas property acquisition costs are capitalized and carried at cost. Exploration and development costs are accounted for on the successful-efforts method, whereby the costs related to successful projects are capitalized and all costs incurred as a result of unsuccessful projects are expensed when it is determined that the exploration efforts on that property are unsuccessful. At December 31,  2010, the Company has not incurred any exploration or development costs on its oil and gas properties.

Advertising Expenses

Advertising costs are expensed as incurred. The Company has not incurred any advertising costs in the nine month periods ended December 31, 2010 and 2009.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at December 31, 2010.

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives as follows:

Computer equipment	3 years

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in US Dollars)
(Unaudited)

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

Loss Per Share

Basic earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is equal to the basic loss per share for the nine month period ended December 31, 2010 and 2009 because there are no common stock equivalents outstanding.

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable and accrued liabilities at December 31, 2010  reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

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
December 31, 2010
(Expressed in US Dollars)
(Unaudited)

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

The Company holds cash in bank accounts that are not insured against financial institution failure due to holding US currency in England. The Company held US currency of $18,605.04 in a bank account in England at December 31, 2010.

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
December 31, 2010
(Expressed in US Dollars)
(Unaudited)

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses in prior exploration and development stages since its inception amounting to $297,124 as of March 31, 2010 and losses in the exploration stage in the nine months ended December 31, 2010 amounting to $518,779 and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of oil and gas properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances the Company will be successful in achieving these goals.

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

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in US Dollars)
(Unaudited)

3. FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2010	March 31, 2010

Computer equipment	$758	$758
Less: Accumulated depreciation	232	42

	$526	$716

4. OIL AND GAS PROPERTIES

Oil and gas properties consist of four leases issued by the United States Department of the Interior Bureau of Land Management,  #WYW158664 and #WYW158665 dated August 1, 2004, #WYW159734 and #159737 dated February 1, 2004. The leases cover 3,744.57 acres in the Jonah Prospect, South of the Jonah Field in the Greater Green River Basin, Wyoming. The leases are subject to a 12.5% royalty retained by the lessor and a 5% overriding royalty retained by the seller. The leases were acquired by the Company March 17, 2010 for $300,000 cash from a related party. The related party had paid $80,000 to acquire the leases. Accordingly, the Company has capitalized $80,000 as the cost of the leases and has reduced additional paid-in capital by the remaining $220,000. No exploration work has been conducted by the Company on the properties to December 31, 2010. The Company made a payment of $5,334 in respect of lease payments to the Bureau of Land Management on August 26, 2010.

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

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in US Dollars)
(Unaudited)

5. DEMAND LOAN

Under a loan agreement dated March 26, 2008, the demand loan is repayable on demand of the borrower and bears interest beginning April 1, 2008 at the rate of 10% per annum compounded monthly at the end of the month. In the event the loan is placed with a lawyer for collection, a fee of 20% of the unpaid balance will apply. No interest has been paid to December 31, 2010. The carrying value of the demand loan includes the original principal of $50,000 plus $14,135 of interest payable as at December 31, 2010.

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

On December 3, 2010, in connection with Mr. Watt’s departure from the Company, the Company entered into a Separation Agreement regarding the terms and conditions of his departure from the Company (the “Agreement”).  Pursuant to the provisions of the Agreement, the Company agreed to provide Mr. Watts a lump sum severance payment of $60,000 and certain computer equipment in exchange for his general release of any claims he may have against the Company.  Additionally, the Agreement specifies that Mr. Watts is entitled to receive immediately the remainder of his 6,000,000 shares of the Company’s common stock, which had been held in escrow and distributed to him in installments.

7. COMMON STOCK

On March 9, 2010 the Company issued 1,250,000 shares pursuant to a subscription at a price of $0.40 per share for total proceeds of $500,000.

In connection with the appointment of the Company’s new CEO, the new CEO agreed to acquire 6,000,000 shares of the Company from the former CEO and has entered an escrow agreement with the former CEO and an escrow agent. Pursuant to the escrow agreement, the new CEO’s shares will be held by the escrow agent in the form of eight certificates each representing 750,000 shares and shall be released between April 30, 2010 and January 30, 2012 (twenty-one months from the first release date). At December 31, 2010, 7,500,000 shares have been released from escrow to the CEO under this agreement.

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
December 31, 2010
(Expressed in US Dollars)
(Unaudited)

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

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2010	2009
Loss for the nine months ended December 31	$(518,779%	$(173,275)
Average statutory tax rate	35%	35%

Expected income tax provision	$(181,649)	$(60,646)
Unrecognized tax losses	160,804	60,646

Income tax expense	$--	$--

GRID PETROLEUM CORP.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in US Dollars)
(Unaudited)

Significant components of deferred income tax assets are as follows:

	2010	2009
Net operating losses carried forward	$264,000	$62,804
Valuation allowance	(264,000)	(62,804)

Net deferred income tax assets	$-	$-

The increase in the valuation allowance for the nine months ended December 31, 2010 was $128,345 because there is no assurance the Company will be able to utilize the losses carried forward.

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

Effective January 20, 2011, the Company entered into a Shared Exchange Agreement with Joaquin Basin Resources Inc., a Nevada corporation and designated therein as the “Seller”, and its stockholders designated therein as the “Selling Shareholders” (the “Agreement”).  Pursuant to the provisions of the Agreement, the Company agreed to issue to the Selling Shareholders (i) 62,000,000 shares of our common stock and (ii) 2,076,324 shares of our convertible preferred stock, in exchange for the transfer and delivery to the Company by the Selling Shareholders of the 62,000,000 shares of common issued by the Seller, which are all of the issued and outstanding securities of the Seller.  As result of the transaction contemplated by the Agreement, the Seller will become a wholly owned subsidiary of the Company. None of the parties to the Agreement is a “related person”.

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

Results of Operations for the three and nine months ended December 31, 2010 and 2009 and for the Period from the commencement of the exploration stage on March 31, 2010 to December 31, 2010

We entered the exploration stage upon inception. We exited the exploration stage and entered the development stage on March 31, 2009. We exited the development stage and entered a new exploration stage on March 31, 2010.

We have not earned any revenues either during the first exploration stage or the development stage through the period ending March 31, 2010, or the exploration stage for the nine months ended December 31, 2010.  We will not be able to earn revenue unless we are able to locate oil and gas potential on our leases and exploit any reserves we may find.  There is no assurance that we will be able to accomplish our business plan to produce oil and gas from our leases.

We incurred operating expenses in the amount of $459,440 for the nine months ended December 31, 2010 and $24,549 for the nine months ended December 31, 2009. The increase was primarily due to increases in investor relations, promotion and entertainment expense, professional fees expense, salaries and benefits expense and other administrative expense.  Investor relations, promotion and entertainment expense increased from $777 in 2009 to $81,099 in 2010 primarily due to purchases of a commercial advertising report and research analyst coverage to gain investment market exposure beginning in March 2010 and due to costs of issuing announcements of all the changes that occurred. Professional fees have increased from $4,894 in 2009 to $172,765 in 2010 due to increased legal, accounting and audit fees associated with increases in our business activity and fees for services provided by the two new technical advisors we retained beginning April 1, 2010. Professional fees expense includes $40,950 recognized as at December 31, 2010 representing the value of 50,000 shares issued October 18, 2010 to the two advisors as remuneration for the three months ended December 31, 2010 in accordance with the agreements under which they provide their services.  Salaries and benefits expense increased from $0  in 2009 to $63,016 in 2010 due to payment for services provided by the new CEO. Other administrative expense increased from $9,765 in 2009 to $44,975in 2010 due primarily to costs of setting up the new office in London, rent of the London office, design of a website, and travel expenses of the CEO.

We incurred a net loss in the amount of $94,160 for the three months ended December 31, 2010, during which time we were in the exploration stage and $5,545 for the three months ended December 31, 2009, during which time we were in the development stage.

We incurred a net loss in the amount of $366,701 for the nine months ended December 31, 2010, during which time we were in the exploration stage and $20,981 for the nine months ended December 31, 2009, during which time we were in the development stage.

We incurred a net loss in the amount of $366,701 for the period from commencement of the exploration stage on March 31, 2010 to December 31, 2010.

Liquidity and Capital Resources

We had cash of $18,605 as of December 31, 2010 and total current assets in the amount of $45,207. We had current liabilities of $72,233 as of December 31, 2010. We had working capital of $(27,025) as of December 31, 2010. We used net cash of $93,942 in operating activities for the nine months ended December 31, 2010. During the three months ended December 31, 2010, we received $200,000 in cash from a private placement of 266,667 shares at $0.75 per share pursuant to a financing agreement entered into April 23, 2010 (as further described below).  The result was an increase in cash for the nine months ended December 31, 2010 of $44,267. We anticipate our cash requirements to increase over the course of this year as we will be more active and will incur costs for management and exploration of our oil and gas properties.

We anticipate that we will be dependent, for the immediate future, upon additional investment capital to fund operating expenses. We estimate that we will require additional financing to operate and carry out planned exploration activities over the next twelve months. To this end, on April 23, 2010, we entered into an agreement with one investor whereby the investor committed to purchase up to $5,000,000 of units, consisting of shares of our common stock and share purchase warrants, until April 22, 2013. We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Agreement. Each advance shall be in an aggregate amount of not more than $1,000,000 and in integral multiples of $100,000. We will use the advances to fund operating expenses, acquisitions, working capital and general corporate activities. The investor also has an option to subscribe up to a further $2,500,000. Each unit shall consist of one share of our common stock and one share purchase warrant. The unit price will be the price equal to the higher of either: (a) $0.75; or (b) 90% of the volume weighted average of the closing price of common stock, for the five (5) banking days immediately preceding the date of the notice of advance. Each warrant shall entitle the investor to purchase one additional share of common stock at an exercise price equal to 150% of the unit price at which the unit containing the warrant being exercised was issued, for a period of two (2) years from the date such warrant is issued. For the three months ended December 31, 2010, we drew $200,000 under this Agreement. There is no assurance that we will be able to achieve profitable operations before spending this capital or obtain further funds required for our continued working capital requirements.

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

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Going Concern

These consolidated financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses in prior exploration and development stages since its inception amounting to $297,124 as of March 31, 2010 and losses in the exploration stage in the nine months ended December 31, 2010 amounting to $459,440and has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of oil and gas properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances the Company will be successful in achieving these goals.

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

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, James Powell.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2010, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Grid Petroleum Corp.

Date:	February 1, 2011

By: /s/ James Powell James Powell Title: Chief Executive Officer and Director