Form 10-K
period 2011-03-31
Grid Petroleum Corp.
filed 2011-06-24
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number: 000-53276

Grid Petroleum Corp.
(Exact name of registrant as specified in its charter)
Nevada	30-0690324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
999 18th Street, Suite 3000, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 303-952-7658
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $11,715,600

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  135,241,087 shares as of June 1, 2011

PART IV
Item 15.	Exhibits, Financial Statement Schedules	25

 PART I
Item 1.   Business

Our Business

We are focused on the development, exploration and production of oil and gas in North America. Our primary focus is on oil and gas properties with proven undeveloped reserves that are economically attractive but are underserved by major independent oil and gas companies.

SE Jonah Prospect

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

We refer to our four leases in this region as the SE Jonah Prospect. These four leases were issued by the United States Department of the Interior Bureau of Land Management: #WYW158664 and #WYW158665 dated August 1, 2004, #WYW159734; and #159737 dated February 1, 2004. The leases cover 3,744.57 acres in the Jonah Prospect, South of the Jonah Field in the Greater Green River Basin, Wyoming. The leases are subject to a 12.5% royalty retained by the lessor and a 5% overriding royalty retained by the seller. We acquired the leases on March 17, 2010 for $300,000 cash from a related party.  We have conducted no exploration work on the properties.

On August 23, 2010, we advanced $14,663 to SunCal Energy Inc to take the opportunity to reacquire a lease comprising 1,399 acres in the SE Jonah Prospects. The advance covered outstanding fees due to the Bureau of Land Management to register the lease. SunCal Energy Inc has undertaken to effect the assignment of this lease to Grid Petroleum Corp at no charge once reinstated.  The reinstated lease will increase our holdings in the SE Jonah Prospect from 3,744.57 to 5,143.57 acres.  The SE Jonah Prospect is located six miles southeast of the Jonah Field. The breakdown of the acreage and royalties that are owed to various parties is set forth in the table below.

Title Document	Lands	Encumbrances	Seller's Interest
United States Department of the Interior Bureau of Land Management Oil and Gas Lease #WYW158664 dated August 1, 2004 and issued to Desert Mining, Inc.	All Township 28N Range 110 West Section 6 – Lots 1-7; S2NE; SENW; E2SW; N2SE Section 7 Lots 1 – 4; E2W2 Section 17 N2 Section 19 Lots 3 & 4; E2SW Section 30 Lots 1 – 4; E2W2; SE	Lessor Royalty Overriding royalty retained by Seller	12.5% 5.0%
United States Department of the Interior Bureau of Land Management Oil and Gas Lease #WYW158665 dated August 1, 2004 and issued to Desert Mining, Inc.	All Township 28N Range 110 West Section 28 SW Section 29 S2 Section 31 Lots 1 - 4; S2NE; E2W2; SE	Lessor Royalty Overriding royalty retained by Seller	12.5% 5.0%
United States Department of the Interior Bureau of Land Management Oil and Gas Lease #WYW159734 dated February 1, 2004 and issued to Desert Mining, Inc.	All Township 27N Range 107 West Section5Lotsl-4; S2N2; 52	Lessor Royalty Overriding royalty retained by Seller	12.5% 5.0%
United States Department of the Interior Bureau of Land Management Oil and Gas Lease #WYW159737 dated February 1,2004 and issued to Desert Mining Inc.	All Township 27N Range 107 West Section 8 N2; N2SE; SESE	Lessor Royalty Overriding royalty retained by Seller	12.5% 5.0%

Schlumberger Data and Consulting Services, a leading oilfield services provider, has prepared a technical report on the SE Jonah Prospect, for analysis and development appraisal of the property. (The SE Jonah Prospect includes a portion of land in the southwestern area of the Prospect that covers roughly 1,300 acres that is not evaluated in the Schlumberger report). The report and all relevant data and maps are attached to this Annual Report as Exhibit 99.1. The report concludes that further study is needed to proceed with any drilling operations.

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

Joaquin Basin Resources, Inc.

Effective January 20, 2011, we entered into a Shared Exchange Agreement with Joaquin Basin Resources Inc., a Nevada corporation, and its stockholders (the “Agreement”).  Pursuant to the provisions of the Agreement, we agreed to issue to Joaquin Basin shareholders (i) 62,000,000 shares of our common stock and (ii) 2,076,324 shares of our convertible preferred stock, in exchange for the transfer and delivery to us of their 62,000,000 shares of common stock in Joaquin Basin, which represents all of the issued and outstanding shares in Joaquin Basin.  As result of the transaction, Joaquin Basin became our wholly owned subsidiary.

On March 1, 2011, Joaquin Basin entered into an Operating Agreement with Solimar Energy, LLC (“Solimar”) to explore and develop 4,000 leased acres covering extensions of the Coalinga California oil and gas field in California. The acreage is labeled as the Kreyenhagen Trend acreage is on the nose of a Coalinga anticline.

Under the Operating Agreement, we have a 50% working interest (39% net revenue interest) in the lease and will share in the expenses in developing the property and the production achieved according to our interest subject to payments of royalties.

As the operator, Solimar plans to drill out 4 wells to evaluate and test as warranted sandstone reservoir targets down to planned total depths of 12,000 feet.  The primary target of the wells will be the Temblor Sandstone Formation. The PMean , average, calculated for this particular project is 16 MMB OOIP.

Field Extension Project Highlights

The Kreyenhagen Trend acreage is next to a field, which already has produced over 500 million barrels of oil. The field is promoted by a water drive and can be up-dip of former production. We believe that the Kreyenhagen Trend acreage containing the Temblor Sand, Allison Sand, Kreyenhagen sand, and Monterey Shale zone within the acreage has a potential of roughly 88 million to 114 million barrels of oil in place.

The offset field has produced over 500 million barrels of oil during the last 22 years. Management anticipates that the Company should have significant interest in fields where engineering reserve studies calculate significant potential, undeveloped remaining reserves.

Initially, we intend to engage a geological consulting company to conduct a study on the geological “close-ology.” The intention of this study will be to compare the geology and topographical and existing well log and data information within the Kreyenhagen Trend to the acreage next to it. Within six months we plan to drill a core hole to approximately 12,000 feet in depth. This coring will provide accurate data and information regarding the existing zones within the Kreyenhagen Trend.

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

Item 2.   Properties

Our principal executive offices are located at 999 18th Street, Suite 3000, Denver, CO 80202. We are committed to payments of $199 per month for shared office space and office services in Denver, Colorado until February 28, 2011.  A description of our oil and gas properties is set forth above in this Annual Report under the heading “Business.”

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

Fiscal Year Ending March 31, 2011
Quarter Ended	High $	Low $
March 31, 2011	0.14	0.01
December 31, 2010	0.3855	0
September 30, 2010	0.88	0.0001
June 30, 2010	1.675	0.0011

Fiscal Year Ending March 31, 2010
Quarter Ended	High $	Low $
March 31, 2010	0.95	.0012
December 31, 2009	0.65	0
September 30, 2009	0.0075	0.003
June 30, 2009	0.168	0.0051

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

Holders of Our Common Stock

We are authorized to issue 1,480,000,000 shares of common stock with a par value of $0.001 per share. As at June 1, 2011 we had 135,241,087 shares of common stock outstanding. Our shares are held by approximately twenty (20) stockholders of record, not include those that hold their shares in street name. We are authorized to issue ten million Preferred Series A par value $0.001 per share and ten million Preferred Series B par value $0.001 per share.

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

Recent Sales of Unregistered Securities

On February 1, 2011, we issued 1,300,000 shares of our common stock at a conversion price of $.049 per share to Syndication Capital L.L.C. to satisfy certain indebtedness in the amount of $64,135.00 we owed to Syndication Capital L.L.C.

Effective January 20, 2011, we entered into a Shared Exchange Agreement with Joaquin Basin Resources Inc., a Nevada corporation, and its stockholders (the “Agreement”).  Pursuant to the provisions of the Agreement, we agreed to issue to Joaquin Basin shareholders (i) 62,000,000 shares of our common stock and (ii) 2,076,324 shares of our convertible preferred stock, in exchange for the transfer and delivery to us of their 62,000,000 shares of common stock in Joaquin Basin, which represents all of the issued and outstanding shares in Joaquin Basin.

On January 3, 2011, 6,000,000 shares of restricted common stock were issued for services.

On July 20, 2010, October 18, 2010, and November 15, 2010 we issued shares totaling 250,000 shares of our common stock to advisors for services to the Company.

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

On November 15, 2010, 150,000 shares were issued for consulting.

On October 18, 2010, 50,000 shares were issued for consulting.

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

Results of Operations for the Years Ended March 31, 2011 and 2010 and

We entered the exploration stage upon inception. We exited the exploration stage and entered the development stage on March 31, 2009. We exited the development stage and entered a new exploration stage on March 31, 2010.  We purchased the Joaquin Basin Resources Inc in year ending March 31, 2011.

We have not earned any revenues either during the first exploration stage or the development stage through the period ending March 31, 2010, or the exploration stage for the year ended March 31, 2011.  We will not be able to earn revenue unless we are able to locate oil and gas potential on our leases and exploit any reserves we may find.  There is no assurance that we will be able to accomplish our business plan to produce oil and gas from our leases.

We incurred operating expenses in the amount of $834,271 for the year ended March 31, 2011 and $123,849 for the year ended March 31, 2010. The increase was primarily due to increases in investor relations, promotion and entertainment expense, professional fees expense, salaries and benefits expense, consulting fees and other administrative expense. Investor relations, promotion and entertainment expense increased from $29,941 in 2010 to $77,383 in 2011 primarily due to purchases of a commercial advertising report and research analyst coverage to gain investment market exposure for the Company beginning in March 2010 and due to costs of issuing announcements of all the changes that occurred with Company.  Salaries and benefits expense increased from $19,720 in 2010 to $22,294 in 2011 due to payment for services for management change. Other administrative expense increased from $22,421 in 2010 to $245,546 in 2011 due primarily to costs changing and bringing on new management, setting up new offices and design of a new website for the Company. Professional fees have increased from $43,623 in 2010 to $93,698 in 2011 primarily due to increased fees associated with changes to the Company’s business. Consulting fees increased from zero in 2010 to $391,430 primarily for shares issued to the two advisors as during the period in accordance with the agreements under which they provide their services and additional payments to consultants for the expansion of the company's business.

We incurred a net loss in the amount of $123,849 for year ended March 31, 2010, during which time we were in the exploration stage and $834,271 for the year ended March 31, 2011.

We incurred a net loss in the amount of $834,271 for the period from commencement of the exploration stage on March 31, 2010 to March 31, 2010.

Liquidity and Capital Resources

We had cash of $15,010 as of March 31, 2011 and total current assets in the amount of $15,010.  We had current liabilities of $411,043 as of March 31, 2011. We had working capital of $(396,033) as of March 31, 2011. We used net cash of $566,613 in operating activities for the year ended March 31, 2010.

During year ended March 31, 2010, we received $400,000 in cash from a private placement of 401,067 shares pursuant to a financing agreement entered into April 23, 2010 (as further described below).

During the year, we also entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $65,000 for working capital. The note bears interest at 8% per annum and matures November 28, 2011.  The note is convertible into shares of common stock beginning 180 days from the date of the note at a conversion price of 61% of the average of the lowest three trading prices of our common stock during the ten trading days of the OTCBB preceding the conversion date. The number of shares issuable upon conversion shall be proportionately adjusted to reflect any stock dividend, split or similar event.

Subsequent to year end, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a convertible promissory note in the aggregate principal amount of $60,000 for working capital.  The note bears interest of 8% and matures February 17, 2012.  The note is convertible into common stock beginning 180 days from the date of the note at a conversion price of 61% of the average of the lowest three trading prices of common stock during the ten trading days on the OTCBB preceding the conversion date.  The number of shares issuable upon conversion shall be proportionately adjusted to reflect any stock dividend, split or similar event.

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

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

Going Concern

These consolidated financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception:
a.	$173,275 in the exploration stage to March 31, 2009
b.	$123,849 in the development stage in the year ended March 31, 2010
c.	$834,271 in the exploration stage in the year ended March 31, 2011

The Company has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of oil and gas properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurance the Company will be successful in achieving these goals.

The Company does not have sufficient cash to fund its desired exploration for the next twelve months. The Company has arranged financing as described in notes 6 and 7 and intends to draw upon this financing arrangement to fund administration and exploration. This financing may be insufficient to fund expenditures or other cash requirements required to find, develop and exploit oil and reserves to the point of profitable operations. These can be no assurance the Company will be successful in finding oil and gas reserves. The Company plans to seek additional financing if necessary in private or public equity offering to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

These financial statements do not give effect to adjustments to the amounts and classification to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of March 31, 2011 and 2010
F-3	Consolidated Statements of Operations for the Years Ended March 31, 2011 and 2010 and for the Period from March 31, 2009 (Date of Inception) to March 31, 2011
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the period from Inception (March 31, 2009) to March 31, 2011
F-5	Consolidated Statements of Cash Flows for the Years Ended March 31, 2011 and 2010 and for the Period from March 31, 2009 (Date of Inception) to March 31, 2011
F-6	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
Grid Petroleum Corporation

I have audited the accompanying consolidated balance sheet of Grid Petroleum Corporation and Subsidiaries (an Exploration Stage Company) as of March 31, 2011 and March 31, 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and for the period from inception, March 31, 2009, to March 31, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grid Petroleum Corporation and Subsidiaries as of March 31, 2011 and March 31, 2011 and the results of its operations and cash flows for the years then ended March 31, 2010 and for the period since inception, March 31, 2009 through March 31, 2011,  in conformity with accounting principles generally accepted in United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. As disclosed in Note 2 to the consolidated financial statements, the Company has experienced losses in the exploration stages and development stage, and has limited business operation which raise substantial doubt about its ability to continue as going concern. Management’s plans in regard to this matter are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainly.

/s/ John Kinross-Kennedy, CPA
Irvine, California
June 21, 2011

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(A Development Stage Company)
Consolidated Balance Sheets
as of March 31, 2011 and 2010

	March 31 2011	March 31 2010

ASSETS

Current Assets
Cash and cash equivalents	$15,010	$128,231
Prepaid deposits		6,373
Total current assets	15,010	134,604

Property & Equipment (Note 3)	526	716
Oil & Gas Properties (Note 4)	7,785,334	80,000

Total assets	$7,800,870	$215,320

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Demand loan (Note 5)	$-	$61,020
Accounts Payable	294,000	5,375
Accrued liabilities	3,568	31,148
Note Payable: Asher Enterprises Inc.	65,000	-
Stockholder Loans	48,475	-
Total current liabilities	411,043	97,543

STOCKHOLDERS' EQUITY

Authorized 1,480,000,000 common shares at par value of $0.001 and 10,000,000 Preferred Series A par value $0.001 and 10,000,000 Preferred Series B par value $0.001 issued and outstanding:
65,290,000 common shares as of March 31, 2010
135,241,087 common shares as of March 31, 2011	135,241	65,290
Additional paid-in capital	8,381,837	345,467
Accumulated (deficit)	(958,120)	(123,849)
Accumulated (deficit) during development stage	(173,275)	(173,275)
Accumulated other comprehensive income (loss)	4,144	4,144
Total stockholders' equity (deficit)	7,389,827	117,777

Total liabilities and stockholder's equity (deficit)	$7,800,870	$215,320

The accompanying notes are an integral part of these statements.

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended March 31, 2011 and 2010
and for the Period from
March 31, 2009 (Date of Inception) to March 31, 2011

	Years ended March 31,		Cumulative from Inception (March 31, 2009) through
	2011	2010	March 31, 2011

Revenue	-	-	-

Operating Income	-	-	-

General & Administrative Expenses:
Interest	$3,730	$8,102	$11,222
Investor relations, promotion and entertainment	77,383	29,941	107,324
Depreciation	190	42	232
Professional fees	93,968	43,623	137,321
Consulting	391,430	-	391,430
Salaries and benefits	22,294	19,720	42,014
Other administrative expenses	245,546	22,421	267,967
Total expenses	834,271	123,849	957,510
Net loss from operations	(834,271)	(123,849)	(957,510)

Other comprehensive income and (Loss)
Foreign currency translation	-	(655)	4,144

Net Loss	$(834,271)	$(124,504)	$(953,366)

Loss Per Common Share; Basic and Diluted	$(0.01)	$(0.00)

Weighted average shares Outstanding, Basic and Diluted:	81,751,855	81,426,855

The accompanying notes to are an integral part of these statements.

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the period from Inception (March 31, 2009) to March 31, 2011

	Common Stock Shares	Common Stock Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	Accumulated (deficit)	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Beginning balance, September 19, 2006	52,000,000	$26,00000	$-	$-	$-	$-	$26,000
Shares issued pursuant to subscription November 15, 2006 at $0.000	25,500,000	25,500	-	-	-	-	25,5000
Shares issued for acquisition of subsidiary at $0.05	2,000	107	-	-	-	-	107
Shares issued pursuant to subscriptions March 30, 2007 at $0.005	4,540,000	22,700	-	-	-	-	22,700
Non-cash use of premises contributed by a director	-	-	-	2,250	-	-	2,250

Net (loss) for the period	-	-	(857)	-	(31,138)	-	(31,995)

Balance March 31, 2007	82,042,000	$74,307	$(857)	$2,250	$(31,138)	$-	$44,562
Non-cash use of premises contributed by a director	-	-	-	6,000	-	-	6,000
Net income (loss) for the year	-	-	5,152	-	(82,075)		(76,923)

Balance March 31, 2008	82,042,000	$74,307	$4,295	$8,250	$(113,213)	$-	$(26,361)
Non-cash use of premises contributed by a director	-	-	-	6,000	-	-	6,000
Net income (loss) for the year	-	-	504	-	(60,062)	-	(59,558)

Balance March 31, 2009	82,042,000	$74,307	$4,799	$14,250	$(173,275)	$-	$(79,919)
Non-cash use of premises contributed by a director	-	-	-	5,000	-	-	5,000
Forgiveness of shareholder's loan	-	-	-	27,500	-	-	27,500
Forgiveness of fees payable to a consultant	-	-	-	3,813	-	-	3,813
Legal fees paid by a shareholder	-	-	-	3,569	-	-	3,569
Shares issued pursuant to subscription March 9, 2010 at $0.40 per share	1,250,000	1,250	-	498,750	-	-	500,000
Excess of price paid to related party for oil & gas properties over related party's cost	-	-	-	(220,000)	-	-	(220,000)
Stock cancelled March 17, 2010	(18,002,000)	(10,267)	-	10,267	-	-	-
Imputed interest on shareholder's loan	-	-	-	2,318	-	-	2,318
Net (loss) for the year	-	-	(655)	-	-	(123,849)	(124,504)

Balance March 31, 2010	65,290,000	$65,290	$4,144	$345,467	$(173,275)	$(123,849)	$117,777
Shares issued pursuant to agreement: May 14, 2010 at $1.48;	134,420	134	-	199,866	-	-	200,000
Sep 28, 2010 at $0.75	266,667	267	-	199,733	-	-	200,000
Shares issued for consulting, June 30, 2010 at $0.82	50,000	50	-	40,900	-	-	40,950
Shares issued for consulting, Oct 18,2010 at $0.39	50,000	50	-	19,450	-	-	19,500
Shares issued for consulting, Nov 15,2010 at $0.39	150,000	150	-	58,350	-	-	58,500
Shares issued to retire debt Feb 1, 2011 at $0.05	1,300,000	1,300	-	62,171	-	-	63,471
Shares issued for services Jan 3, 2011 at $0.02	6,000,000	6,000	-	87,000	-	-	93,000
Shares issued: acquisition of subsidiary February 1, 2011	62,000,000	62,000	-	7,368,900	-	-	7,430,900
(Loss) for the year	-	-	-	-	-	(834,271)	(834,271)
Balance March 31, 2011	135,241,087	$135,241	$4,144	$8,381,837	$(173,275)	$(958,120)	$7,389.827

The accompanying notes are an integral part of these statements. .

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended March 31, 2011 and 2010
and for the Period from
March 31, 2009 (Date of Inception) to March 31, 2011

	Years ended March 31		Cumulative from commencement of development stage on March 31, 2009 (Date of Inception)
	2011	2010	to March 31, 2011
Cash flows from operating activities:

Net (loss) in the development stage	$(834,271)	$(123,849)	$(957,510)
Net (loss) in the pre-development stage			$(173,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated Expenses, retirement of debt			33,544
Donated Services		5,000	19,250
Depreciation	190	42	232
Imputed interest on shareholder's loan	50	2,318
Change in operating assets and liabilities:
Prepaid deposits	6,373	(6,373)
Interest payable on demand loan		5,784	5,784
Accounts payable	288,625	2,151
Accrued liabilities	(27,580)	16,585	2,958
Net cash (used by) operating activities	(566,613)	(98,342)	(1,074,801)

Cash Flows from investing activities:
Purchase of fixed assets		(758)	(758)
Purchase of oil & gas properties		(300,000)
(Impairment)/disposal of oil & gas properties
Stock issued for investment in subsidiaries	(7,705,334)		(7,785,334)
Net cash (used by) investing activities	(7,705,334)	(300,758)	(7,786,092)

Cash flows from financing activities:
Proceeds from shareholder's loan	48,475	27,500	48,475
Common Stock Issued for Cash	400,000	500,000	948,200
Proceeds of Notes Payable	65,000		359,000
Repayment of Demand Loan	(61,020)
Non-Cash issue of stock to finance purchase of acquisition of oil and gas properties	7,430,900		7,430,900
Non-cash excess of purchase over cost			(220,000)
Non-cash issue of stock to retire debt	63,471		63,471
Common stock issued to finance services	211,900		241,713
Net cash provided by financing activities	8,158,726	527,500	8,871,759

Effect of exchange rates on cash	-	(655)	4,144

Net increase (decrease) in cash	(113,221)	127,745	15,010

Cash, beginning of the period	128,231	486	-
Cash, end of the period	$15,010	$128,231	$15,010

Supplemental disclosures of non-cash investing and financing activities
Forgiveness of accounts payable- related parties	$7,382	$-	$7,382
Forgiveness of shareholder's loan	$27,500	$-	$27,500

The accompanying notes are an integral part of these statements.

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES, INC.)
(A development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011
(Expressed in US Dollars)

1. BASIS OF PRESENTATIION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Grid Petroleum Corp. (the “Company”) was incorporated in the State of Nevada with the name Sunberta Resources Inc. on November 15, 2006. The Company moved through the exploration stage and the development stage and is currently in the exploration stage once more.  Its principal business is the acquisition and exploration of mineral claims.

On November 16, 2006 the Company acquired all the issued and outstanding shares of Sunberta Resources Inc. (“Sunberta Alberta”) an inactive corporation incorporated in the province of Alberta, Canada on September 19, 2006. The consideration for the acquisition of Sunberta Alberta was 2,000 shares (on a post-split basis) of the Company.

In January, 2007 Sunberta Alberta acquired seven placer claim tenures on southern Vancouver Island, British Columbia, Canada. During the year ended March 31, 2009 the Company abandoned three of the placer claim tenures and decided to abandon the remaining four properties.  Between May 31, 2009 and June 14, 2009, the remaining four placer claim tenures expired. The carrying cost of the properties was written off and the operations associated with the properties were treated in the financial statements as discontinued operations in the year ended March 31, 2009. The Company entered the development stage on March 31, 2009 to seek other opportunities. See also note 2.

On November 18, 2009 the Company changed its name to Grid Petroleum Corp.

The Company’s activities to December 31, 2009 were carried on in Alberta and British Columbia, Canada. In February, 2010 operations were carried on in England.  In mid-2010 the Company began to focus on its mineral properties in the United States, and activities of the Company thenceforth were controlled from the United States.

On March 17, 2010, the Company acquired oil and gas leases in Wyoming for consideration of $300,000.00 cash. See also note 5. The Company intends to explore for oil and gas on these properties. The Company entered an exploration stage on March 31, 2010.

On May 14, 2010, the Company acquired from the CEO for nominal consideration all the issued shares of Grid Petroleum Ltd. (“Grid UK”), a company incorporated in January 27, 2010 under the laws of England. The purpose of the Grid UK is to maintain bank accounts in the UK as nominee for the Company. Grid UK does not have any assets, liabilities or operations of its own.

On January 20, 2011, the Company entered into a Share Exchange Agreement (the “Agreement”) with a Nevada corporation, Joaquin Basin Resources Inc.,( “Seller”), and its stockholders,( “Selling Shareholders”).  Pursuant to the provisions of the Agreement, the Company issued to the Selling Shareholders (i) 62,000,000 shares of Company common stock and (ii) 2,076,324 shares of convertible preferred stock, in exchange for the transfer and delivery to the Company by the Selling Shareholders of the 62,000,000 shares of common stock issued by the Seller, which were all of the issued and outstanding securities of the Seller.  As a result of the related transaction on February 1, 2011, the Seller became a wholly owned subsidiary of the Company.  The issue of preferred stock has been delayed. None of the parties to the Agreement is a related person.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Sunberta Alberta, Grid Petroleum Ltd. (“Grid UK”) and Joaquin Basin Resources, Inc. All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with maturity of three months or less when purchased. As at March 31, 2011 and 2010, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost. Exploration and development cost are charged to operations as incurred until such time that proven or probable ore reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the cost deferred. The deferred cost will be amortized using the unit-of-production method when a property reaches commercial production.

Oil and Gas Properties and Exploration Expenses

Oil and gas property acquisition costs are capitalized and carried at cost. Exploration and development costs are accounted for on the successful-efforts method, whereby the costs related to successful projects are capitalized and all costs incurred as a result of unsuccessful projects are expensed when it is determined that the exploration efforts on that property are unsuccessful. As at March 31, 2011, the Company has not incurred any exploration or development costs on its oil and gas properties. The Company will periodically analyze exploration efforts, once exploration on its oil and gas properties has commenced, to determine which projects have been unsuccessful in establishing proved reserves. The costs of unsuccessful project will be expensed.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair Value is generally determined using a discounted cash flow analysis. As at March 31, 2011, the Company does not believe any adjustment for impairment is required.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Top (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs in corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at March 31, 2011.

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives as follows:

Computer equipment:          3 years

Foreign Currency

The operations of the company were located in Canada until February 2010.  Management of the Company was then carried on in England until the focus of the Company switched to its mineral leases in Wyoming, and later in California, in mid-2010.  Operations are now controlled from the United States. The Company maintains US Dollar, UK Pound Sterling (“GBP”) and Canadian Dollar bank accounts. The functional currency was the Canadian Dollar until February 2010. Effective February 2010 the functional currency has bee0n the US Dollar. Transaction in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in the functional currency are translated at the average exchange rate. Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into US Dollars.

Advertising Expenses

Advertising costs are expensed as incurred. The Company has not incurred any advertising costs in the years ended March 31, 2011 and 2010.

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

Loss Per Share

Basic earning (loss) per share of common stock is computed by dividing the net earning (loss) by the weighted average number of common shares outstanding during the period after giving retroactive effect to the forward stock split effected on January 14, 2008 (see Note 10.) Diluted earnings (loss) per share is equal to the basic per share for the years ended March 31, 2011 and 2010.    Common stock equivalents are not computed since they are anti-dilutive, the company being in a loss position.

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable and accrued liabilities at March 31, 2011 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

Income Taxes

The Company records deferred taxes in accordance with FASB ASC No. 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Comprehensive Income

The Company has adopted ASC No. 220, Comprehensive Income. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Concentrations

The Company is dependent on its Chief Executive Officer and business consultants for its operations. The loss any of these individuals could impact the Company’s ability to carry on operations.

At the fiscal year ended March 31, 2010 the Company held cash in an account that was not insured against financial institution failure, due to holding US currency in England:  $126,370.
As at March 31, 2011 the Company holds US currency of zero  in a bank account in England.

Exploration Stage

The Company entered the exploration stage upon its inception. The Company exited the exploration stage and entered the development stage on March 31, 2009 when the Company’s mineral claims tenures in British Columbia were abandoned and the Company started seeking new business. The Company exited the development stage and entered a new exploration stage on March 31, 2010 after the Company had acquired oil and gas properties in Wyoming and started planning to explore the properties.

New Accounting Pronouncements

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-29 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU has a material impact on its financial position or results of operations at this time.

On December 1, 2010, we adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable interest entities.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

2. BASIS OF PRESENTATION- GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception:
a.	$173,275 in the exploration stage to March 31, 2009
b.	$123,849 in the development stage in the year ended March 31, 2010
c.	$834,271 in the exploration stage in the year ended March 31, 2011

The Company has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of oil and gas properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There are no assurance the Company will be successful in achieving these goals.

The Company does not have sufficient cash to fund its desired exploration for the next twelve months. The Company has arranged financing as described in notes 6 and 7 and intends to draw upon this financing arrangement to fund administration and exploration. This financing may be insufficient to fund expenditures or other cash requirements required to find, develop and exploit oil and reserves to the point of profitable operations. These can be no assurance the Company will be successful in finding oil and gas reserves. The Company plans to seek additional financing if necessary in private or public equity offering to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

These financial statements do not give effect to adjustments to the amounts and classification to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2011	March 31, 2010
Computer Equipment	$758	$758
Less:
Accumulated Depreciation	232	42
	$526	$716
(Expressed in US Dollars)

4. OIL AND GAS PROPERTIES

The Company has oil and gas properties in Wyoming and California.

Wyoming.  Oil and gas properties in Wyoming consist of four leases issued by the United States Department of the Interior Bureau of Land Management, #WYW158664 and #WYW158665 dated August 1, 2004, #WYW159734 and #159737 dated February 1, 2004. These leases cover 3,744.57 acres in the Jonah Prospect, South of the Jonah Field in the Greater Green River Basin, Wyoming. These leases are subject to a 12.5% royalty retained by the lessor and 5% overriding royalty retainer by the seller. The leases were acquired by the Company March 17, 2010 for $300,000 cash from a related party. The related party had paid $80,000 to paid-in capital by the remaining $220,000. No exploration work has been conducted by the Company on the properties to March 31, 2010.

Lease #WYW158664 covers property legally described as ALL Township 28N Range 110 West 6th Meridian Sublette County, Wyoming Section 6-lots 1-7; S2NE; SENW; E2SW; N2SE Section 7 Lots 1-4; E2W2 Section 17 N2 Section 19 Lots 3 & 4; E2SW Section 30 Lots 1-4; E2W2; SE. The annual rent on this property is $3,296 and was paid by the seller up to August 1, 2010.

Lease #WYW158665 covers property legally described as All Township 28N Range 110 West 6th Meridian Sublette County, Wyoming Section 28 SW Section 29 S2 Section 31 Lots 1-4; S2NE; E2W2; SE. The annual rent on this property is $2,038 and was paid by the seller up to August 1, 2010.

Lease #WYW159734 covers property legally described as All Township 27N Range 107 West 6th Meridian Sublette County, Wyoming Section 5 Lotsl-4; S2N2; 52. The annual rent on this property is $6,390 and was paid by the seller up to February 1, 2011.

Lease #WYW159737 covers property legally described as All Township 27N Range 107 West 6th Meridian Sublette County, Wyoming Section 8 N2; N2SE; SESE. The annual rent on this property $4,400 and was paid by the seller up to February 1, 2011.

California.  The Company owns, through its subsidiary Joaquin Basin Resources Inc., a 50% working interest (39% net  revenue interest) in  a mineral lease on 4,000 acres in Kings and Fresno counties in California.

Volumetric calculations of the 50% lease were conducted by a geologist and valuation determined using a “P10” factor, i.e. a 10% recovery rate,  at a conservative value for oil of $50 per barrel, which equated to approximately $20,000,000, (net revenue $15,800,000).  The P factor was further reduced by management by approximately 50%, based on company estimates of recoverability, resulting in an approximate value of $7,700,000.

Contribution Value:
 Proved                          Unproved                         Total

Shallow Oil Field
Unconventional Acreage
Combined                      $7,700,000                      $ 85,334                      $7,785,334

Impairment of the properties from their recorded acquisition values was considered at March 31, 2011.  Management considered that there were no changes in circumstances that would warrant impairment from the estimated values indicated by geological reports.

5. DEMAND LOAN

March 31,
2011	2010
$0	$61,020

Under a loan agreement dated March 26, 2008, a demand loan was instituted repayable on demand of the borrower, bearing interest beginning April 1, 2008 at the rate of 10% per annum compounded monthly at the end of the month. No interest had been paid to March 31, 2010 and the carrying value of the demand loan on that date included the original principal of $50,000 plus $11,020 of interest payable.  The loan and accrued interest was retired on February 1, 2011 through the issue of 1,300,000 shares of common stock to the lender.

6. NOTE PAYABLE

March 31,
2011	2010
$65,000	$0

On February 24, 2011 the Company entered into a Securities Purchase Agreement  with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $65,000.  The proceeds of the note are to be used for general working capital purposes.  The note bears interest at 8% per annum and matures November 28, 2011.  The note is convertible into shares of common stock beginning 180 days from the date of the note at a conversion price of 61% of the average of the lowest three trading prices of Company common stock during the ten trading days of the OTCBB preceding the conversion date. The number of shares issuable upon conversion shall be proportionately adjusted to reflect any stock dividend, split or similar event.

7.  SECURITIES PURCHASE AGREEMENT

On April 23, 2010, the Company entered into an agreement with an investor whereby the investor committed to purchase up to $5,000,000 of units, consisting of shares of the Company’s common stock and share purchase warrants, until April 22, 2013. The Company may draw on the facility from time to time, as and when it determines appropriates in accordance with the terms and conditions of the agreement. Each advance shall be in an aggregate amount of not more than $1,000,000 and in integral multiples of $100,000. The Company will use the advances to fund operating expenses, acquisitions, exploration and general corporate activities. The investor also has an option to subscribe up to a further $2,500,000.

Each unit consists of one share of the Company’s common stock and one share purchase warrant. The unit price will be the price to the higher of either: (a) $0.75; or    (b) 90% of the volume weighted average of the closing price of common stock, for the five banking days immediately preceding the date of the notice of advance. Each warrant shall entitle the investor to purchase one additional share of common stock at an exercise price equal to 150% of the unit price at which the unit containing the warrant being exercised was issued.

The company issued 401,067 shares under the agreement during the year, realizing $400,000.

8. RELATED PARTY TRANSACTIONS

Related party transaction not disclosed elsewhere in the consolidated financial statements as follows:

The Company was provided with premises by the former CEO for no charge prior to February, 2010. Accordingly, rent of $5,000 was recorded in the year ended March 31, 2010 and additional paid-in capital was increased by the corresponding amounts.

Effective March 15, 2010, the former CEO, who was also a director and the control shareholder, forgave his shareholder loan in amount of $27,500 as part of the sale of the majority of his shares of the Company. A consultant to Company forgave $3,813 in fees owing by the Company to the consultant to facilitate the sales. The purchaser of some the shares paid $3,569 on behalf of the Company for legal fee incurred by the Company in advance of the sales. These amounts have been added to additional paid-in capital.

On March 8, 2010 the Company entered an employment agreement with its newly-appointed President and CEO, who is also the sole director of the Company at March 31, 2010. The employment agreement will continue indefinitely subject to a provision that the agreement may be terminated by either party without cause on 30 days’ notice. Pursuant to terms of the terms of the agreement, CEO will receive a base salary of US $8,000 per month with an incremental rise of US $500 per quarter until an amount of US $10,000 per month is achieved.

Effective March 17, 2010, the majority shareholder of the Company, who was also the former CEO and sole director of the Company, sold 26,000,000 shares of the Company to one purchaser and agreed to surrender for cancellation another 18,002,000 shares. These transactions, together with the sale of shares to the new CEO, effected a change in control of the Company. The cancellation of the 18,002,000 shares, which was completed April 5, 2010, has been recognized in the financial statements effective March 17, 2010. Accordingly, common stock has been reduced and additional paid-in capital increased by the difference between the par value of the stock cancelled and the shortfall created by the January 2008 stock split, or $10,267.

In connection with the appointment of the Company’s new CEO March 8, 2010, the CEO agreed to acquire 6,000,000 shares of the former CEO’s shares at $0.02 per share. The new CEO’s shares will be held in escrow in the form of eight certificates each representing 750,000 shares and shall be released between April 30, 2010 and January 30, 2012 (twenty-one months from the first release date).

9. PREFERRED STOCK

On January 25, 2011 the Company filed an amendment to its Nevada Certificate of Designation to create two new series of stock:

a.	Ten million Preferred Series A par value $0.001 and;
b.	Ten million Preferred Series B par value $0.001.

No preferred stock has been issued as of March 31, 2011.

10. COMMON STOCK

Effective January 14, 2008, the Company split its common stock on a twenty-for-one basis. All shareholders as of the record date of January 14, 2008 receive twenty shares of common stock in exchange for each one common share of their currently issued common stock. The authorized, issued and per share information presented is on a post-split basis. On January 14, 2008 the Company’s total paid-in capital was less than the product of the par value per share multiplied by the number of post-split shares outstanding. As a result, the shareholders my have an obligation to make up the shortfall of $7,735 should the shortfall not be otherwise eliminated.

On March 9, 2010 the Company issued 1,250,000 shares pursuant to a subscription at a price of $0.40 per share for total proceeds of $500,000.

On April 5, 2010 the Company cancelled 18,002,000 shares surrendered for cancellation by the former CEO and majority shareholder of the Company pursuant to an agreement effective March 17, 2010, (Note 8).

On May 14 and September 28, 2010, 134,420 and 266,667 shares respectively were issued pursuant to a securities purchase agreement.  $400,000 was realized.

On June 30, 2010, 50,000 shares were issued for consulting.  An expense of 40,950 was recorded.

On October 18, 2010, 50,000 shares were issued for consulting.  An expense of 19,500 was recorded.

On November 15, 2010, 150,000 shares were issued for consulting.  An expense of 58,500 was recorded.

On January 3, 2011, 6,000,000 shares of restricted common stock were issued for services.  An expense of $93,000 was recorded.

On February 1, 2011, 1,300,000 shares of common stock were issued in retirement of debt of $63,471.  See Note

On February 1, 2011, 62,000,000 shares of common stock were issued in exchange for stock of a subsidiary, acquiring net assets of 7,368,900.  See Note 1.

As at March 31, 2011 1,500,000,000 common shares of par value $0.001 were authorized, of which 135,241,087 were issued and outstanding, (65,290,000 as at March 31, 2010).+

11. INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and UK income taxes (to the extent of its operations in the UK). The Company has no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2010	2009
Loss for the year	$(293,393)	$(123,849)
Average statutory tax rate	35%	35%

Expected income tax provision	$--	$--

Significant components of deferred income tax assets are as follows:

	2010	2009
Net operating losses carried forward	$938,265	$103,994
Valuation allowance	(938,265)	(103,994)

Net deferred Income Tax Assets	$--	$--

The increase in valuation allowance for the year ended March 31, 2011 was $169,544 because there is no assurance the Company will be able to utilize the losses carried forward.

The Company has net operating losses carried forward of approximately $938,265 for tax purposes which will expire in 2028 through 2030 if not utilized.

The fiscal years ended March 31, 2011, 2010, 2009 and 2008 are open for audit.

12. COMMITMENTS

Effective March 31, 2010, the Company was committed to payment of 100,000 shares per year to each two advisors, payable in quarterly of 25,000 share at the end of each quarter, the first payment coming due June 30, 2010. The advisors will also be paid $1,000 per day for attending meeting of the Company’s board of advisors and $1,000 per day for services to be provided as needed. Each of the agreements with the advisor may be terminated by either party without notice.

13. LOSS CONTINGENCIES, LEGAL PROCEEDINGS

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

14. SUBSEQUENT EVENTS

On May 20, 2011 the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of a convertible promissory note in the aggregate principal amount of $60,000. The proceeds of the note are to be used for general working capital purposes.  The note bears interest of 8% and matures February 17, 2012.  The note is convertible into common stock beginning 180 days from the date of the note at a conversion price of 61% of the average of the lowest three trading prices of common stock during the ten trading days on the OTCBB preceding the conversion date.  The number of shares issuable upon conversion shall be proportionately adjusted to reflect any stock dividend, split or similar event.

The note is accompanied by restrictions on conversion, repayment, dividends, repurchasing Company stock, borrowing money, selling assets and advancing loans.

Terms of default include the option to take the defaulted amount in common stock

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial  Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending March 31, 2011.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of March 31, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at March 31, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.
Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2012, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and director and their ages are as follows:

Name	Age	Position Held with the Company
James Powell	41	President, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Steve Olsen	58	Executive Vice President
Tim DeHerrera	53	Chairman and Director

Set forth below is a brief description of the background and business experience of our executive officer and Directors.

James Powell On January 6, 2011, James Powell was appointed as the President of the Company.  From September 2006 to the present, Mr. Powell has been the owner and operator of JP Commercial, a commercial real estate company located in San Diego, California, and which specializes in the sale and acquisition of investment properties, which properties include multi-family, retail, and commercial office buildings.  Mr. Powell is a fully licensed real estate broker in California.  From June 2002 through September 2006, Mr. Powell worked for CB Richaerd Ellis, Inc. in San Diego, California, where his duties included responsibility for bringing in new transactions involving the sale and acquisition of multi-family investment properties.

Steve Olsen From 2005 to the present, Mr. Olsen has been with Cheapeake Energy as a completion workover consultant where he coordinated and supervised wellsite operations.

Tim DeHerrera On December 3, 2010, Mr. Tim DeHerrera was appointed as our Chairman and as a member of the Company’s Board of Directors. Mr. DeHerrera was President of Bonfire Productions Inc. from September 2009 until May 2010.  Mr. DeHerrera was President and Chairman of the Intervision Network Corporation from January 2008 until January 2010.  Intervision Network was a technology business in IPTV broadcasting and related live Internet-based multimedia transmission technologies, including a global content delivery network.

Mr. DeHerrera is currently, the President and a director of Force Energy Corp., a publicly traded oil and gas exploration company.  Prior to that, from January 2005, Mr. DeHerrera was President and Chairman of the Board of Directors of Future Quest Incorporated, an oil and gas exploration company.

From May 2006 until December 2007, Mr. DeHerrera was President of Atlantis Technology Group, a technology based company.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Mr. James Powell, at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended March 31, 2011, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended March 31, 2011:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
James Powell, President and Director	0	0	1
Robert Hoar, former Executive Vice President	0	0	1
Tim DeHerrera, Chairman and Director	0	0	1

Code of Ethics

As of March 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended March 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Powell President, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2011 2010	15,000 -	- -	- -	- -	- -	- -	- -	15,000 -
Robert Hoar Former Executive Vice President	2010 2011	- -	- -	- -	- -	- -	- -	- -	- -
Tim DeHerrera Chairman and Director	2010 2011	- $7,500	- -	- -	- $93,000	- -	- -	- -	- $100,500
Paul Watts Former President, Chief Executive Officer, Principal Executive	2011 2010	- 16,000	- -	- -	- -	- -	- -	- 4,000	- 20,000

Narrative Disclosure to the Summary Compensation Table

On December 3, 2010, Paul Watts announced his resignation from the Board of Directors of the Company and all capacities in which he served as an officer of the Company.  There are no known disagreements with Mr. Watts regarding his departure from the Company.  On December 3, 2010, in connection with Mr. Watt’s departure from the Company, the Company entered into a Separation Agreement regarding the terms and conditions of his departure from the Company (the “Agreement”).  Pursuant to the provisions of the Agreement, the Company agreed to provide Mr. Watts a lump sum severance payment of $60,000 and certain computer equipment in exchange for his general release of any claims he may have against the Company.  Additionally, the Agreement specifies that Mr. Watts is entitled to receive immediately the remainder of his 6,000,000 shares of the Company’s common stock, which had been held in escrow and distributed to him in installments.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	MarketValue of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
James Powell	-	-	-	-	-	-	-	-	-
Robert Hoar	-	-	-	-	-	-	-	-	-
Tim DeHerrera	-	-	-	-	-	-	-	-	-
Paul Watts	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended March 31, 2011.

Stock Option Plans

We did not have a stock option plan as of March 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 1, 2011, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership1	% of Common Stock2
James Powell	Common Stock	0	0
Steve Olsen	Common Stock	0	0
Tim DeHerrera	Common Stock	6,000,000	4.43%
DIRECTORS AND OFFICERS – TOTAL

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

1.
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	The percentage shown is based on denominator of 135,241,087 shares of common stock issued and outstanding for the company as of June 1, 2011.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles of Incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), and in the footnotes to the Company’s financial statements for the year ended March 31, 2011 and 2010, since March 31, 2010 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$5,000	-	-	-
2010	$19,500	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Separation Agreement, dated December 3, 2010(2)
10.2	Share Exchange Agreement by and among Grid Petroleum Corp., on the one hand, and Joaquin Basin Resources Inc. and its shareholders, on the other hand(3)
10.3	Loan Agreement dated March 26, 2008 with Green Shoe Inc.(4)
10.4	Agreement for Conversion of Indebtedness to Common Stock dated January 28, 2011 with Syndication Capital LLC(4)
10.5	Form of Securities Purchase Agreement(5)
10.6	Form of Convertible Promissory Note(5)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Schlumberger report(6)
99.2	Initial Technical Review(7)

1	Incorporated by reference to the Registration Statement on Form S-1 filed on March 27, 2008.
2	Incorporated by reference to the Form 8-K filed on December 7, 2010
3	Incorporated by reference to the Form 8-K filed on January 25, 2011
4	Incorporated by reference to the Form 8-K filed on February 4, 2011
5	Incorporated by reference to the Form 8-K filed on March 10, 2011
6	Incorporated by reference to the Current Report on Form 8-K/A filed on April 19, 2010.
7	Incorporated by reference to the Current Report on Form 8-K/A filed on June 2, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grid Petroleum Corp.

By:	/s/ James Powell
James Powell President, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 23, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ James Powell
James Powell President, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 23, 2011
By:	/s/ Tim Herrera
Tim DeHerrera Chairman and Director
June 23, 2011