Form 10-Q
period 2011-06-30
Grid Petroleum Corp.
filed 2011-08-03
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to__________

Commission File Number: 000-53276

Grid Petroleum Corp.

(Exact name of registrant as specified in its charter)

Nevada	30-0690324
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

999 18th Street, Suite 3000, Denver, CO 80202
(Address of principal executive offices)

303-952-7658
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 135,241,087 shares as of August 8, 2011

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheet as of June 30, 2011 and March 31, 2010 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended June 30, 2011 and period from March 31, 2009 (Inception) to June 30, 2011 (unaudited);
F-3	Statements of Stockholders’ Equity (Deficit) for period from March 31, 2009 (Inception) to June 30, 2011 (unaudited);
F-4	Statements of Cash Flows for the three months ended June 30, 2011 and period from March 31, 2009 (Inception) to June 30, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

GRID PETROLEUM CORP.

(formerly SUNBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Balance Sheet

as at June 30, 2011 and March 31, 2011

Unaudited - Prepared by Management

	June 30,	March 31,
	2011	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$8,990	$15,010

Property & Equipment (Note 3)	303	526

Oil & Gas Properties (Note 4)	7,785,334	7,785,334

Total Assets	$7,794,627	$7,800,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$314,600	$294,000
Accrued Liabilities	3,568	3,568
Note Payable: Asher Enterprises Inc.	122,000	65,000
Stockholder Loans	25,875	48,475

Total Liabilities	466,043	411,043

Stockholders' Equity
Common Stock, $0.001 par value; authorized 1,500,000,000 shares; issued and outstanding: 135,241,087 shares as of March 31, 2011; 135,241,087 shares as of June 30, 2011	$135,241	135,241
Additional Paid-In Capital	8,381,837	8,381,837
Accumulated (Deficit)	(173,275)	(173,275)
Accumulated (Deficit) During Development and Exploration Stage	(1,019,140)	(958,120)
Accumulated Other Comprehensive Income	3,921	4,144

Total Stockholders' Equity	7,328,584	7,389,827

Total Liabilities and Stockholders' Equity	$7,794,627	$7,800,870

GRID PETROLEUM CORP.

(formerly SUNBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Statement of Operations

Unaudited - Prepared by Management

			Cumulative
			from inception
			March
			31, 2009
	For the Three months ended		through
	June 30,		June 30,
	2011	2010	2011
Revenue
Produce Sales	$—	$—	$—

Operating Income	—	—	—

General and Administrative Expenses:
Interest Expense	—	1,538	11,832
Investor Relations, Promotion and Entertainment	2,200	68,304	109,524
Depreciation		63	232
Professional Fees	13,673	104,921	150,994
Consulting	22,900		414,330
Salaries and Benefits	—	31,410	42,014
Other Administrative Expenses	22,247	12,858	290,214

Total Expenses	61,020	219,094	1,019,140

Net Loss from Operations	(61,020)	(219,094)	(1,019,140)

Other Comprehensive Income and (Loss)
Foreign Currency Translation	(223)	(2)	3,698

Net Loss	(61,243)	(219,096)	(1,015,442)

Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding, Basic and Diluted:	135,241,087	65,374,197

GRID PETROLEUM CORP.

(formerly SUNBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity

Unaudited - Prepared by Management

						Deficit
						Accumulated
			Accumulated			during the
			Other	Additional		Development	Total
	Common Stock		Comprehensive	Paid-In	Accumulated	& Exploration	Shareholders'
	Shares	Amount	Income (Loss)	Capital	(Deficit)	Stages	Equity
Beginning balance September 19, 2006	52,000,000	$26,000	$—	$—	$—	$—	$26,000
Shares issued pursuant to subscriptions Nov. 15, 2006 at $0.0005	25,500,000	25,500					25,500
Shares issued for acquisition of subsidiary at $0.05	2,000	107					107
Shares issued pursuant to subscriptions Mar. 30, 2007 at $0.005	4,540,000	22,700					22,700
Non-cash use of premises contributed by a director				2,250			2,250
Net (loss) for the period			(857)		(31,138)		(31,995)

Balance March 31, 2007	82,042,000	$74,307	$(857)	$2,250	$(31,138)	$—	$44,562
Non-cash use of premises contributed by a director				6,000			6,000
Net income (loss)			5,152		(82,075)		(76,923)

Balance March 31, 2008	82,042,000	$74,307	$4,295	$8,250	$(113,213)	$—	$(26,361)
Non-cash use of premises contributed by a director				6,000			6,000
Net income (loss)			504		(60,062)		(59,558)

Balance March 31, 2009	82,042,000	$74,307	$4,799	$14,250	$(173,275)	$—	$(79,919)
Non-cash use of premises contributed by a director				5,000			5,000
Forgiveness of shareholders' loan				27,500			27,500
Forgiveness of fees payable to a consultant				3,813			3,813
Legal fees paid by a shareholder				3,569			3,569
Shares issued pursuant to subscriptions March 9, 2010 at $0.40	1,250,000	1,250		498,750			500,000
Excess of price paid to related party for oil & gas properties over related party's cost		(220,000)			(220,000)
Stock cancelled March 17, 2010	(18,002,000)	(10,267)		10,267			—
Imputed interest on shareholders' loan				2,318			2,318
Net (loss)			(655)			(123,849)	(124,504)

Balance March 31, 2010	65,290,000	$65,290	$4,144	$345,467	$(173,275)	$(123,849)	$117,777
Shares issued pursuant to agreement May 14, 2010 at $1.48;	134,420	134		199,866			200,000
Sep. 28, 2010 at $0.75	266,667	267		199,733			200,000
Shares issued for consulting, June 30, 2010 at $0.82	50,000	50		40,900			40,950
Shares issued for consulting, Oct. 18, 2010 at $0.39	50,000	50		19,450			19,500
Shares issued for consulting Nov. 15, 2010 at $0.39	150,000	150		58,350			58,500
Shares issued to retire debt Feb. 1, 2011 at $0.05	1,300,000	1,300		62,171			63,471
Shares issued for services Jan 3, 2011 at $0.02	6,000,000	6,000		87,000			93,000
Shares issued: acquisition of subsidiary February 1, 2011 at $0.12	62,000,000	62,000		7,368,900			7,430,900
Net (loss)			—			(834,271)	(834,271)

Balance March 31, 2011	135,241,087	$135,241	$4,144	$8,381,837	$(173,275)	$(958,120)	$7,389,827

Net (loss)			(223)			(61,020)	(61,243)

Balance June 30, 2011	135,241,087	$135,241	$3,921	$8,381,837	$(173,275)	$(1,019,140)	$7,328,584

GRID PETROLEUM CORP.

(formerly SUNBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Statement of Cash Flows

(expressed in US Dollars)

Unaudited - Prepared by Management

			Cumulative
			from
			inception of
			Development
			Stage
	For the Three Months Ended		March 31, 2009
	June 30,		to June 30,
	2011	2010	2011
Cash flows from operating activities:
Net (loss) in the development stage	$(61,020)	(123,849)	$(1,019,140)
Net (loss) in the pre-development stage			$(173,275)
Adjustments to reconcile net loss to net cash used by operating activities:
Donated Expenses, retirement of debt			33,544
Donated Services		5,000	19,250
Depreciation	223	42	455
Imputed interest on stockholders' loan		2,318
Change in operating assets and liabilities:
Pre-paid deposits		(6,373)	—
Interest payable on demand loan		5,784
Accounts payable	20,600	2,151	314,600
Accrued liabilities		16,585	3,568
Net cash (used by) operating activities	(40,197)	(98,342)	(820,998)

Cash flows from investing activities
Purchase of fixed assets	—	(758)	(758)
Purchase of oil & gas properties		(300,000)
(Impairment)/disposal of oil & gas properties
Stock issued for investment in subsidiaries			(7,785,334)
Net cash (used by) investing activities	—	(300,758)	(7,786,092)

Cash flows from financing activities:
Proceeds (repayment) of stockholders' loan	(22,600)	27,500	25,875
Common stock issued for cash		500,000	948,200
Proceeds of Notes Payable	57,000		122,000
Non-cash issue of stock to finance purchase of acquisition of oil and gas properties	7,430,900
Non-cash excess of purchase over cost			(220,000)
Non-cash issue of stock to retire debt			63,471
Common stock issued to finance services			241,713
Net cash provided by financing activities
	34,400	527,500	8,612,159

Effect of exchange rates on cash	(223)	(655)	3,921

Net increase (decrease) in cash	(5,797)	127,745	8,990

Cash, beginning of the period	15,010	486	—

Cash, end of the period	$8,990	$128,231	$8,990

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of accounts payable-related parties	$7,382	$—	$7,382
Forgiveness of shareholder's loan	$27,500	$—	$27,500

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2011

(Expressed in US Dollars)

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim financial statements as of and for the three months ended June 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end March 31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended June 30, 2011 are not necessarily indicative of results for the entire year ending March 31, 2012.

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

June 30, 2011

(Expressed in US Dollars)

(Unaudited)

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

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Sunberta Alberta and Joaquin Basin Resources, Inc.  All significant inter-company balances and transactions have been eliminated.

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at June 30, 2011, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost.  Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. At June 30, 2011, the Company is no longer in the mineral exploration business.

Oil and Gas Properties and Exploration Expenses

Oil and gas property acquisition costs are capitalized and carried at cost. Exploration and development costs are accounted for on the successful-efforts method, whereby the costs related to successful projects are capitalized and all costs incurred as a result of unsuccessful projects are expensed when it is determined that the exploration efforts on that property are unsuccessful. At June 30, 2011, the Company has not incurred any exploration or development costs on its oil and gas properties.

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2011

(Expressed in US Dollars)

(Unaudited)

Advertising Expenses

Advertising costs are expensed as incurred. The Company has not incurred any advertising costs in the three months ended June 30, 2011.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at June 30, 2011.

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives as follows:

Computer equipment	3yrs

Foreign Currency

The functional currency is the US Dollar. Transactions in foreign currencies other than the functional currency, if any, are re-measured into the functional currency at the rate in effect at the time of the transaction. Re-measurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in the functional currency are translated into US Dollars at the rate in effect at the balance sheet date.  Revenue and expenses denominated in the functional currency are translated at the average exchange rate.  Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into US Dollars.

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

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2011

(Expressed in US Dollars)

(Unaudited)

Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company had no potentially dilutive securities outstanding as of June 30, 2011.

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable and accrued liabilities at June 30, 2011  reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted ASC No. 220, Comprehensive Income.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Income taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carryforward. A valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

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

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2011

(Expressed in US Dollars)

(Unaudited)

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with ASC No. 144, Property, Plant and Equipment.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at June 30, 2011, the Company does not believe any adjustment for impairment is required.

The Company will periodically analyze exploration efforts, once exploration on its oil and gas properties has commenced, to determine which projects have been unsuccessful in establishing proved reserves. The costs of unsuccessful projects will be expensed.

New Accounting Pronouncements

On December 1, 2010 we adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable entities. The new guidance requires revised valuations of whether entities represent variable interest entities, ongoing assessments of control over such entities and additional disclosures for variable interests. Adoption of the new guidance did not have a material impact on our financial statements.

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

The Company has experienced losses since its inception:

a.                   $173,275 in the exploration stage to March 31, 2009

b.                   $123,849 in the development stage in the year ended March 31, 2010

c.                    $834,271 in the exploration stage in the year ended March 31, 2011

d.                   $ 61,020 in the exploration stage in the quarter ended June 30, 2011

Total losses: $1,192,415

The Company also has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of oil and gas properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances the Company will be successful in achieving these goals.

GRID PETROLEUM CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2011

(Expressed in US Dollars)

(Unaudited)

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

3. FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2011	Dec. 31, 2010
Computer equipment	$758	$758
Less: Accumulated depreciation	455	232

	$303	$526

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

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2011

(Expressed in US Dollars)

(Unaudited)

No exploration work has been conducted by the Company on the properties to June 30, 2011. The Company made a payment of $5,334 in respect of lease payments to the Bureau of Land Management on August 26, 2010.

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

California. The Company owns, through its subsidiary Joaquin Basin Resources Inc., a 50% working interest (79% net revenue interest) in a mineral lease on 4,000 acres in Kings and Fresno counties in California.

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

Contribution Value:

	Proved	Unproved	Total
Shallow Oil Field Acreage			Unconventional
Combined	$7,700,000	$85,334	$7,785,334

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2011

(Expressed in US Dollars)

(Unaudited)

Impairment of the properties from their recorded acquisition values was considered at June 30, 2011. Management considered that there were no changes in circumstances that would warrant impairment from the estimated values indicated by geological reports.

5. NOTE PAYABLE

June 30,	March 31,
2011	2010
$122,000	$65,000

On February 24, 2011 the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $65,000. The proceeds of the note are to be used for general working capital purposes. The note bears interest at 8% per annum and matures November 28, 2011. The note is convertible into shares of common stock beginning 180 days from the date of the note at a conversion price of 61% of the average of the lowest three trading prices of Company common stock during the ten trading days of the OTCBB preceding the conversion date. The number of shares issuable upon conversion is proportionately adjusted to reflect any stock dividend, split or similar event. A further $57,000 was advanced under the same terms during the quarter ended June 30, 2011.

6. RELATED PARTY TRANSACTIONS

There were no related party transactions in the three months ended June 30, 2011.

7. COMMON STOCK

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

June 30, 2011

(Expressed in US Dollars)

(Unaudited)

On September 15, 2010 the Company drew a further $200,000 and issues 266,667 units priced at 0.75 per unit under this agreement.

The Company allotted 50,000 shares of common stock for issue on October 18, 2010, pursuant to agreements dated March 31, 2010 to issue 25,000 shares of restricted common stock at the end of each quarter to each of two advisors (see also Note 9).

There was no stock issued in the three months ended June 30, 2011.

8. INCOME TAXES

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada).  The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	June 30
	2011	2010
Loss for the 3 months ended June 30	$(61,020)	$(219,094)
Average statutory tax rate	35%	35%

Expected income tax provision	$(21,357)	$(76,683)
Unrecognized tax losses	21,357	76,683

Income tax expense	$—	$—

Significant components of deferred income tax assets are as follows:

	June 30
	2011	2010
Net operating losses carried forward	$417,200	$180,677
Valuation allowance	(417,200)	(180,677)

Net deferred income tax assets	$—	$—

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2011

(Expressed in US Dollars)

(Unaudited)

The increase in the valuation allowance of $21,357 for the three months ended June 30, 2011 was because there is no assurance the Company will be able to utilize the losses carried forward.

The Company has net operating losses carried forward of approximately $1,192,000 for tax purposes which will expire in 2027 through 2030 if not utilized.

The years ended March 31, 2010, 2009, 2008 and 2007 are open for audit.

9. COMMITMENTS

Effective March 31, 2010, the Company was committed to payments of 100,000 shares per year to each of two advisors, payable in quarterly payments of 25,000 shares at the end of each quarter. The payments were made through the year ended March 31, 2011. The advisors will also be paid $1,000 per day for attending meetings of the Company’s board of advisors and $1,000 per day for services to be provided as needed. Each of the agreements with the advisors may be terminated by either party without notice. See also note 7.

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

Company Overview

We are focused on the development, exploration and production of oil and gas in North America. Our primary focus is on oil and gas properties with proven undeveloped reserves that are economically attractive but are underserved by major independent oil and gas companies. We have a 100% working interest in the four separate oil and gas leases located near the Jonah Field region, which encompasses an area of premium natural gas reserves within the Greater Green River Basin in the Rocky Mountains area of Wyoming. We are in discussion with consulting groups to implement the first phase of the devised work program on our leases. We also have a 50% working interest (39% net revenue interest) to explore and develop 4,000 leased acres covering extensions of the Coalinga California oil and gas field in California labeled as the Kreyenhagen Trend acreage. On this property, we have plans to drill out 4 wells for evaluation and testing.

Results of operations for the three months ended June 30, 2011, and for the period from Inception (March 31, 2009) to June 30, 2011

We entered the exploration stage upon inception. We exited the exploration stage and entered the development stage on March 31, 2009. We exited the development stage and entered a new exploration stage on March 31, 2010.

We have not earned any revenues either during the first exploration stage or the development stage through the period ending March 31, 2010, or the exploration stage for the period through June 30, 2011. We will not be able to earn revenue unless we are able to locate oil and gas potential on our leases and exploit any reserves we may find. There is no assurance that we will be able to accomplish our business plan to produce oil and gas from our leases.

We incurred operating expenses in the amount of $61,020 for the three months ended June 30, 2011, compared with operating expenses of $219,094 for the three months ended June 30, 2010. The decrease was primarily due to the decrease of investor relations, professional fees expense and salaries and benefits expense. Investor relations, promotion and entertainment expense decreased from $68,304 in 2010 to $2,200 in 2011 primarily due to purchases of a commercial advertising report and research analyst coverage to gain investment market exposure for the Company beginning in March 2010 and due to costs of issuing announcements of all the changes that occurred with Company in 2010. Salaries and benefits expense decreased from $31,410 in 2010 to zero in 2011 due to payment for services for management change in 2010. Other administrative expense increased from $12,858 in 2010 to $22,247 in 2011 due primarily to costs changing and bringing on new management, setting up new offices and design of a new website for the Company. Professional fees have decreased from $104,921 in 2010 to $13,673 in 2011 primarily due to decreased fees associated with changes to the Company’s business from 2009 to 2010. Consulting fees increased from zero in 2010 to $22,900 due to payments made to management as consulting fees.

We incurred a net loss in the amount of $61,020 for year three months ended June 30, 2011, compared with $219,094 for the three months ended June 30, 2010.

We incurred a net loss in the amount of $1,019,140 for the period from commencement of the exploration stage on March 31, 2010 to June 30, 2011.

Liquidity and Capital Resources

We had cash of $8,990 as of June 30, 2011 and total current assets in the amount of $8,990. We had current liabilities of $466,043 as of June 30, 2011. We had working capital of $(457,053) as of June 30, 2011. We used net cash of $40,197 in operating activities for the three months ended June 30, 2011.

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

During the current reporting period, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a convertible promissory note in the aggregate principal amount of $60,000 for working capital. The note bears interest of 8% and matures February 17, 2012. The note is convertible into common stock beginning 180 days from the date of the note at a conversion price of 61% of the average of the lowest three trading prices of common stock during the ten trading days on the OTCBB preceding the conversion date. The number of shares issuable upon conversion shall be proportionately adjusted to reflect any stock dividend, split or similar event.

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

Off Balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements.

Going Concern

The Company has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of oil and gas properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  There are no assurances the Company will be successful in achieving these goals.

The Company does not have sufficient cash to fund its desired exploration for the next twelve months. The Company has arranged financing as described in note 7 of the Notes to the Financial Statements and intends to draw upon this financing arrangement to fund administration and exploration. This financing may be insufficient to fund expenditures or other cash requirements required to find, develop and exploit oil and gas reserves to the point of profitable operations. There can be no assurance the Company will be successful in finding oil and gas reserves. The Company plans to seek additional financing if necessary in a private or public equity offering to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

The financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, James Powell. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

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
8

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grid Petroleum Corp.

Date:	August 3, 2011

By:	/s/ James Powell
James Powell
Title:	Chief Executive Officer and Director

