Form 10-Q
period 2011-09-30
Grid Petroleum Corp.
filed 2011-10-17
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 145,147,236 shares as of October 13, 2011

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2011 and March 31, 2010 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010 and period from March 31, 2009 (Inception) to September 30, 2011 (unaudited);
F-3	Statements of Cash Flows for the six months ended September 30, 2011 and 2010 and period from March 31, 2009 (Inception) to September 30, 2011 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

GRID PETROLEUM CORP.

(formerly SUNBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Balance Sheet

as at September 30, 2011 and March 31, 2011

Unaudited - Prepared by Management

	September 30,	March 31,
	2011	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$10,805	$15,010
Prepaid Expenses	4,000	—
Property & Equipment (Note 3)	80	526
Oil & Gas Properties (Note 4)	7,785,334	7,785,334

Total Assets	$7,800,219	$7,800,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$296,600	$294,000
Accrued Liabilities	7,230	3,568
Note Payable: Asher Enterprises Inc.	134,316	65,000
Stockholder Loans	25,875	48,475

Total Liabilities	464,021	411,043

Stockholders' Equity
Common Stock, $0.001 par value; authorized 1,500,000,000 shares; issued and outstanding: 135,241,087 shares as at March 31, 2011; 145,147,236 shares as at September 30, 2011	$145,147	135,241
Additional Paid-in Capital	8,565,863	8,381,837
Accumulated (Deficit)	(173,275)	(173,275)
Accumulated (Deficit) During Development and Exploration Stages	(1,205,458)	(958,120)
Accumulated Other Comprehensive Income	3,921	4,144

Total Stockholders' Equity	7,336,198	7,389,827

Total Liabilities and Stockholders' Equity	$7,800,219	$7,800,870

GRID PETROLEUM CORP. (formerly SUBERTA RESOURCES INC.)

(An Exploration Stage Company)

 Consolidated Statement of Operations

Unaudited - Prepared by Management

	For the three months ended		For the six months ended		Cumulative from inception March 31, 2009 through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
Revenue
Produce Sales	$—	$—	$—	$—	$—

Operating Income	—	—	—	—	—

General and Administrative Expenses:
Interest Expense	—	1,582	—	3,120	11,832
Investor Relations, Promotion and Entertainment	—	9,300	2,200	43,777	109,524
Depreciation	223	63	223	126	455
Professional Fees	13,078	4,716	28,751	52,064	166,072
Consulting	30,000	64,523	52,900	122,096	444,330
Salaries and Benefits	—	31,606	—	59,578	42,014
Loss on conversion of debt to stock	111,248		111,248		111,248
Other Administrative Exp.	29,769	34,226	52,016	84,301	319,983

Total Expenses	184,318	146,016	247,338	365,062	1,205,458

Net Loss from Operations	(184,318)	(146,016)	(247,338)	(365,062)	(1,205,458)

Other Comprehensive Income and (Loss)
Foreign Currency Translation	(169)	(169)	(223)	(218)	3,921

Net Loss	(184,487)	(146,185)	(247,561)	(365,280)	(1,201,537)

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares
Outstanding, Basic and Diluted:	137,667,491	65,741,087	136,460,918	65,741,087

 GRID PETROLEUM CORP. ( formerly SUNBERTA RESOURCES INC.)

 (An Exploraton Stage Company)

 Consolidated Statement of Cash Flows

 (expressed in US Dollars)

 Unaudited - Prepared by Management

	For the Six Months Ended		Cumulative from inception of Development Stage March 31, 2009
	September 30,		to September 30,
	2011	2010	2011
Cash flows from operating activities:
Net (loss) in the development stage	$(247,338)	(365,280)	$(1,162,185)
Net (loss) in the pre-development stage			$(173,275)
Adjustments to reconcile net loss to net cash used by operating activities:			—
Donated Expenses, retirement of debt			33,544
Donated Services			19,250
Depreciation	223	126	678
Change in operating assets and liabilities:			—
Pre-paid deposits	(4,000)	(20,383)	(4,000)
Accounts payable		(5,235)	296,600
Accrued liabilities	(16,338)	(23,190)	7,230
Net cash (used by) operating activities	(267,453)	(413,962)	(982,158)

Cash flows from investing activities
Purchase of fixed assets			(758)
Purchase of oil & gas properties		(5,334)	—
Stock issued for investment in subsidiaries			(7,785,334)
Net cash (used by) investing activities	—	(5,334)	(7,786,092)

Cash flows from financing activities:
Proceeds (repayment) of stockholders' loan			25,875
Common stock issued for cash			948,200
Proceeds of Notes Payable	137,000	3,115	202,000
Common stock issued to finance purchase of acquisition of oil and gas properties			7,430,900
Excess of purchase over cost			(220,000)
Issue of common stock to retire debt	111,248		131,446
Common stock issued to finance services	15,000	442	256,713
Net cash provided by financing activities	263,248	3,557	8,775,134

Effect of exchange rates on cash	—	(3)	3,921

Net increase (decrease) in cash	(4,205)	(415,742)	10,805
Cash, beginning of the period	15,010	128,231	—

Cash, end of the period	$10,805	$(287,511)	$10,805

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of accounts payable-related parties		$7,382	$7,382
Forgiveness of shareholder's loan		$27,500	$27,500
Stock issued to retire debt	$67,975		$131,446

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2011

(Expressed in US Dollars)

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim financial statements as of and for the six months ended September 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end March 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended September 30, 2011 are not necessarily indicative of results for the entire year ending March 31, 2012.

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

September 30, 2011

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at September 30, 2011, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost.  Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. At September 30, 2011, the Company is no longer in the mineral exploration business.

Oil and Gas Properties and Exploration Expenses

Oil and gas property acquisition costs are capitalized and carried at cost. Exploration and development costs are accounted for on the successful-efforts method, whereby the costs related to successful projects are capitalized and all costs incurred as a result of unsuccessful projects are expensed when it is determined that the exploration efforts on that property are unsuccessful. At September 30, 2011, the Company has not incurred any exploration or development costs on its oil and gas properties.

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2011

(Expressed in US Dollars)

(Unaudited)

Advertising Expenses

Advertising costs are expensed as incurred. The Company has not incurred any advertising costs in the three months ended September 30, 2011.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at September 30, 2011.

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

September 30, 2011

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

As of September 30, 2011 the Company has potentially dilutive securities outstanding in convertible debt per Note 5. The Company has also issued warrants for the purchase of common stock related to the agreement outlined in Note 7. These securities if exercised would be anti-dilutive, since the Company is in a loss position. They have therefore not been included in the calculation of weighted average number of shares outstanding.

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable and accrued liabilities at September 30, 2011 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted ASC No. 220, Comprehensive Income.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Income taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry-forward. A valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2011

(Expressed in US Dollars)

(Unaudited)

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with ASC No. 144, Property, Plant and Equipment.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at September 30, 2011, the Company does not believe any adjustment for impairment is required.

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

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have a n impact on its results of operations or financial position.

2. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception:

a.                   $173,275 in the pre-development stage to March 31, 2009

b.                   $123,849 in the development stage in the year ended March 31, 2010

c.                   $834,271 in the exploration stage in the year ended March 31, 2011

d.                   $247,338 in the exploration stage in the quarter ended September 30, 2011

Total losses: $1,387,733

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

September 30, 2011

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

3. FIXED ASSETS

Fixed assets consist of the following:

	Sept. 30, 2011	March. 31, 2011

Computer equipment	$758	$758
Less: Accumulated depreciation	678	232
	$80	$526

4. OIL AND GAS PROPERTIES

The Company has oil and gas properties in Wyoming and California.

Wyoming. Oil and gas properties consist of four leases issued by the United States Department of the Interior Bureau of Land Management,  #WYW158664 and #WYW158665 dated August 1, 2004, #WYW159734 and #159737 dated February 1, 2004. The leases cover 3,744.57 acres in the Jonah Prospect, South of the Jonah Field in the Greater Green River Basin, Wyoming. The leases are subject to a 12.5% royalty retained by the lessor and a 5% overriding royalty retained by the seller. The leases were acquired by the Company March 17, 2010 for $300,000 cash from a related party. The related party had paid $80,000 to acquire the leases. Accordingly, the Company has capitalized $80,000 as the cost of the leases and has reduced additional paid-in capital by the remaining $220,000. No exploration work has

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2011

(Expressed in US Dollars)

(Unaudited)

been conducted by the Company on the properties to September 30, 2011. The Company made a payment of $5,334 in respect of lease payments to the Bureau of Land Management on August 26, 2010.

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

Contribution Value:	Proved	Unproved	Total
Shallow Oil Field Unconventional Acreage
Combined	$7,700,000	$85,334	$7,785,334

Impairment of the properties from their recorded acquisition values was considered at September 30, 2011. Management considered that there were no changes in circumstances that would warrant impairment from the estimated values indicated by geological reports.

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2011

(Expressed in US Dollars)

(Unaudited)

5. NOTE PAYABLE

Sep. 30,	March 31,
2011	2010
$ 134,316	$ 65,000

On February 24, 2011 the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $65,000. The proceeds of the note are to be used for general working capital purposes. The note bears interest at 8% per annum and matures November 28, 2011. The note is convertible into shares of common stock beginning 180 days from the date of the note at a conversion price of 61% of the average of the lowest three trading prices of Company common stock during the ten trading days of the OTCBB preceding the conversion date. The number of shares issuable upon conversion is proportionately adjusted to reflect any stock dividend, split or similar event. A further $57,000 was advanced under the same terms during the quarter ended September 30, 2011. The note was partially converted to 9,406,149 shares of common stock from August 29 to September 21, 2011, reducing the debt by $67,684 to $134,316.

6. RELATED PARTY TRANSACTIONS

There were no related party transactions in the three months ended September 30, 2011.

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

(Expressed in US Dollars)

(Unaudited)

May 10, 2010 the Company issued a notice requesting an advance of $200,000. On May 14, 2010 the Company drew $200,000 and issued 134,420 units priced at $1.4879 per unit under this agreement. On September 15, 2010 the Company drew a further $200,000 and issued 266,667 units priced at 0.75 per unit under this agreement.

The Company allotted 50,000 shares of common stock for issue on October 18, 2010, pursuant to agreements dated March 31, 2010 to issue 25,000 shares of restricted common stock at the end of each quarter to each of two advisors. On August 18, 2011, 500,000 common shares were issued for consulting. An expense of $15,000 was recorded. Between August 29 and September 21, 2011, 9,406,149 shares of common stock were issued in the conversion of debt to stock, pursuant to the agreement outlined above. An expense of $178,932 was recorded, offset against debt. On September 30, 2011, 1,500,000,000 shares of common stock were authorized, of which 145,347,236 were issued and outstanding.

8. INCOME TAXES

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada).  The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	September 30,
	2011	2010
Loss for the 3 months ended June 30	$(247,561)	$(365,280)
Average statutory tax rate	35%	35%

Expected income tax provision	$(86,646)	$(127,848)
Unrecognized tax losses	86,646	127,848

Income tax expense	$—	$—

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2011

(Expressed in US Dollars)

(Unaudited)

Significant components of deferred income tax assets are as follows:

	September 30,
	2011	2010
Net Operating Loss	1,379,000	231,700
Deferred Tax Credit	482,600	231,700
Allowance	(482,600)	(231,700)
Net Credit	—	—

The increase in the valuation allowance of $250,900 over the prior six months ended September 30, 2010 was because it is more likely than not that the Company will not be able to utilize the losses carried forward.

The Company has net operating losses carried forward of approximately $1,379,000 for tax purposes which will expire in 2027 through 2031 if not utilized.

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

Results of operations for the three months ended September 30, 2011, and for the period from Inception (March 31, 2009) to September 30, 2011

We entered the exploration stage upon inception. We exited the exploration stage and entered the development stage on March 31, 2009. We exited the development stage and entered a new exploration stage on March 31, 2010.

We have not earned any revenues either during the first exploration stage or the development stage through the period ending March 31, 2010, or the exploration stage for the period through September 30, 2011. We will not be able to earn revenue unless we are able to locate oil and gas potential on our leases and exploit any reserves we may find. There is no assurance that we will be able to accomplish our business plan to produce oil and gas from our leases.

We incurred operating expenses in the amount of $184,318 for the three months ended September 30, 2011, compared with operating expenses of $146,016 for the three months ended September 30, 2010. The increase in 2011 from 2010 was primarily a result of expenses associated with the loss on the conversion of debt instruments to our common stock.

We incurred operating expenses in the amount of $247,338 for the six months ended September 30, 2011, compared with operating expenses of $365,062 for the six months ended September 30, 2010. The decrease in 2011 from 2010 was mainly attributable to less in professional fees, consulting expenses, investor relation and promotion expenses and other administrative expenses, offset by an increase in expenses associated with the loss on the conversion of debt instruments to our common stock.

Our expenses for the three and six months ended September 30, 2011 and 2010 are summarized below.

	Six Months Ended		Three Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Interest Expense	$—	$1,582	$—	$3,120
Investor Relations, Promotion and Entertainment	—	9,300	2,200	43,777
Depreciation	223	63	223	126
Professional Fees	13,078	4,716	28,751	52,064
Consulting	30,000	64,523	52,900	122,096
Salaries and Benefits	—	31,606	—	59,578
Loss on conversion of debt to stock	111,248	—	111,248	—
Other Administrative Exp.	29,769	34,226	52,016	84,301

We had operating expenses of $1,205,458 for the period from commencement of the exploration stage on March 31, 2009 to September 30, 2011.

We incurred a net loss in the amount of $184,487 for the three months ended September 30, 2011, compared with $146,185 for the three months ended September 30, 2010. We incurred a net loss in the amount of $247,561 for the six months ended September 30, 2011, compared with $365,280 for the six months ended September 30, 2010.

We incurred a net loss in the amount of $1,201,537 for the period from commencement of the exploration stage on March 31, 2009 to September 30, 2011.

Liquidity and Capital Resources

We had cash of $10,805 as of September 30, 2011 and total current assets in the amount of $14,805. We had current liabilities of $464,021 as of September 30, 2011. We had working capital of $(449,216) as of September 30, 2011.

We used net cash of $267,453 in operating activities for the six months ended September 30, 2011. Our net loss of $247,338 was the main reason for our negative operating cash flow.

We received $263,248 in cash provided by financing activities for the six months ended September 30, 2011.

On February 24, 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $65,000 for working capital. The note bears interest at 8% per annum and matures November 28, 2011. The note is convertible into shares of common stock beginning 180 days from the date of the note at a conversion price of 61% of the average of the lowest three trading prices of our common stock during the ten trading days of the OTCBB preceding the conversion date. The number of shares issuable upon conversion shall be proportionately adjusted to reflect any stock dividend, split or similar event.

On May20, 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a convertible promissory note in the aggregate principal amount of $57,000 for working capital. The note bears interest of 8% and matures February 17, 2012. The note is convertible into common stock beginning 180 days from the date of the note at a conversion price of 61% of the average of the lowest three trading prices of common stock during the ten trading days on the OTCBB preceding the conversion date. The number of shares issuable upon conversion shall be proportionately adjusted to reflect any stock dividend, split or similar event.

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

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, James Powell. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From August 29, 2011 to September 21, 2011, we converted a total of $67,684 in debt into 9,406,149 shares of our common stock.

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

Grid Petroleum Corp.

Date:	October 17, 2011

By:	/s/ James Powell
James Powell
Title:	Chief Executive Officer and Director

