Form 10-Q
period 2011-12-31
Grid Petroleum Corp.
filed 2012-02-09
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 168,442,781 shares as of January 4, 2012

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010 and period from March 31, 2009 (Inception) to December 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the nine months ended December 31, 2011 and 2010 and period from March 31, 2009 (Inception) to December 31, 2011 (unaudited);
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

GRID PETROLEUM CORP.

(formerly SUNBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Balance Sheet
as at December 31, 2011 and March 31, 2011

	December 31,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$11	$15,010
Prepaid Expenses	6,500	—
Total Current Assets	6,511	15,010
Property & Equipment (Note 3)	79	526
Oil & Gas Properties (Note 4)	2,960,000	7,785,334
Rights to Future Exploration Costs (Note 4)	4,825,334	—

Total Assets	$7,791,924	$7,800,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$275,550	$294,000
Accrued Liabilities	8,604	3,568
Note Payable: Asher Enterprises Inc.	41,542	65,000
Stockholder Loans	97,125	48,475

Total Liabilities	422,821	411,043

Stockholders' Equity
Common Stock, $0.001 par value; authorized 1,500,000,000 shares; issued and outstanding: 135,241,087 shares as at March 31, 2011, 168,442,781 shares as at December 31, 2011	$168,443	135,241
Additional Paid-in Capital	8,625,592	8,381,837
Accumulated (Deficit) during Exploration Stages	(1,305,227)	(1,007,546)
Accumulated (Deficit) during Development Stage	(123,849)	(123,849)
Accumulated Other Comprehensive Income	4,144	4,144

Total Stockholders' Equity	7,369,103	7,389,827

Total Liabilities and Stockholders' Equity	$7,791,924	$7,800,870

 The accompanying notes are an integral part of these financial statements.

GRID PETROLEUM CORP.

(formerly SUBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Statement of Operations
Unaudited - Prepared by Management

					Cumulative
					Explorative
					Stages
					from inception
					March 31,2009
	For the three months ended		For the nine months ended		through
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011
Revenue
Produce Sales	$—	$—	$—	$—	$—
Operating Income	—	—	—	—	—
General and Administrative Expenses:
Interest Expense	1,597	1,827	5,259	3,120	8,989
Investor Relations, Promotion and Entertainment	1,000	6,200	3,200	87,299	83,753
Depreciation	—	63	223	190	2,679
Professional Fees	5,000	19,244	39,251	71,308	233,951
Consulting	145,900	30,384	198,800	152,480	593,940
Salaries and Benefits	—	60,000	—	119,578	22,294
Other General and
Administrative	4,191	35,998	50,948	84,804	359,621
Total Expenses	156,091	153,716	297,681	518,779	1,305,227
Net Loss from Operations	(156,091)	(153,716)	(297,681)	(518,779)	(1,305,227)
Other Comprehensive Income and (Loss)
Foreign Currency Translation	—	(444)	(661)	4,144
Net Loss	(156,091)	(154,160)	(297,681)	(519,440)	(1,301,083)
Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Shares
Outstanding, Basic and Diluted	137,667,491	65,741,087	136,460,918	65,741,087

  The accompanying notes are an integral part of these financial statements.

GRID PETROLEUM CORP.

(formerly SUNBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Statement of Cash Flows

(expressed in US Dollars)

Unaudited - Prepared by Management

			Cumulative from
			inception of
			Exploration Stages
	For the Nine Months Ended		March 31, 2009
	December 31,		to December 31,
	2011	2010	2011
Cash flows from operating activities:
Net (loss) in the exploration stages	$(297,681)	$(518,779)	$(1,305,227)
Net (loss) in the development stage			$(123,849)
Adjustments to reconcile net loss to net cash used by operating activities:
Donated Expenses, retirement of debt			33,544
Donated Services			19,250
Depreciation	223	190	678
Professional fees paid in shares		19,500
Consulting fees paid in shares	111,000		111,000
Change in operating assets and liabilities:
Pre-paid deposits	(6,500)	(20,229)	(6,500)
Accounts payable	(18,450)	(5,235)	275,550
Accrued liabilities	5,036	(23,190)	8,604
Demand Loan Payable		3,115
Net cash (used by) operating activities	(206,372)	(544,628)	(986,950)

Cash flows from investing activities
Purchase of fixed assets	224		(757)
Purchase of oil & gas properties		(5,334)
Stock issued for investment in subsidiaries			(7,785,334)
Net cash provided by (used by) investing activities	224	(5,334)	(7,786,091)

Cash flows from financing activities:
Proceeds (repayment) of stockholders' loan	51,650		100,125
Common stock issued for cash		400,000	948,200
Proceeds of Notes Payable	250,748		315,748
(Repayment) of Notes Payable	(277,206)		(277,206)
Common stock issued to finance purchase of acquisition of oil and gas properties			7,430,900
Excess of purchase over cost			(220,000)
Issue of common stock to retire debt	165,957		229,428
Common stock issued to finance services		40,950	241,713
Net cash provided by financing activities	191,149	440,950	8,768,908
Effect of exchange rates on cash		(662)	4,144
Other comprehensive loss		48
Net increase (decrease) in cash	(14,999)	(109,626)	11
Cash, beginning of the period	15,010	128,231	—
Cash, end of the period	$11	$18,605	$11

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of accounts payable-related parties		$7,382	$7,382
Forgiveness of shareholder's loan		$27,500	$27,500
Swap of a portion of oil & gas properties for rights to future exploration costs	$4,825,334		$4,825,334
	4,825,334	34,882	4,860,216

  The accompanying notes are an integral part of these financial statements.

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

(Expressed in US Dollars)

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim financial statements as of and for the nine months ended December 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end March 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended December 31, 2011 are not necessarily indicative of results for the entire year ending March 31, 2012.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at December 31, 2011, the Company did not have any cash equivalents.

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

Oil and Gas Properties and Exploration Expenses

Oil and gas property acquisition costs are capitalized and carried at cost. Exploration and development costs are accounted for on the successful-efforts method, whereby the costs related to successful projects are capitalized and all costs incurred as a result of unsuccessful projects are expensed when it is determined that the exploration efforts on that property are unsuccessful. At December 31, 2011, the Company has not incurred any exploration or development costs on its oil and gas properties.

Advertising Expenses

Advertising costs are expensed as incurred. The Company has not incurred any advertising costs in the nine months ended December 31, 2011 and 2010.

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

As of December 31, 2011 the Company has potentially dilutive securities outstanding in convertible debt per Note 5. The Company has also issued warrants for the purchase of common stock related to the agreement outlined in Note 7. These securities if exercised would be anti-dilutive, since the Company is in a loss position. They have therefore not been included in the calculation of weighted average number of shares outstanding.

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable and accrued liabilities at December 31, 2011 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with ASC No. 144, Property, Plant and Equipment.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at December 31, 2011, the Company does not believe any adjustment for impairment is required.

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

The Company has experienced losses since its inception:

a. $173,275 in the pre-development stage to March 31, 2009

b. $123,849 in the development stage in the year ended March 31, 2010

c. $834,271 in the exploration stage in the year ended March 31, 2011

d. $297,681 in the exploration stage in the Nine months ended December 31, 2011

Total losses: $1,429,076

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

The Company does not have sufficient cash to fund its desired exploration for the next twelve months. The Company has arranged financing as described in note 8 and intends to draw upon this financing arrangement to fund administration and exploration. This financing may be insufficient to fund expenditures or other cash requirements required to find, develop and exploit oil and gas reserves to the point of profitable operations. There can be no assurance the Company will be successful in finding oil and gas reserves. The Company plans to seek additional financing if necessary in a private or public equity offering to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. FIXED ASSETS

Fixed assets consist of the following:

	Dec. 31, 2011	March. 31, 2011
Computer equipment	$758	$758
Less: Accumulated depreciation	678	232
	$80	$526

4. OIL AND GAS PROPERTIES

The Company has oil and gas properties in Wyoming and California.

Wyoming. Oil and gas properties consist of four leases issued by the United States Department of the Interior Bureau of Land Management,  #WYW158664 and #WYW158665 dated August 1, 2004, #WYW159734 and #159737 dated February 1, 2004. The leases cover 3,744.57 acres in the Jonah Prospect, South of the Jonah Field in the Greater Green River Basin, Wyoming. The leases are subject to a 12.5% royalty retained by the lessor and a 5% overriding royalty retained by the seller. The leases were acquired by the Company March 17, 2010 for $300,000 cash from a related party. The related party had paid $80,000 to acquire the leases. Accordingly, the Company has capitalized $80,000 as the cost of the leases and has reduced additional paid-in capital by the remaining $220,000. No exploration work has been conducted by the Company on the properties to December 31, 2100. The Company made a payment of $5,334 in respect of lease payments to the Bureau of Land Management on August 26, 2010.

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

On August 23, 2010, $14,663 was advanced to SunCal Energy Inc to take the opportunity to reacquire an additional lease comprising 1,399 acres in the Jonah Prospects. The advance covered outstandings due to the Bureau of Land Management to register the lease due to be completed within November 2010. SunCal Energy Inc. has undertaken to effect the assignment of this lease to Grid Petroleum Corp at no charge once re-instated. The reinstated lease will increase our holdings in the SE Jonah Prospect from 3,744.57 to 5,143.57 acres.

California. The Company owned, through its subsidiary Joaquin Basin Resources Inc., a 50% working interest (37.5% net revenue interest) in a mineral lease on 4,000 acres in Kings and Fresno counties in California.

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

Contribution Value:	Proved	Unproved	Total
Shallow Oil Field Unconventional Acreage
Combined	$7,700,000	$85,334	$7,785,334
Swapped for Exploration Costs (see following)	4,825,334		4,825,334
Balance of Oil & Gas	$2,874,666	$85,334	$2,990,000

On November 21, 2011 a portion of the interest in the lease was swapped for a future “carry’ of exploration costs and administration of the lease. Grid’s 50% working interest (37.5% net revenue interest) was reduced to 30% and 14% respectively. The co-lessee, Xploration Inc., a Nevada corporation with offices in Del Mar California, is the obligor under the agreement. Future exploration costs include the operating “carry” costs of the lease and drilling costs of the first well, named First Farmin Well. The exploration costs were valued based on the pro-rata reduction in net revenue interest. A commensurate reduction in the value of the Oil & Gas properties was recorded, there being no net cost of the swap.

Impairment of the properties from their recorded values was considered at December 31, 2011. Management considered that there were no changes in circumstances that would warrant impairment from the estimated values indicated by geological reports.

5. NOTE PAYABLE

December 31,	March 31,
2011	2010
$41,542	$65,000

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

A further $142,500 was advanced in stages under the same terms during the nine months ended December 31, 2011. The note was partially converted in stages to 9,406,149 shares and again to 11,295,545 shares of common stock during the same period. The debt was thereby reduced by $165,958 to $41,542 at December 31, 2011.

6. RELATED PARTY TRANSACTIONS

12,000,000 shares were issued to the Company president pursuant to an employment/consulting agreement December 2, 2011.

7. FINANCIAL STATEMENT PRESENTATION

Deficits have been aggregated in the past according to time period rather than by development/exploration periods. The statement of equity has been revised to show separate aggregations of development stage and exploration stage deficits. The aggregations are reflected on the balance sheet and statement of operations. Prior year nomenclature and aggregations are modified accordingly.

8. MANAGEMENT CHANGES

On December 2, 2011 the President of the Company, James Powell, approved Tim DeHerrera as Chairman of the Board and sole director.

9. COMMON STOCK

On April 23, 2010, the Company entered into an agreement (the “Asher Agreement”) with one investor whereby the investor committed to purchase up to $5,000,000 of units, consisting of shares of the Company’s common stock and share purchase warrants, until April 22, 2013. The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Agreement. Each advance shall be in an aggregate amount of not more than $1,000,000 and in integral multiples of $100,000. The Company will use the advances to fund operating expenses, acquisitions, exploration and general corporate activities. The investor also has an option to subscribe up to a further $2,500,000.

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

On May 10, 2010 the Company issued a notice requesting an advance of $200,000 under the Asher Agreement. On May 14, 2010 the Company drew $200,000 and issued 134,420 units priced at $1.4879 per unit under this agreement. On September 15, 2010 the Company drew a further $200,000 and issued 266,667 units priced at 0.75 per unit under this agreement.

Pursuant to consulting agreements with two advisors, common stock was issued for services:

June 30, 2010	50,000 shares	Consulting expense $40,950
October 18, 2010	50,000 shares	Consulting expense $19,500
November 15, 2010	150,000 shares	Consulting expense $58,500

On August 18, 2011, 500,000 shares of common stock were issued for consulting. An expense of $15,000 was recorded.

Between August 29 and September 21, 2011, 9,406,149 common shares were issued in conversion of debt to stock pursuant to the Asher Agreement. Debt of $178,982 was offset.

Between November 28 and December 8, 2011, 11,295,545 common shares were issued in conversion of debt to stock pursuant to the Asher Agreement. Debt of $55,000 was offset.

On December 2, 2011 12,000,000 shares were issued for consulting. An expense of $96,000 was recorded.

On December 31, 2011, the authorized capital was 1,500,000,000 shares of common stock, of which 168,442,781 shares were issued and outstanding.

10. INCOME TAXES

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	December 31,
	2011	2010
Loss for the 9 months ended Dec. 31	$(399,333)	$(519,111)
Average statutory tax rate	35%	35%

Expected income tax provision	$(139,765)	$(181,689)
Unrecognized tax losses	139,765	181,689

Income tax expense	$—	$—

The Company has net operating losses carried forward of approximately $1,530,000 for tax purposes which will expire in 2027 through 2031 if not utilized.

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

We also have a 20% working interest (14% net revenue interest) to explore and develop 4,000 leased acres covering extensions of the Coalinga California oil and gas field in California labeled as the Kreyenhagen Trend acreage. On this property, we have plans to drill out 4 wells for evaluation and testing.

Results of operations for the three months ended December 31, 2011 and 2010, and for the period from Inception (March 31, 2009) to December 31, 2011

We entered the exploration stage upon inception. We exited the exploration stage and entered the development stage on March 31, 2009. We exited the development stage and entered a new exploration stage on March 31, 2010.

We have not earned any revenues either during the first exploration stage or the development stage through the period ending March 31, 2010, or the exploration stage for the period through December 31, 2011. We will not be able to earn revenue unless we are able to locate oil and gas potential on our leases and exploit any reserves we may find. There is no assurance that we will be able to accomplish our business plan to produce oil and gas from our leases.

We incurred operating expenses in the amount of $156,091 for the three months ended December 31, 2011, compared with operating expenses of $153,716 for the three months ended December 31, 2010.

We incurred operating expenses in the amount of $297,681 for the nine months ended December 31, 2011, compared with operating expenses of $518,779 for the nine months ended December 31, 2010. The decrease in 2011 from 2010 was mainly attributable to less in sales and benefits, professional fees, consulting expenses, investor relation and promotion expenses and other administrative expenses, offset by an increase in consulting fees.

Our expenses for the three and nine months ended December 31, 2011 and 2010 are summarized below.

	Nine Months Ended		Three Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Interest Expense	$1,597	$1,827	$5,259	$3,120
Investor Relations, Promotion and Entertainment	1,000	6,200	3,200	87,299
Depreciation	—	63	223	190
Professional Fees	5,000	19,244	39,251	71,308
Consulting	145,900	30,384	198,800	152,480
Salaries and Benefits	—	60,000	—	119,578
Other General and Administrative	4,191	35,998	50,948	84,804
Total	$156,091	$153,716	$297,681	$518,779

We had operating expenses of $1,305,227 the period from commencement of the exploration stage on March 31, 2009 to December 31, 2011.

We incurred a net loss in the amount of $156,091 for the three months ended December 31, 2011, compared with $154,160 for the three months ended December 31, 2010. We incurred a net loss in the amount of $297,681 for the nine months ended December 31, 2011, compared with $519,440 for the nine months ended December 31, 2010.

We incurred a net loss in the amount of $1,301,083 for the period from commencement of the exploration stage on March 31, 2009 to December 31, 2011.

Liquidity and Capital Resources

We had cash of $11 as of December 31, 2011 and total current assets in the amount of $6,511. We had current liabilities of $422,821 as of December 31, 2011. We had a working capital deficit of $416,310 as of December 31, 2011.

We used net cash of $206,372 in operating activities for the nine months ended December 31, 2011. Our net loss of $297,681 was the main reason for our negative operating cash flow.

We received $191,149 in cash provided by financing activities for the nine months ended December 31, 2011, as a result of $250,748 in proceeds from notes payable, $51,650 in proceeds from stockholders’ loans, and $165,957 from the issuance of common stock to retire debt, less $277,206 in repayment of notes payable.

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

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, James Powell. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2011, our authorized capital was 1,500,000,000 shares of common stock, of which 168,442,781 shares were issued and outstanding.

On February 24, 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $65,000 for working capital. A further $142,500 was advanced in stages under the same terms during the nine months ended December 31, 2011. The note was partially converted in stages to 9,406,149 shares and again to 11,295,545 shares of common stock during the same period.

On August 18, 2011, we issued 500,000 shares of our common stock to a consultant.

On December 2, 2011, we entered into an employment contract with Tim DeHerrera as Chairman, and issued him 12,000,000 shares of common stock.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

On October 24, 2011, we entered into a contractor agreement with our Chief Executive Officer, James Powell, which expires on October 24, 2012. Pursuant to the agreement, Powell is entitled to 2,500,000 common shares at execution, and an amount of common shares calculated at an amount of $2,500 per month converted at a rate equal to 90% of the market price having a floor price of $0.01 per share.

On December 2, 2011, we entered into an employment contract with Tim DeHerrera as Chairman, which expires December 2, 2013. Pursuant to the contract, DeHerrera received 12,000,000 common shares and will receive an additional 12,000,000 common shares on December 2, 2012. DeHerrera will receive $7,500 per month for months 1-12 and $10,000 per month for months 13-24 of the contract. If we do not have sufficient cash resources to settle the cash element of the contract, then at the request of DeHerrera any accrued unpaid fees may be converted into common stock at $0.01 per share.

Effective January 20, 2011, we entered into a Shared Exchange Agreement with Joaquin Basin Resources Inc., a Nevada corporation, and its stockholders. Pursuant to the provisions of the agreement, we agreed to issue to the shareholders of Joaquin Basin (i) 62,000,000 shares of our common stock and (ii) 2,076,324 shares of our convertible preferred stock, in exchange for the transfer and delivery to us of 62,000,000 shares of common issued by Joaquin Basin, which are all of the issued and outstanding securities of Joaquin Basin.

On December 6, 2011, we entered into an Amendment to the Share Exchange Agreement, and agreed to set the conversion price of the convertible preferred stock at $0.01 per share.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Contractor Agreement, dated October 24, 2011
10.2	Employment Agreement, dated December 2, 2011
10.3	Amendment to Share Exchange Agreement, dated December 6, 2011
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grid Petroleum Corp.

Date:	February 8, 2012

By:	/s/ James Powell
James Powell
Title:	Chief Executive Officer and Director

