Form 10-K
period 2012-03-31
Grid Petroleum Corp.
filed 2012-06-27
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $372,257

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 222,958,643 shares as of June 18, 2012.

PART I

Item 1. Business

Our Business

We are focused on the development, exploration and production of oil and gas in North America. Our primary focus is on oil and gas properties with proven undeveloped reserves that are economically attractive but are underserved by major independent oil and gas companies.

Garcia #3 Well

On May 23, 2012, we acquired a ten percent working interest, seven point five percent net revenue interest, from a third party interest holder of the Garcia #3 well (10.0 % WI, 7.5% NRI). For our interest, we paid $300,000 in convertible preferred shares with a conversion rate of .01 per share.

We are subject to the terms and conditions of the operating agreement established by the operator for the Garcia#3 well, Kidd Production Inc, the property developer, Progas Energy Services and the third party vendor we acquired our 10% interest from. We have been repeatedly misinformed by Kidd Production and Progas about the start date for the drilling of the Garcia #3, which is to commence when a drill rig is available and when the operator has determined to move forward with the project. When ready, Garcia #3 will be drilled to approximately 4,200 feet in depth and test the Frio Sands to identify commercial production in the prospect.

Due to our minority interest in the Garcia#3 well, we are reviewing operational alternatives to resolve our inability to control the development of this well and the field in general for any future drilling activities.

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

On November 21, 2011, Joaquin Basin entered into an amendment (the “Amendment”) to its original Asset Transfer Agreement with Xploration, Inc., a Nevada corporation. Pursuant to the Asset Transfer Agreement, Xploration assigned Joaquin Basin a 50% working interest (37.5% net revenue interest) in mineral leases of approximately 4,000 acres in the Kreyenhagen Trend and Joaquin Basin assumed all of the liabilities associated with the leases.

Pursuant to the Amendment, in consideration for a reduction in working interest from 50% to 20% and in consideration for a reduction in net revenue interest from 37.5% to 14%, Xploration will do the following as increased compensation to Joaquin:

The total expenses that Xploration will pay on behalf of Joaquin associated with the mineral leases will exceed $1,100,000. Joaquin will get a full carry on the first well drilled.

The following is a list of the expenses Xploration shall pay on behalf of Joaquin:

  Pay all GG&A, estimated to be in excess of $300,000, as determined by Xploration of the leases for the period October 1, 2011 through September 30, 2012.
  Pay all lease rentals, estimated to be in excess of $284,000, due for the period October 1, 2011 through September 30, 2012.
  Pay all expenses through completion of the first well planned to be on a lease preselected by the geological team (but at Xploration’s election to be drilled on any of the leases), the cost of which is estimated to be in excess of $500,000 (“First Farmin Well”), such well anticipated to be commenced during the period October 1, 2011 through September 30, 2012.
  In the event Xploration has not commenced drilling the First Farmin Well within the timeframe as referenced in 3. above, then the time period within which Xploration may drill the First Farmin well may be further extended for an additional twelve month period ending September 30, 2013 at Xploration’s sole discretion, by Xploration giving no less than thirty days notice to Joaquin prior to October 1, 2012 and the same conditions per the First Farmin Well only as set forth in 3. would apply to that additional twelve month period provided that the decision to drill a well pursuant to 3. above and this clause 4. rests in the sole and absolute discretion of Xploration.

As mentioned above, we issued 2,076,000 shares of convertible preferred stock in concluding the Joaquin Basin purchase agreement. The cost of the issue, $4,152,000, was based on the value of preferred stock as if converted to common stock. $4,152,000 was added to the cost of the Joaquin property.

On March 1, 2011, Joaquin Basin entered into an Operating Agreement with Solimar Energy, LLC (“Solimar”) to explore and develop the 4,000 leased acres covering extensions of the Coalinga California oil and gas field in California. The acreage is labeled as the Kreyenhagen Trend acreage is on the nose of a Coalinga anticline.

In recent months, Solimar Energy as operator has been active on the Kreyenhagen Trend Prospect. Six wells have been submitted to the State of California for permitting.

Bawden 1-24 - The well that we have a Carried Interest or Farm-in well where we will not have any expenses and we are carried 100%. Target Zone: Temblor Test

Vintage 1-17 - Temblor Test

Vintage 1-21 - Temblor Test

Den Hartog A-1 - Avenal Test

Den Hartog A-2 - Avenal Test

Den Hartog A-3 - Avenal Test

Each Drilling permit requires a Blunt Nose Lizard "study" to be conducted once in the Spring, which is currently underway by an outside service, and once again in the Fall. After the study is finalized the drilling permits can be issued and the drilling process is expected to start. We are planning to spud three exploratory wells sometime in 2013-2014.

The Geological study was conducted on the Kreyenhagen Trend as well as the Kreyenhagen Ranch. We will be provided with the information specific to the Trend acreage. This information will speak specifically to the well selection of the 6 wells listed above. We will not be charged for any expense of the study as it falls under the Amendment.

Solimar Energy is in the process of providing the finished survey to Grid Petroleum Corp imminently.

SE Jonah Prospect

Our 100% working interest in the four separate oil and gas leases no longer exists; we only have a 100% working interest in two located near the Jonah Field region, which encompasses an area of premium natural gas reserves within the Greater Green River Basin in the Rocky Mountains area of Wyoming. The Green River Basin area contains approximately 26 TCF (Trillion Cubic Feet) of natural gas, with the Jonah Field estimated to contain 7 to 10 TCF according to the Wyoming State Geological Survey. The Jonah Field currently produces from in excess of 500 wells. This well-defined region has a high success rate for drilling and completion.

We referred to our four leases in this region as the SE Jonah Prospect. These four leases were issued by the United States Department of the Interior Bureau of Land Management: #WYW158664 and #WYW158665 dated August 1, 2004, #WYW159734; and #159737 dated February 1, 2004 and we no longer have #WYW159734 and #159737. The leases covered 3,744.57 acres in the Jonah Prospect, South of the Jonah Field in the Greater Green River Basin, Wyoming. The two leases are subject to a 12.5% royalty retained by the lessor and a 5% overriding royalty retained by the seller. We acquired the leases on March 17, 2010 for $300,000 cash from a related party. We have conducted no exploration work on the properties.

The SE Jonah Prospect is located six miles southeast of the Jonah Field. The breakdown of the acreage and royalties that are owed to various parties is set forth in the table below. In June of 2012 we learned that SunCal Energy Inc. did not reinstate two leases and additionally SunCal Energy Inc. had not properly completed and submitted the assignment documentation nor paid the lease payments to the Bureau of Land Management so leases #WYW158664 and 158665 have officially been terminated and we are in the process of submitting the documentation and lease payments for #WYW158664 and 158665 so we can contain these leases.

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

No exploration work has been conducted by the Company on the properties. We are, however, in discussion with consulting groups to implement the first phase of the devised work program.

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

Item 4. Mine Safety Disclosure

N/A

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

Fiscal Year Ending March 31, 2012
Quarter Ended	High $	Low $
March 31, 2012	.029	.0054
December 31, 2011	.13	.07
September 30, 2011	.075	.0092
June 30, 2011	.13	.07

Fiscal Year Ending March 31, 2011
Quarter Ended	High $	Low $
March 31, 2011	0.14	0.01
December 31, 2010	0.3855	0
September 30, 2010	0.88	0.0001
June 30, 2010	1.675	0.0011

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

Holders of Our Common Stock

We are authorized to issue 1,500,000,000 shares of common stock with a par value of $0.001 per share. As at June 18, 2012 we had 222,958,643 shares of common stock outstanding. Our shares are held by approximately twelve (12) stockholders of record, not include those that hold their shares in street name. We are authorized to issue twenty million shares of preferred stock, par value $0.001 per share. We have 1,885,000 shares of preferred stock outstanding.

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

Recent Sales of Unregistered Securities

On August 18, 2011, 500,000 shares of common stock were issued for consulting services.

Between August 29 and September 21, 2011, 9,406,149 common shares were issued in conversion of debt to stock pursuant to an agreement with Asher Enterprises, Inc. Debt of $178,982 was offset.

Between November 28 and December 8, 2011, 11,295,545 common shares were issued in conversion of debt to stock pursuant to the agreement with Asher. Debt of $55,000 was offset.

On December 2, 2011, 12,000,000 shares were issued for consulting services.

On January 1, 2012, 3,198,528 shares were returned to treasury and cancelled in a preliminary transaction further to a consulting agreement.

Between January 1 and February 8, 2012, 12,815,862 common shares were issued at $0.008, $0.009 and $0.010 per share in elimination of $115,000 notes payable. .

On January 31, 2012, 2,076,000 shares of Preferred Series A stock were issued in completion of the agreement signed January 20, 2011, wherein the Company acquired100% of the outstanding common stock of Joaquin Basin Resources, Inc., owner of an oil & gas property. There being no market for the shares, they were valued at the prevailing market price of $0.01 for the number of post-conversion shares of common stock. The value, $4,152,000, was assigned to the cost of the Joaquin Basin oil & gas property.

On February 2, 2012, 1,684,427 shares of common stock were issued at $0.01 per share for consulting.

On January 31, 2012, 22,200,000 shares of common stock were issued at $0.01 per share in converting 111,000 shares of Series A preferred stock to common stock. The value of the common stock equated to that of the preferred stock, resulting in no gain or loss on the transaction.

As at March 31, 2012, 1,500,000,000 common shares of par value $0.001 were authorized, of which 201,944,542 were issued and outstanding, (135,241,087 as at March 31, 2011).

As at March 31, 2012, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,965,000 Series A were issued and outstanding, (nil as at March 31, 2011).

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

Results of Operations for the Years Ended March 31, 2012 and 2011

We are in the exploration stage. We have not earned any revenues since our inception. We will not be able to earn revenue unless we are able to locate oil and gas potential on our leases and exploit any reserves we may find. There is no assurance that we will be able to accomplish our business plan to produce oil and gas from our leases.

We incurred operating expenses in the amount of $502,135 for the year ended March 31, 2012 as compared with $834,271 for the year ended March 31, 2011. The decrease was primarily due to decrease in investor relations, professional fees expenses, consulting fees and other general administrative expenses. Investor relations expenses decreased from $77,383 in 2011 to $9,200 in 2012. In 2011 purchases of a commercial advertising report and research analyst coverage to gain investment market exposure began in March 2010 and we issued announcements of all the changes that occurred with Company.  We did not incur these charges in 2012. Other general administrative expense decreased from $245,546 in 2011 to $48,045 in 2012. In 2011, the increased expenses were a result of costs of changing and bringing on new management, setting up new offices and design of a new website for the Company. Professional fees have decreased from $93,698 in 2011 to $66.804 in 2012 primarily due to increased fees in 2011 associated with changes to the Company’s business. Consulting fees decreased from $391,430 in 2012to $373,144.

We incurred a net loss from operations in the amount of $502,135 for year ended March 31, 2012, as compared with $834,271for the year ended March 31, 2011.

Liquidity and Capital Resources

We had total current assets in the amount of $25,416 as of March 31, 2012. We had current liabilities of $530,216 as of March 31, 2012. We had a working capital deficit of $504,800 as of March 31, 2012.

We used net cash of $442,110 in operating activities for the year ended March 31, 2012. Our net loss was the major contributing factor to our negative operating cash flow.

We used net cash of $4,151,776 in investing activities for the year ended March 31, 2012 mainly for the purchase of our oil and gas properties.

Financing activities provided $4,604,292 for the year ended March 31, 2012, mainly as the result of the issuance of preferred stock to finance the purchase of our oil and gas properties.

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

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

Going Concern

The Company has experienced losses since inception into an exploration stage March 31, 2009:

a.	$173,275 in the exploration stage to March 31, 2009
b.	$123,849 in the development stage in the year ended March 31, 2010
c.	$834,271 in the exploration stage in the year ended March 31, 2011
d.	$621,640 in the exploration stage in the year ended March 31, 2012

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

The Company does not have sufficient cash to fund its desired exploration for the next twelve months. The Company has arranged financing as described in the Company’s financial statements and intends to draw upon this financing arrangement to fund administration and exploration. This financing may be insufficient to fund expenditures or other cash requirements required to find, develop and exploit oil and reserves to the point of profitable operations. These can be no assurance the Company will be successful in finding oil and gas reserves. The Company plans to seek additional financing if necessary in private or public equity offering to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

These financial statements do not give effect to adjustments to the amounts and classification to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of March 31, 2012 and 2011;
F-3	Consolidated Statements of Operations for the Three Months Ended March 31, 2012, the Years Ended March 31, 2012 and 2011 and for the Period from March 31, 2009 to March 31, 2012 (cumulative exploration stages from inception);
F-4	Consolidated Statement of Stockholders’ Deficit as of March 31, 2012;
F-5	Consolidated Statements of Cash Flows for the Years Ended March 31, 2012 and 2011 and for the Period from March 31, 2009 to March 31, 2012 (cumulative exploration stages from inception);
F-6	Notes to Consolidated Financial Statements

 Report of Independent Registered Public Accounting Firm

Board of Directors

Grid Petroleum Corporation

I have audited the accompanying consolidated balance sheet of Grid Petroleum Corporation (an Exploration Stage Company) and Subsidiaries as of March 31, 2012 and March 31, 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and for the period from inception March 31, 2009 through March 31, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grid Petroleum Corporation and Subsidiaries as of March 31, 2012 and March 31, 2011 and the results of its operations, stockholders’ deficit, and cash flows for the years then ended, and for the period since inception March 31, 2009 through March 31, 2012, in conformity with accounting principles generally accepted in United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. As disclosed in Note 2 to the consolidated financial statements, the Company has experienced losses in the exploration stages and development stage, and has limited business operations which raise substantial doubt about its ability to continue as going concern. Management’s plans in regard to this matter are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainly.

/ s / John Kinross-Kennedy, CPA

John Kinross-Kennedy, CPA

Irvine, California

June 25, 2012

GRID PETROLEUM CORP.

(formerly SUNBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Balance Sheet

as at March 31, 2011 and 2012

	March 31,	March 31,
	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$25,416	$15,010

Property & Equipment (Note 3)	49	526

Other Assets
Oil & Gas Properties (Note 4)	7,112,000	7,785,334
Rights to Future Exploration Costs (Note 4)	4,825,334	—
	11,937,334	7,785,334

Total Assets	$11,962,799	$7,800,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$349,000	$294,000
Accrued Liabilities	—	3,568
Notes Payable	61,491	65,000
Officer Loans	119,725	48,475

Total Liabilities	530,216	411,043

Stockholders' Equity
Preferred Stock, $0.001 par value; authorized 20,000,000 shares; issued and outstanding (Nil) shares as at March 31, 2011 1,965,000 shares as at March 31, 2011	1,965	—
Common Stock, $0.001 par value; authorized 1,500,000,000 shares; issued and outstanding: 135,241,087 shares as at March 31, 2011 201,944,542 shares as at March 31, 2012	$201,945	135,241
Additional Paid-in Capital	12,977,564	8,381,837
Accumulated (Deficit) during Exploration Stages	(1,629,186)	(1,007,546)
Accumulated (Deficit) during Development Stage	(123,849)	(123,849)
Accumulated Other Comprehensive Income	4,144	4,144

Total Stockholders' Equity	11,432,583	7,389,827

Total Liabilities and Stockholders' Equity	$11,962,799	$7,800,870

GRID PETROLEUM CORP. (formerly SUBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Statement of Operations and Comprehensive Loss

					Cumulative
					Exploration
					Stages
					from inception
					March 31, 2009
	For the three months ended		For the year ended		March 31,
	2012	2011	2012	2011	2012
Revenue
Produce Sales	$—	$—	$—	$—	$—

Operating Income	—	—	—	—	—

General and Administrative Expenses:
Interest Expense	—	610	4,649	3,730	8,989
Investor Relations	3,000	—	9,200	77,383	89,753
Depreciation	30	—	253	190	2,709
Professional Fees	27,553	21,029	66,804	93,698	260,005
Consulting	174,244	95,000	373,144	391,430	763,284
Salaries and Benefits	—	—	—	22,294	22,294
Other General and Administrative	12,306	176,559	48,085	245,546	362,647

Total Expenses	217,133	293,198	502,135	834,271	1,509,681
Net Loss from Operations	(217,133)	(293,198)	(502,135)	(834,271)	(1,509,681)

Other Comprehensive Income and (Loss)
Foreign Currency Translation		662	—	—	4,144
Loss on elimination of convertible notes	(106,826)		(293,198)		(119,505)
	(106,826)	662	(119,505)	—	(115,361)

Net Loss and Comprehensive Loss for the Period	(323,959)	(292,536)	(621,640)	(834,271)	(1,625,042)

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding, Basic and Diluted	190,812,868	111,941,087	152,925,299	81,426,855

GRID PETROLEUM CORP.

( formerly SUNBERTA RESOURCES INC.)

(An Exploration Stage Company) Consolidated Statement of Stockholders' Equity

For the period from formation, (September 19, 2006), to March 31, 2012

							Deficit	Deficit
						Accumulated	Accumulated	Accumulated
					Additional	Other	during the	during the	Total
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Exploration	Development	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stages	Stage	Equity

Beginning balances, September 19, 2006	52,000,000	$26,000	$—	—	$—	$—	$—	$—	$26,000
Shares issued pursuant to subscriptions November 15, 2006 at $0.0005	25,500,000	25,500							25,500
Shares issued for acquisition of subsidiary at $0.05	2,000	107							107
Shares issued pursuant to subscriptions March 30, 2007	4,540,000	22,700							22,700
Non-cash use of premises contributed by a director					2,250				2,250
Net (loss) for the period						(857)	(31,138)		(31,995)
Balances March 31, 2007	82,042,000	$74,307	$—	—	$2,250	$(857)	$(31,138)	$—	$44,562

Non-cash use of premises contributed by a director					6,000				6,000
Net income (loss) for the year						5,152	(82,075)		(76,923)
Balances March 31, 2008	82,042,000	$74,307	$—	—	$8,250	$4,295	$(113,213)	$—	$(26,361)

Non-cash use of premises contributed by a director					6,000				6,000
Net income (loss) for the year						504	(60,062)		(59,558)
Balances March 31, 2009	82,042,000	$74,307	$—	—	$14,250	$4,799	$(173,275)	$—	$(79,919)

Non-cash use of premises contributed by a director					5,000				5,000
Forgiveness of shareholder's loan					27,500				27,500
Forgiveness of fees payable to a consultant					3,813				3,813
Legal fees paid by a shareholder					3,569				3,569
Shares issued pursuant to subscriptions March 9, 2010 at $0.40	1,250,000	1,250			498,750				500,000
Excess of price paid to related party for oil & gas properties over related party's cost					(220,000)				(220,000)
Stock cancelled March 17, 2010	(18,002,000)	(10,267)			10,267				—
Imputed interest on shareholder's loan					2,318				2,318
Net (loss) for the year						(655)		(123,849)	(124,504)
Balances March 31, 2010	65,290,000	$65,290	$—	—	$345,467	$4,144	$(173,275)	$(123,849)	$117,777

Shares issued pursuant to agreement May 14, 2010 at $1.48 and;	134,420	134			199,866				200,000
September 28, 2010 at $0,75	266,667	267			199,733				200,000
Shares issued for consulting, June 30, 2010 at $0.82	50,000	50			40,900				40,950
Shares issued for consulting, Oct. 18, 2010 at $0.39	50,000	50			19,450				19,500
Shares issued for consulting, Nov. 15, 2010 at $0.39	150,000	150			58,350				58,500
Shares issued to retire debt Feb. 1, 2011 at $0.05	1,300,000	1,300			62,171				63,471
Shares issued for services Jan. 3, 2011 at $0.02	6,000,000	6,000			87,000				93,000
Shares issued for acquisition of subsidiary AT $0.12	62,000,000	62,000			7,368,900				7,430,900
Net (loss) for the year							(834,271)		(834,271)
Balances March 31, 2011	135,241,087	$135,241	$—	—	$8,381,837	$4,144	$(1,007,546)	$(123,849)	$7,389,827

Consulting fees issued by shares August 18, 2011	500,000	500			14,500				15,000
Conversion of debt to stock Aug. 29-Sep. 21, 2011	9,406,149	9,406			169,527				178,933
Conversion of debt to stock Nov. 28-Dec. 8, 2011	11,295,545	11,296			76,518				87,814
Service fees issued by shares December 2, 2011	12,000,000	12,000			84,000				96,000
Shares returned Treasury- preliminary transaction	(3,198,528)	(3,199)			3,199				—
Conversion of debt to stock Jan. 6-Feb. 9, 2012	12,815,862	12,816			104,988				117,804
Consulting fees issued by shares February 2, 2012	1,684,427	1,685			15,160				16,845
Preferred stock issued in acquiring subsidiary			2,076,000	2,076	4,149,924				4,152,000
Preferred Stock converted to common	22,200,000	22,200	(111,000)	(111)	(22,089)				—
Net (loss) for the year							(621,640)		(621,640)

Balances, March 31, 2012	201,944,542	201,945	1,965,000	1,965	12,977,564	4,144	(1,629,186)	(123,849)	11,432,583

GRID PETROLEUM CORP. ( formerly SUNBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Statement of Cash Flows

			Cumulative from
			inception of
			Exploration Stages
	For the Year Ended		March 31, 2009
	March 31,		to March 31,
	2012	2011	2012
Cash flows from operating activities:
Net (loss) in the exploration stages	$(621,640)	$(834,271)	$(1,509,681)
Net (loss) in the development stage			(123,849)
Adjustments to reconcile net loss to net cash used by operating activities:
Donated Expenses, retirement of debt			33,544
Donated Services			19,250
Depreciation	253	190	708
Imputed Interest		50
Consulting fees paid in shares	127,845		127,845
Change in operating assets and liabilities:
Pre-paid deposits		6,373
Accounts payable	55,000	288,625	349,000
Accrued liabilities	(3,568)	(27,580)
Net cash (used by) operating activities	(442,110)	(566,613)	(1,103,183)

Cash flows from investing activities
Purchase/Disposal of fixed assets	224		(757)
Purchase of oil & gas properties	(4,152,000)	(7,705,334)	(11,937,334)
Net cash provided by (used by) investing activities	(4,151,776)	(7,705,334)	(11,938,091)

Cash flows from financing activities:
Proceeds (repayment) of officers' loans	71,250	48,475	119,725
Common stock issued for cash		400,000	948,200
Proceeds of Notes Payable	61,491	65,000	377,239
(Repayment) of Notes Payable	(65,000)	(61,020)	(315,748)
Common stock issued to finance purchase of acquisition of oil and gas properties		7,430,900	7,430,900
Preferred stock issued to finance purchase of acquisition of oil and gas properties	4,152,000		4,152,000
Excess of purchase over cost			(220,000)
Issue of common stock to retire debt	384,551	63,471	448,022
Common stock issued to finance services		211,900	241,713
Net cash provided by financing activities	4,604,292	8,158,726	13,182,051
Effect of exchange rates on cash			4,144

Net increase (decrease) in cash	10,406	(113,221)	144,921
Cash, beginning of the period	15,010	128,231	—
Cash, end of the period	$25,416	$15,010	$144,921

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of accounts payable-related parties		$7,382	$7,382
Forgiveness of shareholder's loan		$27,500	$27,500
Swap of a portion of oil & gas properties for rights to future exploration costs	$4,825,334		$4,825,334
	4,825,334	34,882	4,860,216

GRID PETROLEUM CORP.

(formerly SUNBERTA RESOURCES, INC.)

(A development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012

(Expressed in US Dollars)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Grid Petroleum Corp. (the “Company”) was incorporated in the State of Nevada with the name Sunberta Resources Inc. on November 15, 2006. The Company moved through the exploration stage and the development stage and is currently in the exploration stage once more. Its principal business is the acquisition and exploration of mineral claims and oil & gas properties.

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

On January 20, 2011, the Company entered into a Share Exchange Agreement (the “Agreement”) with a Nevada corporation, Joaquin Basin Resources Inc.,( “Seller”), and its stockholders, (“Selling Shareholders”). Pursuant to the provisions of the Agreement, the Company issued to the Selling Shareholders (i) 62,000,000 shares of Company common stock and (ii) 2,076,324 shares of convertible preferred stock, in exchange for the transfer and delivery to the Company by the Selling Shareholders of the 62,000,000 shares of common stock issued by the Seller, which were all of the issued and outstanding securities of the Seller. As a result of the related transaction on February 1, 2011, the Seller became a wholly owned subsidiary of the Company. The issue of preferred stock was delayed until February 2012. None of the parties to the Agreement is a related person.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Sunberta Alberta, Grid Petroleum Ltd. (“Grid UK”) and Joaquin Basin Resources, Inc. All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

As at March 31, 2012 the Company had $25,416 in cash, ($15,010 in 2011). “Cash Equivalents” comprise certain highly liquid instruments with maturity of three months or less when purchased. As at March 31, 2012 and 2011, the Company did not have any cash equivalents.

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

Oil and Gas Properties and Exploration Expenses

Oil and gas property acquisition costs are capitalized and carried at cost. Exploration and development costs are accounted for on the successful-efforts method, whereby the costs related to successful projects are capitalized and all costs incurred as a result of unsuccessful projects are expensed when it is determined that the exploration efforts on that property are unsuccessful. As at March 31, 2012, the Company has not incurred any exploration or development costs on its oil and gas properties. The Company will periodically analyze exploration efforts, once exploration on its oil and gas properties has commenced, to determine which projects have been unsuccessful in establishing proved reserves. The costs of unsuccessful project will be expensed.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair Value is generally determined using a discounted cash flow analysis. As at March 31, 2012, the Company does not believe any adjustment for impairment is required.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs in corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at March 31, 2012.

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives as follows:

Computer equipment	3 years

Foreign Currency

The operations of the company were located in Canada until February 2010. Management of the Company was then carried on in England until the focus of the Company switched to its mineral leases in Wyoming, and later in California, in mid-2010. Operations are now controlled from the United States. The Company maintains US Dollar, UK Pound Sterling (“GBP”) and Canadian Dollar bank accounts. The functional currency was the Canadian Dollar until February 2010. Effective February 2010 the functional currency has been the US Dollar. Transaction in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in the functional currency are translated at the average exchange rate. Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into US Dollars.

Advertising Expenses

Advertising costs are expensed as incurred. The Company has not incurred any advertising costs in the years ended March 31, 2012 and 2011.

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

Loss Per Share

Basic earning (loss) per share of common stock is computed by dividing the net earning (loss) by the weighted average number of common shares outstanding during the period after giving retroactive effect to the forward stock split effected on January 14, 2008 (see Note 12.) Diluted earnings (loss) per share is equal to the basic per share for the years ended March 31, 2012 and 2011. Common stock equivalents are not computed since they are anti-dilutive, the company being in a loss position.

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable and accrued liabilities at March 31, 2012 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

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

Recent Accounting Pronouncements

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment is applicable to fiscal years beginning after December 15, 2011. Early application is permitted. The Company does not expect this ASU has a material impact on its financial position or carrying value of its intangible assets at this time.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have a material impact on its results of operations or financial position.

2. BASIS OF PRESENTATION- GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since inception into an exploration stage March 31, 2009:

a.	$173,275 in the exploration stage to March 31, 2009
b.	$123,849 in the development stage in the year ended March 31, 2010
c.	$834,271 in the exploration stage in the year ended March 31, 2011
d.	$621,640 in the exploration stage in the year ended March 31, 2012

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

3. FIXED ASSETS

Fixed assets consist of the following:

	March 31,
	2012	2011
Computer Equipment	$758	$758
Accumulated Depreciation	(709)	(190)
	$49	$526

4. OIL AND GAS PROPERTIES

The Company has oil and gas properties in Wyoming and California.

Wyoming.

Oil and gas properties in Wyoming that cost $85,334 consist of four leases issued by the United States Department of the Interior Bureau of Land Management, #WYW158664 and #WYW158665 dated August 1, 2004, #WYW159734 and #159737 dated February 1, 2004. These leases cover 3,744.57 acres in the Jonah Prospect, South of the Jonah Field in the Greater Green River Basin, Wyoming. These leases are subject to a 12.5% royalty retained by the lessor and 5% overriding royalty retainer by the seller. The leases were acquired by the Company March 17, 2010 for $300,000 cash from a related party. The related party had paid $80,000 to paid-in capital by the remaining $220,000. No exploration work has been conducted by the Company on the properties to March 31, 2012. In June 2012 we just learned that the seller had not properly completed and submitted the assignment documentation nor paid the lease payments to the Bureau of Land Management so leases #WYW159734 and 159737 have officially been terminated and we are in the process of submitting the documentation and lease payments for #WYW158664 and 158665 so we can contain these.

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

California.

On January 20, 2011 the Company purchased, through its subsidiary Joaquin Basin Resources Inc., a 50% working interest (37% net revenue interest) in a mineral lease on 4,000 acres in Kings and Fresno counties in California. The lease was initially recorded at the cost of issuing 62,000,000 common shares. The agreement also required an issue of 2,076,334 preferred shares.

On November 21, 2011 a portion of the interest in the lease was swapped for a future “carry’ of exploration costs and administration of the lease. Grid’s 50% working interest (37.5% net revenue interest) was reduced to 30% and 14% respectively. The co-lessee, is the obligor under the agreement. Future exploration costs include the operating “carry” costs of the lease and drilling costs of the first well, named “First Farmin Well”. The exploration costs were valued based on the percentage reduction in net revenue interest. A reduction of $4,825,334 in the value of the Joaquin Basin property was recorded.

On January 20, 2011, 2,076,000 shares of convertible preferred stock were issued in concluding the Joaquin Basin purchase agreement. The cost of the issue, $4,152,000, was based on the value of preferred stock as if converted to common stock. $4,152,000 was added to the cost of the Joaquin property. The total cost, $7,026,666, was reflected in a volumetric analysis.

Volumetric calculations of the 30% lease (14% net revenue) were conducted by a geologist and valuation determined using a “P10” factor, i.e. a 10% recovery rate, at a value for oil of $100 per barrel, which equated to net revenue of approximately $20,000,000, ($15,800,000 after landowner’s share). The P factor was further reduced by management by approximately 50%, based on company estimates of recoverability, resulting in an approximate value of $7,700,000.

	Contribution Value:
	Proved	Unproved	Total
Shallow Oil Field	0	0	0
Unconventional Acreage	$7,026,666	$85,334	$7,112,000

Impairment of the properties from their recorded acquisition values was considered at March 31, 2012. Management considered that there were no changes in circumstances that would warrant impairment from the estimated values indicated by geological reports.

5. ACCOUNTS PAYABLE

Accounts Payable at March 31, 2012 consists of:

Due to Syndication	$80,000
Due to Xploration Inc.	269,000
$349,000

Syndication is a consortium of consultants under a contract described in Note 14.

Xploration Inc. is an oil & gas consultant that provided services associated with the purchase of the Joaquin Basin property.

6. NOTE PAYABLE

	March 31,
	2012	2011
Asher Enterprises, Inc.	0	$65,000
Special Situations Fund One	61,491	0
	$61,491	$65,000

Asher Note. On February 24, 2011 the Company entered into a Securities Purchase Agreement with Asher Enterprises Inc., an accredited investor, for the sale of Convertible Promissory Notes in the aggregate principal amount of $65,000 at 8% interest. The proceeds were to be used for general working capital purposes. The notes were convertible into shares of common stock beginning 180 days from the date of the note at a conversion price of 61% of the average of the lowest three trading prices of Company common stock during the ten trading days of the OTCBB preceding the conversion date. The notes were eliminated by conversion to common stock in August and September of 2011.

A further $252,000 was advanced during the year in a series of notes having similar characteristics. $40,000 was eliminated in a debt swap and the balance eliminated by conversion to common stock. In eliminating the notes, a total of 33,517,556 shares was issued, and a loss of $119,505 was recorded.

Special Situation Fund One Note. On March 12, 2012 the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was swapped to Special Situations Fund One for the Asher note plus $21,490.90, total $61,490.90. The notes have the same characteristics as the Asher note described above.

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

The company issued 401,067 shares under the agreement during the fiscal year ended March 31, 2011, realizing $400,000.

8. RELATED PARTY TRANSACTIONS

Related party transaction not disclosed elsewhere in the consolidated financial statements are as follows:

On March 8, 2010 the Company entered an employment agreement with the newly-appointed President, James Powell. Pursuant to terms of the terms of the agreement, the President will receive a base salary of $5,000 per month. The employment agreement will continue indefinitely subject to termination by either party without cause on 30 days’ notice.

On March 8, 2010 the Company entered an employment agreement with the newly-appointed, Chairman of the Board Tim DeHerrera. Pursuant to terms of the terms of the agreement, Mr. DeHerrera will receive a base salary of $8,000 per month with an incremental rise of $500 per quarter until an amount of $10,000 per month is achieved. The employment agreement will continue indefinitely subject to termination by either party without cause on 30 days’ notice.

On March 8 2010 the Company’s new Chairman of the Board, Tim DeHerrera, agreed to acquire 6,000,000 shares of the former CEO’s shares at $0.02 per share. The new CEO’s shares were be held in escrow in the form of eight certificates each representing 750,000 shares and were released between April 30, 2010 and March 5, 2012 ( a minimum of twenty-one months from the first release date).

On December 2, 2011 pursuant to an employment and consulting agreement, the Chairman of the Board Tim DeHerrera was issued 12,000,000 restricted common shares.

The Company is indebted to its officers as follows:

	March 31,
	2012	2011
James Powell - President	$48,375	$22,600
Tim DeHerrera - Chairman of the Board	71,350	25,875
	$119,725	$48,475

The amounts consist of unpaid salary and advances made on behalf of the Company. There have been no repayments. The loans carry no interest, are unsecured, are due on demand and have no maturity.

9. FINANCIAL STATEMENT PRESENTATION

Deficits have been aggregated in the past according to time period rather than by development/exploration periods. The statement of equity has been revised to show separate aggregations of development stage and exploration stage deficits. The aggregations are reflected on the balance sheet and statement of operations. Prior year nomenclature and aggregations are modified accordingly.

10. MANAGEMENT CHANGES

On December 2, 2011 the President of the Company, James Powell, approved Tim DeHerrera as Chairman of the Board and sole director.

11. PREFERRED STOCK

On January 25, 2011 the Company filed an amendment to its Nevada Certificate of Designation to create two new series of stock:

  Ten million Preferred Series A par value $0.001 and;
  Ten million Preferred Series B par value $0.001.

The preferred stock may be converted at will to common stock in the ratio of 0.005 preferred to one common.

On January 31, 2012, 2,076,000 shares of Preferred Series A stock were issued in completion of the agreement signed January 20, 2011, wherein the Company acquired100% of the outstanding common stock of Joaquin Basin Resources, Inc., owner of an oil & gas property. There being no market for the shares, they were valued at the prevailing market price of $0.01 for the number of post-conversion shares of common stock. The value, $4,152,000, was assigned to the cost of the Joaquin Basin oil & gas property.

On January 31, 2012 111,000 shares of Series A Preferred Stock were converted to 22,200,000 shares of common stock at the conversion ratio of .005 preferred to 1 common. The stocks exchanged had equal value, resulting in no gain or loss on the transaction.

As at March 31, 2012, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,965,000 Series A were issued and outstanding, (nil as at March 31, 2011).

12. COMMON STOCK

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

On May 14 and September 28, 2010, 134,420 and 266,667 shares respectively were issued at $0.48 pursuant to a securities purchase agreement. $400,000 cash was realized.

Pursuant to consulting agreements with two advisors, common stock was issued for services:

Date Issued	Shares	Price Per Share	Expense
June 30, 2010	50,000	$0.82	Consulting $40,950
October 18, 2010	50,000	$0.39	Consulting $19,500
November 15, 2010	150,000 s	$0.39	Consulting $58,500

On January 3, 2011, 6,000,000 shares of restricted common stock were issued for services at $0.02 per share. An expense of $93,000 was recorded.

On February 1, 2011, 1,300,000 shares of common stock were issued at $0.05 per share in retirement of debt of $63,471. The loss on the transaction was de minimus.

On February 1, 2011, 62,000,000 shares of common stock were issued at $0.12 per share in exchange for stock of a subsidiary, acquiring an oil and gas property of 7,368,900. See Note 1.

On August 18, 2011, 500,000 shares of common stock were issued at $0.10 per share for consulting. An expense of $15,000 was recorded.

Between August 29 and September 21, 2011, 9,406,149 common shares were issued at $0.01, $0.02 and $0.03 per share in elimination of $55,000 notes payable. A loss of $32,814 was recorded.

Between November 28 and December 8, 2011, 11,295,545 common shares were issued at $0.10, $0.006 and $0.008 per share in elimination of $55,000 notes payable. A loss of $32,814 was recorded.

On December 2, 2011, 12,000,000 shares were issued for consulting at $0.008 per share. An expense of $96,000 was recorded.

On January 1, 2012, 3,198,528 shares were returned to Treasury and cancelled in a preliminary transaction further to a consulting agreement.

Between January 1 and February 8, 2012, 12,815,862 common shares were issued at $0.008, $0.009 and $0.010 per share in elimination of $115,000 notes payable. A loss of $2,803 was recorded.

On February 2, 2012, 1,684,427 shares of common stock were issued at $0.01 per share for consulting. An expense of $16,845 was recorded.

On January 31, 2012, 22,200,000 shares of common stock were issued at $0.01 per share in converting 111,000 shares of Series A preferred stock to common stock. The value of the common stock equated to that of the preferred stock, resulting in no gain or loss on the transaction.

As at March 31, 2012, 1,500,000,000 common shares of par value $0.001 were authorized, of which 201,944,542 were issued and outstanding, (135,241,087 as at March 31, 2011).

13. INCOME TAXES

The Company is subject to United States income taxes, Canadian income taxes (to the extent of its operations in Canada) and UK income taxes (to the extent of its operations in the UK). The Company has no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2012	2011
Loss for the year	$(621,240)	$(834,271)
Average statutory tax Rate	35%	35%
Expected income tax Provision	$0	$0

Significant components of deferred income tax assets are as follows:

	2012	2011
Deferred Tax Credit	$612,150	$394,500
Valuation allowance	(612,150)	(394,500)
Net Deferred Income Tax Assets	$0	$0

The increase in valuation allowance for the year ended March 31, 2012 was $217,650 because there is no assurance the Company will be able to utilize the losses carried forward.

The Company has net operating losses carried forward of approximately $1,749,000 for tax purposes which will expire beginning in 2028 unless utilized earlier.

The fiscal years ended March 31, 2012, 2010, 2009 and 2008 are open for audit.

14. COMMITMENTS

Effective March 31, 2010, the Company was committed to payment of 100,000 shares per year to each of two consultants, payable in quarterly installments of 25,000 shares, the first installment due June 30, 2010. The advisors will also be paid $1,000 per day for attending meetings of the Company’s committee of advisors and $1,000 per day for services to be provided as needed. The agreements may be terminated by either party without notice.

15. LOSS CONTINGENCIES, LEGAL PROCEEDINGS

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

16. SUBSEQUENT EVENTS

Events subsequent to June 23, 2011 have been evaluated through June 25, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events to be disclosed.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending March 31, 2011.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of March 31, 2012, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at March 31, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2013, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and director and their ages are as follows:

Name	Age	Position Held with the Company
James Powell	42	President, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Steve Olsen	59	Executive Vice President
Tim DeHerrera	54	Chairman and Director

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

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
James Powell, President and Director	1	0	0
Steve Olsen, Executive Vice President	0	0	1
Tim DeHerrera, Chairman and Director	1	1	0

Code of Ethics

As of March 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended March 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Powell President, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2012 2011	60,000 15,000	- -	32,750 -	- -	- -	- -	- -	92,750 15,000
Tim DeHerrera Chairman and Director	2012 2011	75,000 7,500	- -	100,800 -	- 93,000	- -	- -	- -	175,800 100,500

Narrative Disclosure to the Summary Compensation Table

On March 8, 2010 the Company entered an employment agreement with the newly-appointed President, James Powell. Pursuant to terms of the terms of the agreement, the President will receive a base salary of $5,000 per month. The employment agreement will continue indefinitely subject to termination by either party without cause on 30 days’ notice.

On March 8, 2010 the Company entered an employment agreement with the newly-appointed, Chairman of the Board Tim DeHerrera. Pursuant to terms of the terms of the agreement, Mr. DeHerrera will receive a base salary of $8,000 per month with an incremental rise of $500 per quarter until an amount of $10,000 per month is achieved. The employment agreement will continue indefinitely subject to termination by either party without cause on 30 days’ notice.

On December 2, 2011 pursuant to an employment and consulting agreement, the Chairman of the Board Tim DeHerrera was issued 12,000,000 restricted common shares.

The Company is indebted to its officers as follows:

	March 31,
	2012	2011
James Powell - President	$48,375	$22,600
Tim DeHerrera - Chairman of the Board	$71,350	$25,875
	$119,725	$48,475

The amounts consist of unpaid salary and advances made on behalf of the Company. There have been no repayments. The loans carry no interest, are unsecured, are due on demand and have no maturity.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2012.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended March 31, 2012.

Stock Option Plans

We did not have a stock option plan as of March 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 18, 2012, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
James Powell	Common Stock	2,500,000	1.13%
Steve Olsen	Common Stock	0	0
Tim DeHerrera	Common Stock	16,647,590	7.46%
DIRECTORS AND OFFICERS – TOTAL		19,147,590	8.58%

5% SHAREHOLDERS
Premier Global Corp. World Trade Center 1 10 Route De L’aeroport PO Box 691 Geneva CH-1215	Common Stock	23,401,087	10.49%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 222,958,643 shares of common stock issued and outstanding for the company as of June 18, 2012.
21

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles of Incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), and in the footnotes to the Company’s financial statements for the year ended March 31, 2012 and 2011, since March 31, 2011 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$5,000	—	—	—
2012	$6,000	—	—	—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Separation Agreement, dated December 3, 2010(2)
10.2	Share Exchange Agreement by and among Grid Petroleum Corp., on the one hand, and Joaquin Basin Resources Inc. and its shareholders, on the other hand(3)
10.3	Loan Agreement dated March 26, 2008 with Green Shoe Inc.(4)
10.4	Agreement for Conversion of Indebtedness to Common Stock dated January 28, 2011 with Syndication Capital LLC(4)
10.5	Form of Securities Purchase Agreement(5)
10.6	Form of Convertible Promissory Note(5)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Schlumberger report(6)
99.2	Initial Technical Review(7)
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on March 27, 2008.
[2]	Incorporated by reference to the Form 8-K filed on December 7, 2010
[3]	Incorporated by reference to the Form 8-K filed on January 25, 2011
[4]	Incorporated by reference to the Form 8-K filed on February 4, 2011
[5]	Incorporated by reference to the Form 8-K filed on March 10, 2011
[6]	Incorporated by reference to the Current Report on Form 8-K/A filed on April 19, 2010.
[7]	Incorporated by reference to the Current Report on Form 8-K/A filed on June 2, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grid Petroleum Corp.

By:	/s/ James Powell
James Powell President, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James Powell
James Powell President, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 27, 2012
By:	/s/ Tim DeHerrera
Tim DeHerrera Chairman and Director
June 27, 2012

