Form 10-K/A
period 2012-03-31
Grid Petroleum Corp.
filed 2012-06-29
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Grid Petroleum, Corp. (the “Company”) for the year ended March 31, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on June 27, 2012. The Amendment revises Part I, Our Business and Financial Note #4 of the Original filing pertaining the Company’s agreement with Xploration, Inc.”

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

2

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

As mentioned above, we issued 2,076,000 shares of convertible preferred stock in concluding the Joaquin Basin purchase agreement. The cost of the issue, $4,152,000, was based on the value of preferred stock as if converted to common stock. $4,152,000 was added to the cost of the Joaquin property, including liabilities assumed in the November 21, 2011 agreement with Xploration Inc.

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

On November 21, 2011 a portion of the interest in the lease was swapped for a future “carry’ of exploration costs and administration of the lease. Grid’s 50% working interest (37.5% net revenue interest) was reduced to 30% and 14% respectively. The co-lessee, Xploration Inc. , is the obligor under the agreement. Future exploration costs include the operating “carry” costs of the lease and drilling costs of the first well, named “First Farmin Well”. The exploration costs were valued based on the percentage reduction in net revenue interest. A reduction of $4,825,334 in the value of the Joaquin Basin property was recorded.

On January 20, 2011, 2,076,000 shares of convertible preferred stock were issued in concluding the Joaquin Basin purchase agreement. The cost of the issue, $4,152,000, was based on the value of preferred stock as if converted to common stock. $4,152,000 was added to the cost of the Joaquin property, including liabilities assumed in the November 21, 2011 agreement with Xploration Inc. The total cost, $7,026,666, was reflected in a volumetric analysis.

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
22

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
June 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James Powell
James Powell President, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 29, 2012
By:	/s/ Tim DeHerrera
Tim DeHerrera Chairman and Director
June 29, 2012

