Form 10-Q
period 2012-06-30
Grid Petroleum Corp.
filed 2012-08-13
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 236,123,987 shares as of August 7, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012 (unaudited)
F-2	Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 and period from March 31, 2009 (Inception) to June 30, 2012 (unaudited)
F-3	Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011 and period from March 31, 2009 (Inception) to June 30, 2012 (unaudited)
F-4	Notes to Consolidated Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

GRID PETROLEUM CORP.

(formerly SUNBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Balance Sheet

as at June 30, 2012 and March 31, 2012

Unaudited - Prepared by Management

	June 30,	March 31,
	2012	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$14,580	$25,416

Property & Equipment (Note 3)	—	49

Other Assets
Oil & Gas Properties (Note 4)	7,112,000	7,112,000
Rights to Future Exploration Costs (Note 4)	4,825,334	4,825,334
	11,937,334	11,937,334

Total Assets	$11,951,914	$11,962,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$369,000	$349,000
Notes Payable	145,221	61,491
Officer Loans	154,725	119,725
	668,946	530,216

Total Liabilities	668,946	530,216

Stockholders' Equity
Preferred Stock, $0.001 par value; authorized 20,000,000 shares 1,885,000 shares as at June 30, 2012 1,965,000 shares as at March 31, 2012	1,885	1,965
Common Stock, $0.001 par value; authorized 1,500,000,000 shares; issued and outstanding: 222,958,643 shares as at June 30, 2012 201,944,542 shares as at March 31, 2012	$222,959	201,945
Additional Paid-in Capital	13,006,771	12,977,564
Accumulated (Deficit) during Exploration Stages	(1,828,942)	(1,629,186)
Accumulated (Deficit) during Development Stage	(123,849)	(123,849)
Accumulated Other Comprehensive Income	4,144	4,144

Total Stockholders' Equity	11,282,968	11,432,583

Total Liabilities and Stockholders' Equity	$11,951,914	$11,962,799

GRID PETROLEUM CORP.

(formerly SUBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Statement of Operations

Unaudited - Prepared by Management

	For the Three months ended		Cumulative from inception March 31, 2009 through
	June 30,		June 30,
	2012	2011	2012
Revenue
Produce Sales	$—	$—	$—

Operating Income	—	—

General and Administrative Expenses:
Interest Expense	1,230	—	10,219
Exploration	40,000	—	40,000
Investor Relations, Promotion and Entertainment	—	2,200	89,753
Depreciation	49	—	2,758
Professional Fees	9,950	13,673	269,955
Consulting	127,641	22,900	890,925
Salaries and Benefits	—	—	22,294
Other Administrative Expenses	10,886	22,247	377,677
			—
Total Expenses	189,756	61,020	1,703,581
			—
Net Loss from Operations	(189,756)	61,020	(1,703,581)

Other Comprehensive Income and (Loss)
Foreign Currency Translation	—	(223)	4,144
Loss on elimination of convertible notes	—	—	(119,505)
Loan Premium	(10,000)	—	(10,000)
	(10,000)	(223)	(125,361)

Net Loss and Comprehensive Loss	(199,756)	(61,243)	(1,828,942)

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding, Basic and Diluted:	215,885,426	135,241,087

GRID PETROLEUM CORP.

(formerly SUNBERTA RESOURCES INC.)

(An Exploraton Stage Company)

Consolidated Statement of Cash Flows

(expressed in US Dollars)

Unaudited - Prepared by Management

	For the Three Months Ended		Cumulative from inception of Development Stage March 31, 2009
	June 30		to June 30,
	2012	2011	2012
Cash flows from operating activities:
Net (loss) in the development stage	$(199,756)	$(61,020)	$(1,828,942)
Net (loss) in the pre-development stage			$(123,849)
Adjustments to reconcile net loss to net cash used by operating activities:
Donated Expenses, retirement of debt			33,544
Donated Services			19,250
Depreciation	49	223	737
Change in operating assets and liabilities:			127,845
Accounts payable	20,000	20,600	369,000
Net cash (used by) operating activities	(179,707)	(40,197)	(1,402,415)

Cash flows from investing activities
Purchase of fixed assets			(737)
Purchase of oil & gas properties			(11,937,334)
Net cash (used by) investing activities	—	—	(11,938,071)

Cash flows from financing activities:
Proceeds (repayment) of stockholders' loan	35,000	(22,600)	154,725
Common stock issued for cash			948,200
Proceeds of Notes Payable	83,730	57,000	145,221
Non-cash issue of stock to finance purchase of acquisition of oil and gas properties			7,430,900
Preferred stock issued to finance purchase of acquisition of oil and gas properties			4,152,000
Non-cash excess of purchase over cost			(220,000)
Non-cash issue of stock to retire debt			448,022
Non-cash issue of stock for debt terms	10,000		10,000
Common stock issued to finance services	40,141		281,854
Net cash provided by financing activities	168,871	34,400	13,350,922

Effect of exchange rates on cash	—	(223)	4,144
Net increase (decrease) in cash	(10,836)	(5,797)	14,580
Cash, beginning of the period	25,416	15,010	—

Cash, end of the period	$14,580	$8,990	$14,580

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of accounts payable-related parties	$—	$7,382	$7,382
Forgiveness of shareholder's loan	$—	$27,500	$27,500
F-3

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

June 30, 2012

(Expressed in US Dollars)

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim financial statements as of and for the three months ended June 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end March 31, 2012 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of results for the entire year ending March 31, 2013.

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

On January 20, 2011, the Company entered into a Share Exchange Agreement (the “Agreement”) with a Nevada corporation, Joaquin Basin Resources Inc.,( “Seller”), and its stockholders,( “Selling Shareholders”). Pursuant to the provisions of the Agreement, the Company agreed to issue to the Selling Shareholders (i) 62,000,000 shares of Company common stock and (ii) 2,076,324 shares of convertible preferred stock, in exchange for the transfer and delivery to the Company by the Selling Shareholders of the 62,000,000 shares of common stock issued by the Seller, which were all of the issued and outstanding securities of the Seller. As a result of the related transaction on February 1, 2011, the Seller became a wholly owned subsidiary of the Company. The issue of preferred stock was delayed until January 21, 2012. None of the parties to the Agreement is a related person.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Sunberta Alberta and Joaquin Basin Resources, Inc.  All significant inter-company balances and transactions have been eliminated.

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at June 30, 2012, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost.  Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. At June 30, 2012, the Company is no longer in the mineral exploration business.

Oil and Gas Properties and Exploration Expenses

Oil and gas property acquisition costs are capitalized and carried at cost. Exploration and development costs are accounted for on the successful-efforts method, whereby the costs related to successful projects are capitalized and all costs incurred as a result of unsuccessful projects are expensed when it is determined that the exploration efforts on that property are unsuccessful. At June 30, 2012, the Company has not incurred any exploration or development costs on its oil and gas properties.

Advertising Expenses

Advertising costs are expensed as incurred. The Company has not incurred any advertising costs in the three months ended June 30, 2012 and 2011.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at June 30, 2012.

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

As of June 30, 2012 the Company has potentially dilutive securities outstanding in convertible debt per Note 6. The Company has also issued warrants for the purchase of common stock related to a financing agreement. These securities if exercised would be anti-dilutive, since the Company is in a loss position. They have therefore not been included in the calculation of weighted average number of shares outstanding.

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable and accrued liabilities at June 30, 2012 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with ASC No. 144, Property, Plant and Equipment.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at June 30, 2012, the Company does not believe any adjustment for impairment is required.

The Company will periodically analyze exploration efforts, once exploration on its oil and gas properties has commenced, to determine which projects have been unsuccessful in establishing proved reserves. The costs of unsuccessful projects will be expensed.

Recent Accounting Pronouncements

On June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

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

The Company has experienced losses since its inception:

a.	$173,275 in the pre-development stage to March 31, 2009
b.	$123,849 in the development stage in the year ended March 31, 2010
c.	$834,271 in the exploration stage in the year ended March 31, 2011
d.	$621,640 in the exploration stage in the year ended March 31, 2012
e.	$199,756 in the exploration stage in the three months ended June 30, 2012

Total losses: $1,952,791

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

The Company does not have sufficient cash to fund its desired exploration for the next twelve months. The Company has arranged financing and intends to draw upon this financing arrangement to fund administration and exploration. This financing may be insufficient to fund expenditures or other cash requirements required to find, develop and exploit oil and gas reserves to the point of profitable operations. There can be no assurance the Company will be successful in finding oil and gas reserves. The Company plans to seek additional financing if necessary in a private or public equity offering to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2012	March 31, 2012

Computer equipment	$758	$758
Less: Accumulated depreciation	758	709

	$0	$49

4. OIL AND GAS PROPERTIES

The Company has oil and gas properties in Wyoming and California.

Wyoming.

The 100% working interest in the four separate oil and gas leases no longer exists; company only have a 100% working interest in two located near the Jonah Field region, which encompasses an area of premium natural gas reserves within the Greater Green River Basin in the Rocky Mountains area of Wyoming. The Green River Basin area contains approximately 26 TCF (Trillion Cubic Feet) of natural gas, with the Jonah Field estimated to contain 7 to 10 TCF according to the Wyoming State Geological Survey. The Jonah Field currently produces from in excess of 500 wells. This well-defined region has a high success rate for drilling and completion.

Referred to the four leases in this region as the SE Jonah Prospect. These four leases were issued by the United States Department of the Interior Bureau of Land Management: #WYW158664 and #WYW158665 dated August 1, 2004, #WYW159734; and #159737 dated February 1, 2004 and we no longer have #WYW159734 and #159737. The leases covered 3,744.57 acres in the Jonah Prospect, South of the Jonah Field in the Greater Green River Basin, Wyoming. The two leases are subject to a 12.5% royalty retained by the lessor and a 5% overriding royalty retained by the seller. Company acquired the leases on March 17, 2010 for $300,000 cash from a related party and have conducted no exploration work on the properties.

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

On November 21, 2011 a portion of the interest in the lease was swapped for a future “carry’ of exploration costs and administration of the lease. Grid’s 50% working interest (37.5% net revenue interest) was reduced to 30% and 14% respectively. The co-lessee, Xploration Inc., is the obligor under the agreement. Future exploration costs include the operating “carry” costs of the lease and drilling costs of the first well, named “First Farmin Well”. The exploration costs were valued and recorded based on the percentage reduction in net revenue interest: $4,825,334. This was a reduction in the value of the Joaquin Basin property.

On January 20, 2011, 2,076,000 shares of convertible preferred stock were issued in concluding the Joaquin Basin purchase agreement. The cost of the issue, $4,152,000, was based on the value of preferred stock as if converted to common stock. $4,152,000 was added to the cost of the Joaquin property, including liabilities assumed in the November 21, 2011 agreement with Xploration Inc. The total value, $7,026,666, was reflected in a volumetric analysis.

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

Impairment of the properties from their recorded acquisition values was considered at June 30, 2012. Management considered that there were no changes in circumstances that would warrant impairment from the estimated values indicated by geological reports.

5. ACCOUNTS PAYABLE

Accounts Payable at June 30, 2012 consists of:

Due to Syndication	$100,000
Due to Xploration Inc.	269,000
$369,000

Syndication is a consortium of consultants under a contract described in Note 14.

Xploration Inc. is an oil & gas consultant that provided services associated with the purchase of the Joaquin Basin property.

6. NOTES PAYABLE

Current

	June 30, 2012	March 31, 2012
Asher Enterprises Inc.	$57,500	0
Special Situation Fund One	62,721	61,491
Vista Capital Investments	25,000	0
	$145,221	$61,491

Asher Enterprises. In May, 2012 the Company entered into a Securities Purchase Agreement with an accredited investor. Asher Enterprises Inc. for the sale of a Convertible Promissory Note in the aggregate principal amount of $57,500. The proceeds of the note are to be used for general working capital purposes. The note bears interest at 8% per annum and matures February 4, 2013. The note is convertible into shares of common stock beginning 180 days from the date of the note at a conversion price of 61% of the average of the lowest three trading prices of Company common stock during the ten trading days of the OTCBB preceding the conversion date. The number of shares issuable upon conversion is proportionately adjusted to reflect any stock dividend, split or similar event.

Special Situation Fund One Note. On March 12, 2012 the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was swapped to Special Situations Fund One for the Asher note plus $21,490.90, total $61,490.90. The notes have the same characteristics as the Asher note described above.

Vista Capital Investments. In June, 2012 the Company entered into a Securities Purchase Agreement with an accredited investor. Vista Capital Investments for the sale of a Convertible Promissory Note in the aggregate principal amount of $57,500. The proceeds of the note are to be used for general working capital purposes. The note bears interest at 8% per annum and matures December 15, 2012.

7. RELATED PARTY TRANSACTIONS

2,500,000 shares were issued to the Company president James Powell on May 23, 2012 pursuant to an employment/consulting agreement.

8. PREFERRED STOCK

Preferred stock issue during the second quarter ended June 30, 2012 was as follows:

On April 23, 2012, 80,000 shares of Series A Preferred Stock were converted to 16,000,000 shares of common stock at the conversion ratio of .005 preferred to 1 common. The stocks exchanged had equal value, resulting in no gain or loss on the transaction.

As at June 30, 2012, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,885,000 Series A were issued and outstanding, (nil as at March 31, 2012).

9. COMMON STOCK

Common stock issues during the second quarter ended June 30, 2012 were as follows:

On April 23, 2012, 16,000,000 shares of common stock were issued in an exchange for 80,000 of Series A Preferred Stock.

On May 17, 2012, 1,514,101 shares of common stock were issued for consulting valued at the closing price on the day of $0.01 per share. An expense of $15,141 was recorded.

On May 23, 2012, 2,500,000 shares of common stock were issued for consulting pursuant to an employment agreement, value at the closing price on the day of $0.01. An expense of $25,000 was recorded.

As at June 30, 2012, 1,500,000,000 shares of common stock of par value $0.001 were authorized, of which 222,958,643 were issued and outstanding, (201,944,542 as at March 31, 2012).

10. INCOME TAXES

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	June 30,
	2012	2011
Loss for the 3 months ended June 30, 2012	$(199,756)	$(61,020)
Average statutory tax rate	35%	35%

Expected income tax provision	$(69,915)	$(21,357)
Unrecognized tax losses	69,915	21,357

Income tax expense	$—	$—

The Company has net operating losses carried forward of approximately $1,829,000 for tax purposes which will expire in 2027 through 2032 if not utilized beforehand.

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

SE Jonah Prospect

We have a 100% working interest in the two separate oil and gas leases located near the Jonah Field region, which encompasses an area of premium natural gas reserves within the Greater Green River Basin in the Rocky Mountains area of Wyoming.

Our Chief Geological and Geophysicist Advisor, Robert Murphy, completed an analysis of the report devising a work program to encompass the necessary additional study. Concluding that the SE Jonah acreage can be considered as exploration rather than development/production acreage, the work program consists of eleven elements divided into two phases. The first phase comprises six elements requiring data accumulation and study. The completion of phase one will provide information as to the prospects of finding producible gas and, if so, the predicted range of gas quantity in place. The second phase being contingent on positive results from the first phase includes well test interpretation and investigating development drilling scenarios and production forecasting.

We have conducted no exploration work on the properties. We are, however, in discussion with consulting groups to implement the first phase of the devised work program.

Joaquin Basin Resources, Inc.

We also have a 20% working interest (14% net revenue interest) to explore and develop 4,000 leased acres covering extensions of the Coalinga California oil and gas field in California labeled as the Kreyenhagen Trend acreage. We have been informed by the operator that a request has been submitted to the State of California for an environmental study to determine the evidence of the blunt nose lizard. This study must be conducted twice, once in the fall and once in the spring. We are also informed by the operator that 3 drill sites have been submitted in the permitting process with the State.

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

Results of operations for the three months ended June 30, 2012 and 2011, and for the period from Inception (March 31, 2009) to June 30, 2012

We are in the exploration stage. We have not earned any revenues since our inception. We will not be able to earn revenue unless we are able to locate oil and gas potential on our leases and exploit any reserves we may find. There is no assurance that we will be able to accomplish our business plan to produce oil and gas from our leases.

We incurred operating expenses in the amount of $189,756 for the three months ended June 30, 2012, compared with operating expenses of $61,020 for the three months ended June 30, 2011. The increase was primarily attributable to an increase in consulting fees of $127,641 for the three months ended June 30, 2012, compared with professional fees of only $22,900 for the three months ended June 30, 2011. The increase was also related to $40,000 in exploration expenses for the three months ended June 30, 2012, compared with $0 in exploration expenses for the three months ended June 30, 2011.

We incurred operations expenses of $1,703,581 for the period from inception (March 31, 2009) to June 30, 2012.

We incurred a net loss in the amount of $199,756 for the three months ended June 30, 2012, compared with $61,243 for the three months ended June 30, 2011.

We had other expenses of $10,000 related to a loan premium for the three months ended June 30, 2012, compared with $223 for the same period ended 2011.

We incurred a net loss in the amount of $1,828,942 for the period from commencement of the exploration stage on March 31, 2009 to June 30, 2012.

Liquidity and Capital Resources

We had total current assets in the amount of $14,580 consisting solely of cash. We had current liabilities of $668,946 as of June 30, 2012. We had a working capital deficit of $654,366 as of June 30, 2012.

We used net cash of $179,707 in operating activities for the three months ended June 30, 2012. Our net loss of $199,756 was the main reason for our negative operating cash flow.

We received $168,871 in cash provided by financing activities for the three months ended June 30, 2012, as a result of $83,730 in proceeds from notes payable and $35,000 in proceeds from stockholders’ loans.

On March 12, 2012, an outstanding note for $40,000 was swapped with an investor for the note plus $21,490.90, for a total of $61,490.90.

In May of 2012, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $57,500. The proceeds of the note are to be used for general working capital purposes. The note bears interest at 8% per annum and matures February 4, 2013. The note is convertible into shares of common stock beginning 180 days from the date of the note at a conversion price of 61% of the average of the lowest three trading prices our common stock during the ten trading days of the OTCBB preceding the conversion date. The number of shares issuable upon conversion is proportionately adjusted to reflect any stock dividend, split or similar event.

In June of 2012, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $57,500. The proceeds of the note are to be used for general working capital purposes. The note bears interest at 8% per annum and matures December 15, 2012..

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

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, James Powell. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As at March 31, 2012, 1,500,000,000 common shares of par value $0.001 were authorized, of which 201,944,542 were issued and outstanding.

As at March 31, 2012, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,965,000 Series A were issued and outstanding, (nil as at March 31, 2011).

On April 23, 2012, 80,000 shares of Series A Preferred Stock were converted into 16,000,000 shares of common stock at the conversion ratio of .005 preferred to 1 common.

On May 17, 2012, 1,514,101 shares of common stock were issued for consulting services valued at the closing price on the day of $0.01 per share.

On May 23, 2012, we issued 2,500,000 shares of our common stock to our President, James Powell, pursuant to a consulting agreement.

As at June 30, 2012, 1,500,000,000 shares of common stock of par value $0.001 were authorized, of which 222,958,643 were issued and outstanding.

As at June 30, 2012, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,885,000 Series A were issued and outstanding.

From July 12, 2012 to July 27, 2012, the holder of a convertible note converted a total of $49,400 of principal and interest into 13,165,344 shares of our common stock at prices ranging from $0.0032 to $0.0048.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grid Petroleum Corp.

Date:	August 13, 2012

By:	/s/ James Powell
James Powell
Title:	Chief Executive Officer and Director

