Form 10-Q
period 2012-09-30
Grid Petroleum Corp.
filed 2012-11-07
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 314,273,653 shares as of October 3, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012 (unaudited)
F-2	Consolidated Statements of Operations for the three and six months ended September 30, 2012 and 2011 and period from March 31, 2009 (Inception) to September 30, 2012 (unaudited)
F-3	Statements of Cash Flows for the six months ended September 30, 2012 and 2011 and period from March 31, 2009 (Inception) to September 30, 2012 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

GRID PETROLEUM CORP.

(formerly SUNBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Balance Sheet

as of September 30, 2012 and March 31, 2012

	September 30,	March 31,
	2012	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$—	$25,416
Property & Equipment (Note 3)	—	49
Total Current Assets	—	25,465
Other Assets
Oil & Gas Properties (Note 4)	7,112,000	7,112,000
Rights to Future Exploration Costs (Note 4)	4,825,334	4,825,334

Total Assets	$11,937,334	$11,962,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$384,000	$349,000
Notes Payable	96,351	61,491
Stockholder Loans	192,225	119,725
Total Current Liabilities	672,576	530,216
Long Term Liabilities
Notes Payable	25,500	—

Total Liabilities	698,076	530,216

Stockholders' Equity
Preferred Stock, $0.001 par value; authorized 20,000,000 shares; 1,557,000 shares as at September 30, 2012 and 1,965,000 share as at March 31, 2012	1,557	1,965
Common Stock, $0.001 par value; authorized 1,500,000,000 shares; issued and outstanding: 314,273,653 shares as at September 30, 2012, 201,944,542 shares as at March 31, 2012	$314,274	201,945
Additional Paid-in Capital	13,172,934	12,977,564
Accumulated (Deficit) During Exploration Stages	(1,845,747)	(1,509,681)
Accumulated (Deficit) During Development Stage	(123,849)	(123,849)
Accumulated Other Comprehensive Income (Loss)	(279,911)	(115,361)

Total Stockholders' Equity	11,239,258	11,432,583

Total Liabilities and Stockholders' Equity	$11,937,334	$11,962,799

GRID PETROLEUM CORP.

(formerly SUBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Statement of Operations

					Cumulative
					from inception
					March 31,2009
	For the three months ended		For the six months ended		through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
Revenue
Produce Sales	$—	$—	$—	$—	$—
Operating Income	—	—	—	—	—
General and Administrative Expenses:
Interest Expense	1,730	—	2,960	—	11,949
Investor Relations, Promotion and Entertainment	—	—	—	2,200	2,709
Depreciation	—	223	49	223	260,054
Professional Fees	13,350	13,078	23,300	28,751	786,584
Consulting	82,500	30,000	210,141	52,900	232,435
Salaries and Benefits	—	—	—	—	—
Other Administrative Exp.	38,730	29,769	99,616	52,016	462,263
Total Expenses	136,310	73,070	336,066	136,090	1,845,747
Net Loss from Operations	(136,310)	(73,070)	(336,066)	(136,090)	(1,845,747)
Other Comprehensive Income and (Loss)
Loss on elimination of of convertible notes	(164,552)	(111,248)	(164,550)	(111,248)	(284,055)
Foreign Currency Translation	—	(169)	—	(223)	4,144
	(164,552)	(111,417)	(164,550)	(111,471)	(279,911)
Net Loss and Comprehensive
Loss for the period	$(300,862)	$(184,487)	$(500,616)	$(247,561)	$(2,125,658)
Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares
Outstanding, Basic and Diluted:	272,652,987	137,667,491	244,424,309	136,460,918

GRID PETROLEUM CORP.

(formerly SUNBERTA RESOURCES INC.)

(An Exploration Stage Company)

Consolidated Statement of Cash Flows

				Cumulative from
				inception of
				Development
				Stage
	For the Six Months Ended			March 31, 2009
	September 30,			to September 30,
	2012		2011	2012
Cash flows from operating activities:
Net (loss) in the development stage		$(336,066)	$(247,338)	$(1,845,747)
Net (loss) in the pre-development stage	$			(123,849)
Accumulated other comprehensive loss
Adjustments to reconcile net loss to net cash used by operating activities:
Donated Expenses, retirement of debt				33,544
Donated Services				19,250
Depreciation		49	223	757
Change in operating assets and liabilities:				—
Pre-paid deposits			(4,000)	127,845
Accounts payable		35,000	(16,338)	384,000
Accrued liabilities				—
Net cash (used by) operating activities		(301,017)	(267,453)	(1,404,200)
Cash flows from investing activities
Purchase of fixed assets				(757)
Purchase of oil & gas properties				(11,937,334)
Net cash (used by) investing activities		—	—	(11,938,091)
Cash flows from financing activities:
Proceeds (repayment) of stockholders' loan		72,500		192,225
Common stock issued for cash				948,200
Proceeds of Notes Payable		150,500	137,000	527,739
Repayment of Notes Payable		(90,140)		(405,888)
Conversion of Notes Payable		257,150		257,150
Common stock issued to finance purchase of acquisition of oil and gas properties				7,430,900
Preferred stock issued to finance purchase of acquisition of oil and gas properties				4,152,000
Excess of purchase over cost				(220,000)
Issue of common stock to retire debt		10,000	111,248	458,022
Common stock issued to finance services		40,141	15,000	281,854
Net cash provided by financing activities		440,151	263,248	13,622,202
Accumulated other comprehensive loss		(164,550)		(279,911)
Net increase (decrease) in cash		(25,416)	(4,205)	—
Cash, beginning of the period		25,416	15,010	—
Cash, end of the period		$—	$10,805	$—
Supplemental disclosure of non-cash investing and financing activities
Forgiveness of accounts payable-related parties	$			7,382
Forgiveness of shareholder's loan	$			27,500
Stock issued to retire debt		$10,000	$67,975	$458,022
Swap of a portion of oil & gas properties for rights to future exploration costs	$			4,825,334
		$10,000	$67,975	5,318,238

GRID PETROLEUM CORP.

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

September 30, 2012

(Expressed in US Dollars)

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim financial statements as of and for the six months ended September 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end March 31, 2012 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended September 30, 2012 are not necessarily indicative of results for the entire year ending March 31, 2013.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of six months or less when purchased.  As at September 30, 2012, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost.  Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. At September 30, 2012, the Company is no longer in the mineral exploration business.

Oil and Gas Properties and Exploration Expenses

Oil and gas property acquisition costs are capitalized and carried at cost. Exploration and development costs are accounted for on the successful-efforts method, whereby the costs related to successful projects are capitalized and all costs incurred as a result of unsuccessful projects are expensed when it is determined that the exploration efforts on that property are unsuccessful. At September 30, 2012, the Company has not incurred any exploration or development costs on its oil and gas properties.

Advertising Expenses

Advertising costs are expensed as incurred. The Company has not incurred any advertising costs in the six months ended September 30, 2012 and 2011.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.   ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at September 30, 2012.

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

As of September 30, 2012 the Company has potentially dilutive securities outstanding in convertible debt per Note 6. The Company has also issued warrants for the purchase of common stock related to a financing agreement. These securities if exercised would be anti-dilutive, since the Company is in a loss position. They have therefore not been included in the calculation of weighted average number of shares outstanding.

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable and accrued liabilities at September 30, 2012 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with ASC No. 144, Property, Plant and Equipment.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As at September 30, 2012, the Company does not believe any adjustment for impairment is required.

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

Presentation

Loss on Elimination of Convertible Notes,  recorded under Accumulated (Deficit) during the Exploration Stages on the balance sheet at the fiscal year ended March 31, 2012, is recorded under Accumulated Other Comprehensive Income (Loss) at September 30, 2012 to match current classification.

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

a.                   $173,275 in the pre-development stage to March 31, 2009

b.                   $123,849 in the development stage in the year ended March 31, 2010

c.                    $834,271 in the exploration stage in the year ended March 31, 2011

d.                   $621,640 in the exploration stage in the year ended March 31, 2012

e.                    $500,616 in the exploration stage in the six months ended September 30, 2012.

Total losses: $2,253,651

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

3. FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2012	March. 31, 2012

Computer equipment	$758	$758
Less: Accumulated depreciation	758	709

	$0	$49

4. OIL AND GAS PROPERTIES

The Company has oil and gas properties in Wyoming and California.

Wyoming.

Oil and gas properties in Wyoming that cost $85,334 consist of four leases issued by the United States Department of the Interior Bureau of Land Management, #WYW158664 and #WYW158665 dated August 1, 2004, #WYW159734 and #159737 dated February 1, 2004. These leases cover 3,744.57 acres in the Jonah Prospect, South of the Jonah Field in the Greater Green River Basin, Wyoming. These leases are subject to a 12.5% royalty retained by the lessor and 5% overriding royalty retainer by the seller. The leases were acquired by the Company March 17, 2010 for $300,000 cash from a related party. The related party had paid $80,000 to paid-in capital by the remaining $220,000. No exploration work has been conducted by the Company on the properties to September 30, 2012.

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

Impairment of the properties from their recorded acquisition values was considered at September 30, 2012. Management considered that there were no changes in circumstances that would warrant impairment from the estimated values indicated by geological reports.

5. ACCOUNTS PAYABLE

Accounts Payable at September 31, 2012 consists of:

Due to Syndication	$115,000
Due to Xploration Inc.	269,000
$384,000

Syndication is a consortium of consultants under a contract described in Note 14.

Xploration Inc. is an oil & gas consultant that provided services associated with the purchase of the Joaquin Basin property.

6. NOTES PAYABLE

Current

	September 30,	March 31,
	2011	2012
Asher Enterprises Inc.	32,400	0
Special Situation Fund One	63,951	61,491
	$96,351	$61,491

Asher Enterprises. In May, 2012 the Company entered into a Securities Purchase Agreement with an accredited investor. Asher Enterprises Inc. for the sale of a Convertible Promissory Note in the aggregate principal amount of $53,000. The proceeds of the note are to be used for general working capital purposes. The note bears interest at 8% per annum and matures February 4, 2013. The note is convertible into shares of common stock beginning 180 days from the date of the note at a conversion price of 61% of the average of the lowest three trading prices of Company common stock during the ten trading days of the OTCBB preceding the conversion date. The number of shares issuable upon conversion is proportionately adjusted to reflect any stock dividend, split or similar event.

Between May 8 and September 30, 2012, the investor advanced a further $67,500. $92,600 of the loan was converted to 25,715,010 shares of common stock, reducing the loan to $32,400 as of September 30, 2012.

Special Situation Fund One Note. On March 12, 2012 the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was swapped with Special Situations Fund One with a payment of $21,490.90, for a total $61,490.90. The notes have the same characteristics as the Asher note described above.

Vista Capital Investments. In June, 2012 the Company entered into a Securities Purchase Agreement with an accredited investor, Vista Capital Investments, for the sale of a Convertible Promissory Note in the aggregate principal amount of $25,000. The proceeds of the note are to be used for general working capital purposes. The note bears interest at 8% per annum and matures December 15, 2012.

7. RELATED PARTY TRANSACTIONS

2,500,000 shares were issued to the Company president James Powell on May 23, 2012. pursuant to an employment/consulting agreement

8. PREFERRED STOCK

Preferred stock issue during the second quarter ended September 31, 2012 was as follows:

On April 23, 2012. 80,000 shares of Series A Preferred Stock were converted to 16,000,000 shares of common stock at the conversion ratio of .005 preferred to 1 common, according to the attributes of the preferred stock. The stocks exchanged had equal value, resulting in no gain or loss on the transaction.

On August 14, 2012. 328,000 shares of Series A Preferred Stock were converted to 65,600,000 shares of common stock at the conversion ratio of .005 preferred to 1 common, according to the attributes of the preferred stock. The stocks exchanged had equal value, resulting in no gain or loss on the transaction.

As at September 30, 2012, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,557,000 Series A were issued and outstanding, (nil as at March 31, 2012).

9. COMMON STOCK

Common stock issues during the six months ended September 30, 2012 were as follows:

On April 23, 2012, 16,000,000 shares of common stock were issued in an exchange for 80,000 of Series A Preferred Stock. The stocks exchanged had equal value, resulting in no gain or loss on the transaction.

On May 17, 2012, 1,514,101 shares of common stock were issued for consulting valued at the closing price on the day of $0.01 per share. An expense of $15,141 was recorded.

On May 23, 2012, 2,500,000 shares of common stock were issued for consulting pursuant to an employment agreement, valued at the closing price on the day of $0.01. An expense of $25,000 was recorded.

On June 11, 2012, 1,000,000 shares of common stock were issued at the closing price of $0.01 pursuant to a loan agreement with Vista Capital Investments. An expense of $10,000 was recorded.

Between July 12 and September 18, 2012, 25,715,010 shares of common stock were issued in the elimination of debt at the uniform price of $0.01. An expense of $164,550 was recorded.

On August 14, 2012, 65,600,000 shares of common stock were issued in an exchange for 328,000 of Series A Preferred Stock. The stocks exchanged had equal value, resulting in no gain or loss on the transaction.

As at September 30, 2012, 1,500,000,000 shares of common stock of par value $0.001 were authorized, of which 314,273,653 were issued and outstanding, (201,944,542 as at March 31, 2012).

10. INCOME TAXES

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	September 30,
	2012	2011
Operating Loss for the 6 months ended September 30, 2012	$(336,066)	$(247,338)
Average statutory tax rate	35%	35%

Expected income tax provision	$(117,623)	$(86,568)
Unrecognized tax losses	117,623	86,568

Income tax expense	$—	$—

The Company has net operating losses carried forward of approximately $2,165,000 for tax purposes which will expire in 2027 through 2032 if not utilized beforehand.

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

SE Jonah Prospect

We had a 100% working interest in the two separate oil and gas leases located near the Jonah Field region, which encompasses an area of premium natural gas reserves within the Greater Green River Basin in the Rocky Mountains area of Wyoming.

In this quarter, we were unsuccessful in retaining the two oil and gas leases in the SE Jonah Prospect. We are currently working with the agencies in charge of the lease prospect in the area to release these properties. It is unclear whether we are able to get the leases back. We hope to have more information in subsequent filings.

We have conducted no exploration work on the properties. If we are able to reclaim the properties, we intend to work with consulting groups to implement the first phase of the devised work program, as set forth below.

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

Joaquin Basin Resources, Inc.

We also have a 20% working interest (14% net revenue interest) to explore and develop 4,000 leased acres covering extensions of the Coalinga California oil and gas field in California labeled as the Kreyenhagen Trend acreage. We have been informed by the operator that a request has been submitted to the State of California for an environmental study to determine the evidence of the blunt nose lizard. This study must be conducted twice, once in the fall and once in the spring. We are also informed by the operator that 3 drill sites have been submitted in the permitting process with the State. The operator will provide us with a development plan in Q1 of 2013

Garcia #3 Well

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

As a result of the lack of accurate and timely information from Kidd Production and Progas Energy, we have determined to form a subsidiary to act as an operator as a fall back for the Garcia #3 well and any future developments. In July of 2012, we made an application with the Texas Railroad Commission for obtaining an Operator’s License or Railroad Commission P4, in the State of Texas. In August of 2012, we received notification from the Texas Railroad Commission that our wholly owned subsidiary, Grid Petroleum Production, Inc. has been assigned operator number 333845.

In August of 2012, Progas Energy confirmed that a drill rig was on site and commenced drilling on the Garcia #3 well. In late August of 2012, the drill rig reached a depth of over 3,780 feet. The well was then Gamma Ray logged and Percussion Cored with an onsite geologist analyzing and interpreting the logs to determine the commercial viability of the well. Analysis indicated that the well encountered two well developed potentially productive oil sands and six gas-productive sands totaling 104 feet of gas sands and 29 feet of oil sands. The total potentially productive pay in the well totals 133 feet. We intend to target the oil sands and gas sands will be left behind until gas prices rebound.

A summary by geologist, Patrick Robinson, of a few of the potentially productive oil and gas sands found in the Garcia #3 well based on core and log analysis are as follows:

Lower Bardsdall Sand (11' Potential Oil Pay): The top of this 11' thick sand was encountered at 3420' drill depth (-3216' Subsea) in the Garcia #3 well, 8' structurally high to the zone in the Progas Garcia #2 well approximately 1200' to the north which is currently producing 10 bopd. The Lower Bardsdall sand has a good Rwa response on the electric log and 6 cores taken in it analyzed oil with permeability's from 29-107 millidarcies and porosities ranging from 24.1%-27.9%. Unlike the Laughlin and Bardo sands, the Lower Bardsdall has the characteristics of a blanket-sand deposition or at least a much larger sand lens then found in those sands. It is estimated that this sand will have an initial flow rate in the range of 25-35 bopd because of its distance from the Garcia #2 well.

Fair-Woodward Sand: The top of this sand was encountered at 3457' drill depth in the Garcia #3. A core taken at 3462' analyzed water suggesting that this is a separate sand body or lens from the same sand in the Garcia #2 well which analyzed gas.

Bardo Sand (3' Potential Gas Pay; 13' Potential Oil Pay): The top of this sand was encountered at 3520' drill depth in the Garcia #3 well where it is present in the form of 2 lobes. The top lobe is 10' thick and has very good Rwa log response. A core in the top of this zone at 3522' analyzed gas. A core at 3523' was transitional between gas and oil and the remaining cores in this lobe analyzed oil. The permeability's in this lobe analyzed between 51 and 115 millidarcies and the porosities ranged between 25.8%-27.8%. The second lobe is 6' thick and shows good Rwa response on the triple-combo log. Cores in this zone analyzed oil with permeability's ranging from 140-265 millidarcies and porosities from 28.8%-30%.

As discussed above, the fact that the top of the Bardo sand in the Garcia #2 well is 28' structurally lower than in the Garcia #3 where it analyzed gas on cores with no oil indicates that these must be separate reservoirs or sand lens. The same is true for the Guerra #2 well which has an oil/water contact that is higher than could be possible in the Garcia #3 well. This means that we are dealing with a distinct separate sand body in the Bardo in the Garcia #3 well which appears to be oil productive. Because these sands are separate, it is impossible to estimate their sizes without further drilling.

The Bardo sand is oil and gas productive in the Premont Northwest field with the closest production being over 1 mile to the southeast in the Laughlin Felipe Hinojosa #3 well where it produced 9331 barrels of oil, and was abandoned in favor of gas production at that time and never was produced again. The Hinojosa #4 well, drilled by the previous operator was tested by Progas through a re-entry and tested 9 bophr through a u” choke and then flowed through a 1/16" choke for a number of months before a completion attempt failed due to casing failure. On the Seeligson Ranch approximately 2.5 miles to the southeast of the Garcia #2 well, the Bardo sand was a primary producing zone giving up 248,934 barrels of oil in the Mobil Seeligson #6 well alone. This trapping mechanism on this sand is probably a combination of structure and stratigraphic pinch out of intervals within individual sand bodies. It is suggested that this zone be tested first in this well as it could be a very prolific oil producer, possibly flowing oil for some time before it needs to be put on pump.

Caddo Sand (4' Potential Gas Pay and 5' Potential Oil Pay): The top of the Caddo sand was encountered at 3596' drill depth in the Garcia #3 well. The top 9' of this zone exhibits good Rwa response on the electric log and cores taken in this sand analyzed gas in the top 4' and oil for the next 5'. Permeability's in the cores in the top 9' of the Caddo sand ranged from 33-165 millidarcies while porosities ranged from 24.9%-28.4%. This zone will likely be oil productive.

The bottom lobe of the Caddo is 11' thick with excellent Rwa log response. A core was taken in this lobe at 3650' analyzed gas with 49 millidarcies of permeability and 25.3% porosity. Two cores in the top of this zone the Garcia #2 well analyzed gas with lower cores in this zone analyzing water suggesting the possibility that commercial gas could be produced from this lobe of the sand in the structurally higher Garcia #3 well. This zone should be tested before the well is abandoned.

The top of the Caddo sand is primarily oil productive in the Premont Northwest field. The closest productive well from the Caddo sand is the Kibbe Engleking #2A well over a mile to the south. This well produced 3,709 barrels of oil from the Caddo sand. This zone could potentially produce between 5000-20,000 bo in the Garcia" #3 well.

The completion process can take several weeks before reliable production numbers can be disseminated.

We will provide progress updates as they become available regarding the Garcia #3 and other anticipated drilling activity in the near future.

North West Premont Field

In September of 2012, we entered into a letter of intent for the leasing and commercial oil and gas development of a significant prospect in the Northwest Premont area of Texas, not related to any areas of mutual interest previously identified by Progas Services Inc, the current Joint Venture Operator. The terms are still under negotiation concerning this deal. We hope to have further information in subsequent filings.

Results of operations for the three and six months ended September 30, 2012 and 2011, and for the period from Inception (March 31, 2009) to September 30, 2012

We are in the exploration stage. We have not earned any revenues since our inception. We will not be able to earn revenue unless we are able to locate oil and gas potential on our leases and exploit any reserves we may find. There is no assurance that we will be able to accomplish our business plan to produce oil and gas from our leases.

We incurred operating expenses in the amount of $136,310 for the three months ended September 30, 2012, compared with operating expenses of $73,030 for the three months ended September 30, 2011. The increase was primarily attributable to an increase in consulting fees of $82,500 for the three months ended September 30, 2012, compared with consulting fees of only $30,000 for the three months ended September 30, 2011.

We incurred net loss from operations in the amount of $336,066 for the six months ended September 30, 2012, compared with operating expenses of $136,090 for the six months ended September 30, 2011. The increase was primarily attributable to an increase in consulting fees of $210,141 for the six months ended September 30, 2012, compared with consulting fees of only $52,900 for the six months ended September 30, 2011.

We incurred net loss from operations of $1,845,747 for the period from inception (March 31, 2009) to September 30, 2012.

We had other expenses of $164,552 related to the loss on the elimination of convertible notes for the three months ended September 30, 2012, compared with $111,417 for the same period ended 2011.

We incurred a net loss in the amount of $300,862 for the three months ended September 30, 2012, compared with $184,487 for the three months ended September 30, 2011. We incurred a net loss in the amount of $500,616 for the six months ended September 30, 2012, compared with $247,561 for the six months ended September 30, 2011.

We incurred a net loss in the amount of $2,125,658 for the period from commencement of the exploration stage on March 31, 2009 to September 30, 2012.

In September of 2012, we entered into a financing of $2,500,000.00 during the next 5 quarters of 2013. The financing will be available to the company in tranches of $500,000.00 but conditioned upon our stock price and the completion of certain milestones by the company concerning lease acquisition and field development of our oil and gas properties.

We intend to use the proceeds of the initial round of financing to provide for direct drilling and field development, working capital and other expenses.

Liquidity and Capital Resources

We had no current assets as of September 30, 2012. We had current liabilities of $672,576 as of September 30, 2012. We had a working capital deficit of $672,576 as of September 30, 2012.

We used net cash of $301,017 in operating activities for the six months ended September 30, 2012. Our net loss of $336,066 was the main reason for our negative operating cash flow.

We received $440,151 in cash provided by financing activities for the six months ended September 30, 2012, as a result of $60,360 in net proceeds from notes payable, $72,500 in proceeds of loans from stockholders, $257,150 from conversion of notes payable, $10,000 from the issuance of stock to retire debt, and $40,141 in common stock issued to finance services.

In May of 2012, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $53,000. The proceeds of the note are to be used for general working capital purposes. The note bears interest at 8% per annum and matures February 4, 2013. The note is convertible into shares of common stock beginning 180 days from the date of the note at a conversion price of 61% of the average of the lowest three trading prices our common stock during the ten trading days of the OTCBB preceding the conversion date. The number of shares issuable upon conversion is proportionately adjusted to reflect any stock dividend, split or similar event.

On March 12, 2012 we arranged a debt swap under which a note for $40,000 was swapped with Special Situations Fund One with a payment of $21,490.90, for a total $61,490.90. The notes have the same characteristics as the May 2012 note described above.

In June of 2012, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $25,000. The proceeds of the note are to be used for general working capital purposes. The note bears interest at 8% per annum and matures December 15, 2012.

In September of 2012, we entered into a financing of $2,500,000.00 during the next 5 quarters of 2013. The financing will be available to the company in tranches of $500,000.00 based upon completion of certain milestones by the company concerning lease acquisition and field development.

The proceeds of the initial round of financing are to provide direct drilling and field development working capital and expenses.

In September of 2012, the Company has entered into a Letter of Intent for the Leasing and Commercial Oil and Gas development of a significant prospect in the Northwest Premont area of Texas, not related to any Areas of Mutual Interest previously Identified by Progas Services Inc, the current Joint Venture Operator.

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

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Going Concern

We have experienced $2,253,651 in losses since our inception, including:

  $173,275 in the pre-development stage to March 31, 2009
  $123,849 in the development stage in the year ended March 31, 2010
  $834,271 in the exploration stage in the year ended March 31, 2011
  $621,640 in the exploration stage in the year ended March 31, 2012
  $500,616 in the exploration stage in the six months ended September 30, 2012.

We have limited business operations, which raises substantial doubt about our ability to continue as a going concern.  Our ability to meet our commitments as they become payable, including the completion of acquisitions, exploration and development of oil and gas properties and projects, is dependent on our ability to obtain necessary financing or achieving a profitable level of operations.  There are no assurances we will be successful in achieving these goals.

We do not have sufficient cash to fund our desired exploration for the next twelve months. We have arranged financing and intend to draw upon this financing arrangement to fund administration and exploration. This financing may be insufficient to fund expenditures or other cash requirements required to find, develop and exploit oil and gas reserves to the point of profitable operations. There can be no assurance we will be successful in finding oil and gas reserves. We plan to seek additional financing if necessary in a private or public equity offering to secure future funding for operations. There can be no assurance we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

The financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, James Powell. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July 12, 2012 to September 18, 2012, the holder of a convertible note converted a total of $92,600 of principal and interest into 25,715,010 shares of our common stock.

On August 14, 2012, Kane Assetts S.A. converted 328,000 shares of our Series A preferred stock into 65,600,000 shares of our common stock.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grid Petroleum Corp.

Date:	November 7, 2012

By:	/s/ James Powell
James Powell
Title:	Chief Executive Officer and Director

