Form 10-Q
period 2012-12-31
Grid Petroleum Corp.
filed 2013-02-19
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53276

GRID PETROLEUM CORP.

(Name of small business issuer in its charter)

Nevada	30-0690324
(State of incorporation)	(I.R.S. Employer Identification No.)

999 18th Street, Suite 3000, Denver, CO 80202

 (Address of principal executive offices)

303-952-7658

 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes. . No [X]

As of February 6, 2013, there were 457,340,067 shares of the registrant’s $0. 001 par value common stock issued and outstanding.

_____________________________________________________________________________________________

_____________________________________________________________________________________________

GRID PETROLEUM CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Grid Petroleum Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”GRPR,” "our," "us," the "Company," refers to Grid Petroleum Corp..

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRID PETROLEUM CORP.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

December 31, 2012 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)

Condensed Consolidated Statements of Operations (unaudited)                                                     6

Condensed Consolidated Statements of Cash Flows (unaudited)

         7

Notes to the Consolidated Financial Statements (unaudited)

         9

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(An Exploration Stage Company)
Consolidated Balance Sheet
as of December 31, 2012 (unaudited) and March 31, 2012

	December 31,	March 31,
	2012	2012
ASSETS	(Unaudited)
Current Assets
Cash & Cash Equivalents	$ 715	$ 25,416
Property & Equipment	-	49
Total Current Assets	715	25,465
Other Assets
Oil & Gas Properties	7,112,000	7,112,000
Rights to Future Exploration Costs	4,825,334	4,825,334
Total Other Assets	11,937,334	11,937,334

TOTAL ASSETS	$ 11,938,049	$ 11,962,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 28,186	$ 349,000
Notes Payable	559,580	61,491
Stockholder Loans	191,225	119,725
Total Current Liabilities	778,991	530,216
Long Term Liabilities
Notes Payable	26,000	-

TOTAL LIABILITIES	804,991	530,216

Stockholders' Equity
Preferred Stock, $0.001 par value; authorized
20,000,000 shares; 1,432,000 shares at December 31, 2012
and 1,965,000 shares as at March 31, 2012	1,432	1,965
Common Stock, $0.001 par value; authorized
1,500,000,000 shares; 388,782,310 shares as at December 31, 2012
and 201,944,542 shares as at March 31, 2012	388,782	201,945
Additional Paid-in Capital	13,098,551	12,977,564
Accumulated (Deficit) During Exploration Stages	(1,951,948)	(1,509,681)
Accumulated (Deficit) During Developmental Stage	(123,849)	(123,849)
Accumulated Other Comprehensive Income (Loss)	(279,911)	(115,361)
Total stockholders's Deficit	11,133,058	11,432,583

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 11,938,049	$ 11,962,799

The accompanying notes are an integral part of these financial statements.

GRID PETROLEUM CORP.
(formerly SUBERTA RESOURCES INC.)
(An Exploration Stage Company)
Consolidated Statement of Operations
(Unaudited)
						Cumulative
						during the
						Exploration
						Stages
						from Inception
		For the three months ended		For the nine months ended		(March 31, 2009)
		December 31,		December 31,		to December 31,
		2012	2011	2012	2011	2012

Revenue
	Produce Sales	$ -	$ -	$ -	$ -	$ -

General & Administrative Expenses
	Interest Expense	1,730	1,597	4,689	5,259	13,678
	Investor Relations, Promotion & Ent	-	1,000	-	3,200	89,753
	Depreciation	-	-	50	223	2,759
	Professional fees	9,014	5,000	32,314	39,251	292,319
	Consulting	3,000	145,900	213,141	198,800	976,425
	Management fees	60,000	-	60,000	-	60,000
	Salaries & Benefits	-	-	-	-	22,294
	Other General & Administrative Exp	32,456	4,191	122,072	50,948	484,719
Total Expenses		106,200	157,688	432,266	297,681	1,941,947
Net (Loss) from Operations		(106,200)	(157,688)	(432,266)	(297,681)	(1,941,947)

Other Comprehensive Income and (Loss)
	Loss on elimination of convertible notes	-	-	-	-	(284,055)
	Loan Premium	-	-	(10,000)	-	(10,000)
	Foreign currency translation	-	(444)	(164,550)	(661)	4,144
		-	(444)	(174,550)	(661)	(289,911)
Net Loss and Comprehensive
	Loss for the period	$ (106,200)	$ (158,132)	$ (606,816)	$ (298,342)	$ (2,231,858)

Loss Per Common Share
basic and diluted	Basic and Diluted	$ (0)	$ (0)	$ (0)	$ (0)

Weighted Average Shares
	Outstanding, Basic and Diluted	351,496,834	137,667,491	279,984,892	136,460,918

The accompanying notes are an integral part of these financial statements.

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(An Exploration Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
			Cumulative
			during the
			Exploration
			Stage
			from Inception
	For the Nine Months		(March 31, 2009)
	Ended December 31,		to
	2012	2011	December 31, 2012)
Cash flows from operating activities
Net (loss) in the exploration stages	(606,816)	(297,681)	(1,951,948)
Net (loss) in the development stage	-	-	(123,849)
Adjustments to reconcile net loss to net
cash used by operating activities:
Donated Expenses, retirement of debt	-	-	33,544
Donated Services	-	-	19,250
Depreciation	50	223	758
Consulting fees paid in shares	-	111,000	-
Change in operating assets and liabilities:
Pre-paid deposits	-	(6,500)	-
Accounts payable	(320,814)	(18,450)	28,186
Accrued liabilities	-	5,036	-
Net cash (used by) operating activities	(927,581)	(206,372)	(1,994,059)

Cash flows from investing activities
Purchase/Disposal of fixed assets	-	224	(758)
Purchase of oil & gas properties	-	-	(11,937,334)
Net cash provided by (used by) by investing activities	-	224	(11,938,092)

Cash flows from financing activities
Proceeds of (payments of Notes Payable	1,027,240	25,192	750,835
Preferred stock issued to finance purchase of
acquisition of oil & gas properties	-	-	4,152,000
Issue of common stock	50,140	165,957	9,309,942
Net cash provided by financing activities	1,077,380	191,149	14,212,777
Accumulated other comprehensive loss	(174,500)	(661)	(279,911)
Net increase (decrease) in cash	(24,701)	(15,660)	715
Cash at beginning of period	25,416	15,671	-
Cash at end of period	$ 715	$ 11	$ 715

Supplemental disclosure of non-cash
investing and financing activities
Forgiveness of accounts payable-related parties	-	-	7,382
Forgiveness of shareholder's loan	-	-	27,500
Stock issued to retire debt	10,000	-	458,022
Swap of a portion of oil & gas properties for
rights to future exploration costs	-	4,825,334	4,825,334
	$ 10,000	4,825,334	5,318,238

The accompanying notes are an integral part of these financial statements.

GRID PETROLEUM CORP.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012

(Expressed in US Dollars)

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim financial statements as of and for the nine months ended December 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end March 31, 2012 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended December 31, 2012 are not necessarily indicative of results for the entire year ending March 31, 2013.

Organization and Description of Business

Grid Petroleum Corp. (the “Company”) was incorporated in the State of Nevada with the name Sunberta Resources Inc. on November 15, 2006. The Company was, until March 31, 2009, an exploration stage company which had as its principal business the acquisition and exploration of mineral claims.

On November 16, 2006 the Company acquired all the issued and outstanding shares of Sunberta Resources Inc. (“Sunberta Alberta”), an inactive corporation incorporated in the province of Alberta, Canada on September 19, 2006. Sunberta Alberta was registered as an extra provincial company in British Columbia, Canada on November 15, 2006. The consideration for the acquisition of Sunberta Alberta was 2,000 shares (on a post-split basis) of the Company.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of nine months or less when purchased.

As at December 31, 2012, the Company $715 cash and cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost. Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. At December 31,, 2012, the Company is no longer in the mineral exploration business.

Oil and Gas Properties and Exploration Expenses

Oil and gas property acquisition costs are capitalized and carried at cost. Exploration and development costs are accounted for on the successful-efforts method, whereby the costs related to successful projects are capitalized and all costs incurred as a result of unsuccessful projects are expensed when it is determined that the exploration efforts on that property are unsuccessful. At December 31, 2012, the Company has not incurred any exploration or development costs on its oil and gas properties.

Advertising Expenses

Advertising costs are expensed as incurred. The Company has not incurred any advertising costs in the nine months ended December 31, 2012 and 2011.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at December 31, 2012.

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

As of December 31, 2012 the Company has potentially dilutive securities outstanding in convertible debt per Note 6. The Company has also issued warrants for the purchase of common stock related to a financing agreement. These securities if exercised would be anti-dilutive, since the Company is in a loss position. They have therefore not been included in the calculation of weighted average number of shares outstanding.

Fair Value of Financial Instruments

The carrying value of cash, demand loan, accounts payable and accrued liabilities at December 31, 2012 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, the asset will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As at December 31, 2012, the Company does not believe any adjustment for impairment is required.

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

Presentation

Loss on Elimination of Convertible Notes, recorded under Accumulated (Deficit) during the Exploration Stages on the balance sheet at the fiscal year ended March 31, 2012, is recorded under Accumulated Other Comprehensive Income (Loss) at December 31, 2012 to match current classification.

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

a. $173,275 in the pre-development stage to March 31, 2009

b. $123,849 in the development stage in the year ended March 31, 2010

c. $834,271 in the exploration stage in the year ended March 31, 2011

d. $621,640 in the exploration stage in the year ended March 31, 2012

e. $606,816 in the exploration stage in the six months ended December 31, 2012.

Total losses: $2,359,851

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

3. EQUIPMENT

Equipment consist of the following:

	December 31, 2012	September 30, 2012

Computer equipment	$758	$758
Less: Accumulated depreciation	758	758

	$0	$0

4. OIL AND GAS PROPERTIES

The Company has oil and gas properties in Wyoming and California.

Wyoming.

Oil and gas properties in Wyoming that cost $85,334 consist of four leases issued by the United States Department of the Interior Bureau of Land Management, #WYW158664 and #WYW158665 dated August 1, 2004, #WYW159734 and #159737 dated February 1, 2004. These leases cover 3,744.57 acres in the Jonah Prospect, South of the Jonah Field in the Greater Green River Basin, Wyoming. These leases are subject to a 12.5% royalty retained by the lessor and 5% overriding royalty retainer by the seller. The leases were acquired by the Company March 17, 2010 for $300,000 cash from a related party. The related party had paid $80,000 to paid-in capital by the remaining $220,000. No exploration work has been conducted by the Company on the properties to December 31, 2012.

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

Impairment of the properties from their recorded acquisition values was considered at December 31, 2012. Management considered that there were no changes in circumstances that would warrant impairment from the estimated values indicated by geological reports.

5. ACCOUNTS PAYABLE

Accounts Payable at December 31, 2012 consists of:

Direct Capital	$28,185.67

$28,185.67

6. NOTES PAYABLE

Current

	March 31,	December 31,
	2012	2012
Asher Enterprises Inc.	-	24,400
Direct Capital	-	60,000
Syndication Capital	-	105,000
Xploration, Inc.	-	269,000
Special Situation Fund One	61,491	65,180
	$61,491	$523,580

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

Between May 8 and September 30, 2012, the investor advanced a further $65,000.  $92,600 of the loan was converted to 25,715,010 shares of common stock, reducing the loan to $32,900 as of September 30, 2012.

On November 8, 2012, the investor advanced a further $27,500 and $2,500 in legal fees was expensed on December 31, 2012 increasing the loan to $60,400.

As of December 31, 2012, the Company recorded debt discount and a derivative liability of $36,000 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.

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

Direct Capital.  On December 31,2012 the Company converted $60,000 in Management fees of $60,000 to a Note Payable.

Syndication Capital.  On December 31, 2012 the Company converted A/P of $105,000 to a Note Payable.

Xploration Inc.  On December 31, 2012 the Company converted A/P of $269,000 to a Note Payable on 12/31/12

7. RELATED PARTY TRANSACTIONS

 Tim Deherra advanced the company $500 on October 4, 2012 and November 4, 2012 and was repaid $2,000 on November 9, 2012, decreasing the loan to $127,850 as of December 31, 2012

8. PREFERRED STOCK

Preferred stock issue during the third quarter ended December 31, 2012 was as follows:

On October 12 2012, 125,000 shares of Series A Preferred Stock were converted into 25,000,000 shares of common stock at the conversion ratio of .005 preferred to 1 common. The stocks exchanged had equal value, resulting in no gain or loss on the transaction.

As at December 31, 2012, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,432 Series A were issued and outstanding, (1,965,000 as at March 31, 2012).

9. COMMON STOCK

Common stock issues during the nine months ended December 31, 2012 were as follows:

On October 12, 2012, 125,000 shares of Series A Preferred Stock were converted into 25,000,000 shares of common stock at the conversion ratio of .005 preferred to 1 common. The stocks exchanged had equal value, resulting in no gain or loss on the transaction.

From October 1, 2012 to December 31, 2012, the holders of a convertible notes converted a total of $92,600 of principal and interest into 49,508,657 shares of our common stock.

As at December 31, 2012, 1,500,000,000 shares of common stock of par value $0.001 were authorized, of which 388,782,310 were issued and outstanding, (201,944,542 as at March 31, 2012).

10. INCOME TAXES

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	December 31,
	2012	2011
Operating Loss for the 9 months ended December 31, 2012	$(603,816)	$(297,681)
Average statutory tax rate	35%	35%

Expected income tax provision	$(211,336)	$(104,188)
Unrecognized tax losses	211,336	104,188

Income tax expense	$—	$—

The Company has net operating losses carried forward of approximately $2,231,858 for tax purposes which will expire in 2027 through 2032 if not utilized beforehand.

11. SUBSEQUENT EVENTS

From January 1, 2013 to February 4, 2013, the holders of a convertible notes converted a total of $34,500 of principal and interest into 67,125,757 shares of our common stock.

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

Except as described above events subsequent to December 31, 2012 have been evaluated through February 14, 2013 the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent event to be disclosed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2012 $	December 31, 2011 $
Current Assets	715	6,511
Current Liabilities	778,991	422,821
Working Capital (Deficit)	(778,276)	(416,310)

Cash Flows

	December 31, 2012 $	December 31, 2011 $
Cash Flows from (used in) Operating Activities	(927,581)	(206,372)
Cash Flows from (used in) Financing Activities	902,880	191,149
Cash Flows from (used in) Investing Activities	---	224
Net Increase (decrease) in Cash During Period	(24,701)	(14,999)

Results for the Quarter Ended December 31, 2012 Compared to the Quarter Ended December 31, 2011

Operating Revenues

The Company’s revenues for the nine months ended December 31, 2012 and December 31, 2011 were $Nil and $Nil, respectively.

Cost of Revenues

The Company’s cost of revenues for the nine months ended December 31, 2012 and December 31, 2011 were $Nil and $Nil, respectively.

Gross Profit

The Company’s gross profit for the nine months ended December 31, 2012 and December 31, 2011 was  $Nil and $ Nil respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended December 31, 2012 and December 31, 2011 were $432,266 and $297,681, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The increase was primarily attributable to an increase in management fees and administrative expenses appropriate for normal operations.

Net Loss

Net loss for the nine months ended December 31, 2012 was $(606,816) compared with a net loss of $(298,342) for the nine months ended December 31, 2011.  The increased loss is due to normal operating expenses but without sales.

Results for the Period from March 31, 2009 (inception of development stage) Through December 31, 2012

Operating Revenues

The Company’s revenues for the period from March 31, 2009 (inception of development stage) through December 31, 2012 were $Nil.

Cost of Revenues

The Company’s cost of revenues for the period from March 31, 2009 (inception of development stage) through December 31, 2012 were $Nil.

Gross Profit

The Company’s gross profit for the period from March 31, 2009 (inception of development stage) through December 31, 2012 was $ Nil.

General and Administrative Expenses

General and administrative expenses for the period from March 31, 2009 (inception of development stage) through December 31, 2012 were $1,951,947.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, administrative expenses, interest expense and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from March 31, 2009 (inception of development stage) through December 31, 2012 was $(2,231,858).

Liquidity and Capital Resources

As at December 31, 2012, the Company had a cash balance and asset total of $715 and $11,938,049, respectively, compared with $11 and $7,791,924 of cash and total assets, respectively, as at December 31, 2011. The increase in cash was due to normal operating activities and the increase in total assets was due to the increase in value of the oil and gas properties.

As at December 31, 2012, the Company had total liabilities of $804,991 compared with $422,821 as at December 31, 2011. The increase in total liabilities was attributed to the increase in notes payable in the amount of $559,588, although there was a decrease in stockholder loans to $191,225.  These were, however, slightly offset by the decrease in accounts payable from $275,550 in December 31, 2011 to $28,186 as of December 31, 2012.

The overall working capital decreased from $(416,310) deficit at December 31, 2011 to $(778,276) at December 31, 2012.

Cashflow from Operating Activities

During the nine months ended December 31, 2012, cash used in operating activities was $(927,581) compared to $(206,372) for the nine months ended December 31, 2011. The increase in the amounts of cash used for operating activities was primarily due to the increase in loss during the exploration stage and increase in accounts payable..

Cashflow from Investing Activities

During the nine months ended December 31, 2012 cash used in investing activities was $0 compared to $224 for the nine months ended December 31, 2011.

Cashflow from Financing Activities

During the nine months ended December 31, 2012, cash provided by financing activity was $902,880 compared to $191,149 for the nine months ended December 31, 2011.

Quarterly Developments

On December 31, 2012, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Syndication Capital, whereby the Company exchange $105,000 in total outstanding debt into Convertible Preferred Shares of the Company. Each of the Convertible Preferred shares will convert into common shares of the Company with the conversion price being the lesser of $0.001 or shall equal the variable conversion price (the “Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the market price (the “Market Price”). The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading day period ending on the latest complete Trading Day prior to the Conversion Date. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 31, 2012, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Direct Capital Group, Inc., whereby the Company exchange $70,670.91 in total outstanding debt into Convertible Preferred Shares of the Company. Each of the Convertible Preferred shares will convert into common shares of the Company with the conversion price being the lesser of $0.001 or shall equal the variable conversion price (the “Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the market price (the “Market Price”). The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading day period ending on the latest complete Trading Day prior to the Conversion Date. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 31, 2012, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Xploration Incorporated, whereby the Company exchange $269,000 in total outstanding debt into Convertible Preferred Shares of the Company. Each of the Convertible Preferred shares will convert into common shares of the Company with the conversion price being the lesser of $0.001 or shall equal the variable conversion price (the “Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the market price (the “Market Price”). The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading day period ending on the latest complete Trading Day prior to the Conversion Date. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

The foregoing summary description of the terms of the Agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Agreement, this reference is made to such agreement, which is filed as Exhibits 10.4, hereto and is incorporated herein by this reference.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2012, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended March 31, 2012. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 includes a detailed discussion of our risk factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.Quarterly Issuances:

From October 1, 2012 to December 31, 2012, the holders of a convertible notes converted a total of $92,600 of principal and interest into 49,508,657 shares of our common stock.

On October 12, 2012, 125,000 shares of Series A Preferred Stock were converted into 25,000,000 shares of common stock at the conversion ratio of .005 preferred to 1 common.

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

2. Subsequent Issuances:

From January 1, 2013 to February 4, 2013, the holders of a convertible notes converted a total of $34,500 of principal and interest into 67,125,757 shares of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

Effective on or about February 14, 2013, the Company terminated the services of its principal independent auditor, John Kinross-Kennedy (the “Former Accountant”).

In the Former Accountant’s principal accountant’s report on the Company’s financial statements for its fiscal years ended June 30, 2012 and 2011, no adverse opinion or disclaimer of opinion was issued and no opinion of the Former Accountant was modified as to audit scope or accounting principles. Our Former Accountant’s report on the Company’s financial statements for the years ended June 30, 2012 and 2011, as reported in the registrant’s Form 10-K that was filed with the Securities and Exchange Commission on October 2, 2012, contained a paragraph concerning uncertainty as to the Company’s ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty.

The change in auditor was recommended, approved and ratified by the Company's Board of Directors.

Since the Company’s inception on May 18, 2005, through its most recent fiscal year ended June 30, 2012, and subsequent interim periods preceding this change of independent auditors, the Company is not aware of any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company is not aware of any reportable events (as defined in Item 304(a)(iv) or (v) of Regulation S-K) that have occurred during the two most recent fiscal years and the interim periods preceding the dismissal of the Former Accountant.

The Company has engaged the firm of Anton Chia, (the “New Accountant”), as its new principle independent accountant effective February 14, 2013, to audit our financial records. During the two most recent fiscal years and the interim period preceding the appointment of the New Accountant, we have not consulted the New Accountant regarding either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to the Company that the Company considered an important factor in reaching a decision as to the accounting or financial reporting issue; or any matter that was either the subject of a disagreement or event (as defined in Item 304(a)(iv) or (v) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Loan Agreement, by and between the Company and Kelly Sundberg, dated December 18, 2006	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.2	Loan Agreement, by and between the Company and Green Shoe, Inc., dated March 26, 2008	Filed with the SEC on March 28, 2008 as part of our Current Report on Form 8-K.
10.3	Employment Agreement, by and between the Company and Paul Watts, dated January 31, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
10.4	Asset Purchase and Sale Agreement, by and between the Company and Murrayfield Limited, dated March 11, 2010	Filed with the SEC on March 23, 2010 as part of our Current Report on Form 8-K.
10.5	Share Issuance Agreement, by and between the Company and Premier Global Corp, dated April 23, 2010	Filed with the SEC on April 28, 2010 as part of our Current Report on Form 8-K.
10.6	Separation Agreement, by and amongst the Company and Kelly Sundberg, Stephen Ronaldson and Paul Watts, dated December 3, 2010	Filed with the SEC on December 7, 2010 as part of our Current Report on Form 8-K/A.
10.7	Share Exchange Agreement, by and between the Company and Joaquin Basin Resources Inc., dated January 20, 2011	Filed with the SEC on January 25, 2011 as part of our Current Report on Form 8-K.
10.8	Agreement for the Sale and Assignment and Affirmation of Obligation, by and amongst the Company, Green Shoe, LLC, and Syndication Capital, LLC, dated January 28, 2011	Filed with the SEC on February 4, 2011 as part of our Current Report on Form 8-K.
10.9	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.10	Form of Convertible Promissory Note, by and between the Company and Holder, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.11	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.12	Form of Convertible Promissory Note, by and between the Company and Holder, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.13	Transfer of Asset by and between, Xploration Inc, and Joaquin Basin Resources, dated January 20, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.14	Mineral Rights Purchase Amendment, by and between Xploration Inc. and Joaquin Basin Resources, dated November 21, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.15	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.16	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.17	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed herewith.
10.18	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed herewith.
10.19	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed herewith.
16.1	Representative Letter from Schumaker & Associates, Inc.	Filed with the SEC on January 21, 2011 as part of Current Report on Form 8-K.
16.2	Representative Letter from John Kinross-Kennedy	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRID PETROLEUM CORP.
Dated: February 19, 2013	/s/ James Powell
JAMES POWELL
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 19, 2013	/s/ James Powell
By: JAMES POWELL Its: Director