Form 10-K
period 2013-03-31
Grid Petroleum Corp.
filed 2013-07-15
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Fiscal Year Ended March 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

GRID PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-53276	30-0690324
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)
999 18th Street, Suite 3000, Denver, CO 80202 (Address of principal executive offices)

(303) 952-7658 (Registrant’s Telephone Number)

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

Yes[  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

0

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No[X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reportingcompany	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 28, 2012 was $157,928 based upon the price ($0.0090) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of June 18, 2013, there were702,730,835shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “GRPR”, “we”, “us” and “our” are references to Grid Petroleum Corp..All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Corporate History

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

We are subject to the terms and conditions of the operating agreement established by the operator for the Garcia#3 well, Kidd Production Inc., the property developer, Progas Energy Services and the third party vendor we acquired our 10% interest from.

In August of 2012 Scorpion Rig #1 was moved onto the Garcia #3 location.  The rig drilled to a total depth of 3750 feet with oil shows in the Frio Sands.  Pipe was cemented in placed and the drilling rig was released.  In October aworkover unit was moved in to test the target zones.  The lower zones were tested and found to contain natural gas with water produced from the zone.  The decision was made to move up the well and test an oil bearing zone.  This zone was determined to be tight and requiring a frac job to accurately determine the potential production of this zone.  The Company was not in agreement with Progas regarding the value of a frac job on this zone and we are waiting on information back from Progas regarding thefrac job and any results.Progas continues to be challenging to work with.

Due to our minority interest in the Garcia#3 well, we are reviewing operational alternatives to resolve our inability to control the development of this well and the field in general for any future drilling activities.  The Company continues to evaluate leases available in the same area as the Premont Field, which may be available for the Company to lease directly from the mineral rights owners.

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

The total expenses that Xploration paid on behalf of Joaquin associated with the mineral leaseswillexceed $1,100,000. Joaquin will get a full carry on the first well drilled.

The following is a list of the expenses Xplorationpaid and to be paid on behalf of Joaquin:

1.

All GG&A, in excess of $300,000 was paid, as determined by Xploration of the leases for the period October 1, 2012 through March 31, 2013.

2.

All lease rentals, were paid in the amount of $284,000, due for the period October 1, 2011 through March 31, 2013.

3.

Pay all expenses through completion of the first well planned to be on a lease preselected by the geological team (but at Xploration’s election to be drilled on any of the leases), the cost of which is estimated to be in excess of $500,000 (“First Farmin Well”), such well anticipated to be commenced during the period in the last quarter of 2013.

4.

In the event Xploration has not commenced drilling the First Farmin Well within the timeframe as referenced in 3 above, then the time period within which Xploration may drill the First Farmin well may be further extended for an additional twelve month period ending September 30, 2013.

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

In recent months, Solimar Energy as operator has been active on the Kreyenhagen Trend Prospect. Six wells have been submitted to the State of California for permitting.  The permits are still under review by the State of California.

Bawden 1-24 - The well that we have a Carried Interest or Farm-in well where we will not have any expenses and we are carried 100%. Target Zone: Temblor Test

Vintage 1-17 - Temblor Test

Vintage 1-21 - Temblor Test

Den Hartog A-1 - Avenal Test

Den Hartog A-2 - Avenal Test

Den Hartog A-3 - Avenal Test

Each Drilling permit requires a Blunt Nose Lizard "study" to be conducted once in the spring and once again in the fall. After the study is finalized the drilling permits can be issued and the drilling process is expected to start. Plans to spud three exploratory wells sometime in 2013-2014.  The Blunt Nose Lizard studies are still underway and upon completion the State of California will finalize the review of the proposed drilling permits.

The Geological study was conducted on only the KreyenhagenRanch.Solimar Energy has chosen not to share any of the information generated by the survey done on the Ranch.  As we are not the operator in the Kreyenhagen Trend acreage the Company is dependent on Solimar Energy as it relates to activity in the Trend acreage.  Currently it seems that Solimar is focused on the Ranch properties and not the Trend.  Company management is keeping communication open with Solimar in an attempt to have their focus to expand and include the Trend acreage development.

SE Jonah Prospect

The Companies working interest in the remaining SE Jonah Prospect leases was allowed to expire as the Company’s evaluation of the potential investment was conclusive in the following; the large dollars required to develop this field remained far greater than the possible revenue to be generated over an acceptable time frame.  Primarily, based on the low selling price of natural gas, which is lower than the overall cost of production, and the lack of an infrastructure to allow full production of natural gas from an existing well.  The time frame to develop the required infrastructure is based on the natural gas production to warrant a transportation company committing the funding to build it.  Along with a low selling price for the product signifies that the money will not be spent to drill due to the lack of transportation and the transportation will not happed due to the lack of drilling.

Competition and Marketing

We will be faced with strong competition from many other companies and individuals engaged in the oil and gas business, many are very large, well-established energy companies with substantial capabilities and established earnings records. We may be at a competitive disadvantage in acquiring oil and gas prospects since we must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. It is nearly impossible to estimate the number of competitors; however, it is known that there are a large number of companies and individuals in the oil and gas business.

Exploration for and production of oil and gas are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment including drilling rigs and tools. We expect we will depend upon independent drilling contractors to furnish rigs, equipment and tools to drill wells. Higher prices for oil and gas may result in competition among operators for drilling equipment, tubular goods and drilling crews, which may affect our ability expeditiously to drill, complete, recomplete and work-over wells.

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

Any exploration or production on Federal land will have to comply with the Federal Land Management Planning Act, which has the effect generally of protecting the environment. Any exploration or production on private property whether owned or leased will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Environmental Regulation

Oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, or EPA, issue regulations, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, and impose substantial liabilities for pollution. The strict liability nature of such laws and regulations could impose liability upon us regardless of fault. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as the oil and natural gas industry in general.

The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or the “Superfund” law, generally imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination and those persons that disposed or arranged for the disposal of the hazardous substance. Under CERCLA and comparable state statutes, such persons may be subject to strict joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such “hazardous substances” have been released.

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws. However, costs could occur at any time through industrial accident or in connection with a terrorist act or a new project. Costs could extend into the millions of dollars for which we could be totally liable. In the event of liability, we believe we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability were limited to our percentage share, any significant liability would wipe out our assets and resources

Employees

James Powell is our President. None of our employees is represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be good.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 999 18th Street, Suite 3000, Denver, CO 80202. We are committed to payments of $199 per month for shared office space and office services in Denver, Colorado until February 28, 2014. A description of our oil and gas properties is set forth above in this Annual Report under the heading “Business.” As of the date of this filing, the Company has not sought to move our office. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company currently does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted on the OTC Markets since October 17, 2007 trading under the symbol “SBRT”. On January 15, 2008 our symbol was changed to “SBTR” and on December 15, 2009 our symbol was changed to “GRPR” to reflect our Company’s name change Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCQB for the period from April 1, 2011 through March 31, 2013based on our fiscal year end March 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 – High			.0093	.0028
2013 – Low			.0052	0.0007
2012 – High	0.024	0.013
2012 – Low	0.011	0.0052

Record Holders

As of June 18, 2013, there were 704,162,835shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 39 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

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

Between May 8, 2012, and September 18, 2012, 25,715,010 shares of common stock were issued in the elimination of debt at the uniform price of $0.01. An expense of $164,550 was recorded.

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

On December 31, 2012, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Syndication Capital, whereby the Company exchanges $105,000 in total outstanding debt into Convertible Preferred Shares of the Company. Each of the Convertible Preferred shares will convert into common shares of the Company with the conversion price being the lesser of $0.001 or shall equal the variable conversion price (the “Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the market price (the “Market Price”). The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading day period ending on the latest complete Trading Day prior to the Conversion Date. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 31, 2012, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Direct Capital Group, Inc., whereby the Company exchanges $70,670.91 in total outstanding debt into Convertible Preferred Shares of the Company. Each of the Convertible Preferred shares will convert into common shares of the Company with the conversion price being the lesser of $0.001 or shall equal the variable conversion price (the “Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the market price (the “Market Price”). The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading day period ending on the latest complete Trading Day prior to the Conversion Date. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 31, 2012, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Xploration Incorporated, whereby the Company exchanges $269,000 in total outstanding debt into Convertible Preferred Shares of the Company. Each of the Convertible Preferred shares will convert into common shares of the Company with the conversion price being the lesser of $0.001 or shall equal the variable conversion price (the “Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the market price (the “Market Price”). The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading day period ending on the latest complete Trading Day prior to the Conversion Date. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

From January 1, 2013 to March 31, 2013, the holders of a convertible notes converted a total of $97,920 of principal and interest into 177,789,278 shares of our common stock.

Subsequent Issuances

From April 1, 2013 to June 18, 2013, the holders of a convertible notes converted a total of $35,100 of principal and interest into 136,159,247 shares of our common stock.

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	March 31, 2013 $	March 31, 2012 $
Current Assets	573	25,465
Current Liabilities	1,552,432	530,216
Working Capital (Deficit)	(1,551,859)	(504,751)

Cash Flows

	March 31, 2013 $	For theyear ended March 31, 2012 $
Cash Flows from (used in) Operating Activities	(749,171)	(442,110)
Cash Flows from (used in) Investing Activities	-	(4,151,776)
Cash Flows from (used in) Financing Activities	724,329	4,604,292
Net Increase (decrease) in Cash During Period	573	25,416

Results for the Year Ended March 31, 2013Compared to the Year Ended March 31, 2012

Revenues:

The Company’s revenues were $nil for the year ended March 31, 2013 compared to $nil in 2012.

Cost of Revenues:

The Company’s cost of revenue was $nil for the year ended March 31, 2013 compared to $nil in 2012.

Operating Expenses:

Operating expenses for the year ended March 31, 2013 and March 31, 2012 were $5,435,808 and $502,135, respectively.  The expenses consisted of the impairment on rights to future exploration costs and consulting fees, management fees, office expensesand preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in management fees for normal operations.

Other Income (Expense):

Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2012 through March 31, 2013.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. Interest associated with the derivative instruments amounted to approximately $(301,571).  There was losson derivative valuation of $64,561for the year ended March 31, 2013.

Net Loss:

Net loss for the year ended March 31, 2013 was $(5,801,940) compared with a net loss of $(621,640) for the year ended March 31, 2012. The increased net loss is due to an increase management fees, general and administrative expenses and convertible note expenses.

Results for the Period from March 31, 2009 (Inception of Exploration Stage) through March 31, 2013

Revenues:

The Company’s revenues were $nil for the year ended March 31, 2013 compare to $nil for the period from inception to March 31, 2013.

Cost of Revenues

The Company’s cost of revenue was $nil for the year ended March 31, 2013 compared to $nil for the period from inception to March 31, 2013.

Operating Expenses:

Operating expenses consisted of the impairment on rights to future exploration costs and consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company. For the year ended March 31, 2013, operating expenses was $5,435,808 compared to $7,064,993 for the period from inception to March 31, 2013.

Other Income (Expense):

Other income (expense) for the period March 31, 2009 (Inception of Exploration Stage) through March 31, 2013 was $(366,132). Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2012 through March 31, 2013.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. Interest associated with the derivative instruments amounted to approximately $301,571.

Net Loss.

Net loss for the period March 31, 2009 (Inception of Exploration Stage) through March 31, 2013was $(7,431,126). The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of March 31, 2013, total current assets were $573, which consisted of cash.

As of March 31, 2013, total current liabilities were $1,552,432, which consisted primarily of accounts payable and accrued expenses and convertible debentures. We had negative net working capital of $(1,551,859) as of March 31, 2013.

During the period from March 31, 2009 (Inception of Exploration Stage) through March 31, 2013, operating activities used cash of $(2,081,553). The cash used by operating activities related to general and administrative expenses, the purchase of inventory for resale and non-cash items related to derivative instruments. Except for cash in the amount of $nil from sales of our products, all of the cash during this period was provided by related party transactions, capital contributions and convertible debentures.

Intangible Assets

The Company’s intangible assets were $nil as of March 31, 2013.

Material Commitments

The Company’s material commitments were $nil as of March 31, 2013.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

0

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRID PETROLEUM CORP. AND SUBSIDIARIES
( AN EXPLORATION STAGE COMPANY )

Index to Consolidated Financial Statements

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Grid Petroleum Corporation(anexplorationstage company)

We have audited the accompanying consolidated balance sheet of Grid Petroleum Corporation (anexplorationstage company), as of March 31, 2013, and the related statements of operations, change in stockholders’ equity and cash flows for the year then ended; and for the period from March31, 2009(Inception) through March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of March 31, 2012, were audited by other auditors, whose report dated June 25, 2012, expressed an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grid Petroleum Corporation as of March 31, 2013, and the results of theiroperations and theircash flows for the year then ended; and for the period from March 31, 2009(Inception) through March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ANTON & CHIA, LLP

Newport Beach, California

July 15, 2013

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
(An Exploration Stage Company)
Consolidated Balance Sheets
as of March 31, 2013 and 2012

	March 31,	March 31,
	2013	2012
ASSETS

Current assets:
Cash	$ 573	$ 25,416
Other current assets	-	49
Total current assets	573	25,465
Oil & gas properties	7,026,666	7,112,000
Rights to future exploration costs	663,967	4,825,334
TOTAL ASSETS	7,691,206	11,962,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	26,115	349,000
Notes payable, current	588,442	61,491
Accrued interest payable	6,719	-
Derivative liability	713,306	-
Stockholder loans	217,850	119,725
Total Current Liabilities	1,552,432	530,216

Stockholder's Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,432,000 and 1,965,000 shares issued and outstanding March 31, 2013 and 2012 respectively	1,432	1,965

Common stock, $0.001 par value,1,500,000,000 shares authorized; 566,571,588 and 201,944,542 shares issued and outstandingMarch 31, 2013 and 2012 respectively	566,571	201,945
Additional paid in capital	13,121,602	12,977,564
Accumulated other comprehensive loss	(115,361)	4,144
Accumulated deficit during developmental stage	(123,849)	(123,849)
Accumulated deficit during exploration stages	(7,311,620)	(1,629,186)
Total stockholders' equity	6,138,774	11,432,583
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 7,691,206	$ 11,962,799

The accompanying notes are an integral part of these financial statements

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

	Year ended		FromInception
	March 31,		(March 31, 2009) to
	2013	2012	(March 31,2013)

Operating expenses
Impairment of rights to future	$ 4,825,334	$ -	$ 4,825,334
exploration costs
Impairment of oil and	85,334	-	85,334
gas properties
Consulting	245,766	373,144	1,009,050
Depreciation	50	253	2,759
Interest expense	-	4,649	8,989
Investor relations	-	9,200	89,753
Management fees	98,360	-	98,360
Professional fees	32,314	66,804	292,318
Salaries & benefits	-	-	22,294
Other G&A expenses	148,651	48,085	630,802
Loss from operations	(5,435,809)	(502,135)	(7,064,993)
Other income/ (expense)
Change in derivative	(64,561)	-	(64,561)
liability
Interest on convertible notes	(301,571)	-	(301,571)
Loss on convertible notes	-	(119,505)	-
Loss before income taxes	(5,801,940)	(621,640)	(7,431,126)
Income tax expense	-	-	-
Net Loss	$ (5,801,940)	$ (621,640)	$ (7,431,126)
Other comprehensive gain (loss)
Loss on elimination of	-	-	(119,505)
convertible notes
Foreign currency translation	-	-	4,144
adjustments
Comprehensive Loss	$ (5,801,940)	$ (621,640)	$ (7,546,487)

Per share information
Basic weighted number of common shares outstanding	325,111,680	152,925,299

Net loss per common share	$ (0.02)	$ -

The accompanying notes are an integral part of these financial statements

GRID PETROLEUM CORP. (formerly SUNBERTA RESOURCES INC.)
(An Exploration Stage Company) Consolidated Statement of Stockholders' Equity
For the period from formation, (September 19, 2006), to March 31, 2013
							Deficit	Deficit
						Accumulated	Accumulated	Accumulated
					Additional	Other	during the	during the	Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Exploration	Development	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Stage	Equity
Beginning balances, September 19, 2006	-	$ -	52,000,000	$ 26,000	$ -	$ -	$ -	$ -	$ 26,000
Shares issued pursuant to subscriptions
November 15, 2006 at $0.0005	-	-	25,500,000	25,500	-	-	-	-	25,500
Shares issued for acquisition of
subsidiary at $0.05	-	-	2,000	107	-	-	-	-	107
Shares issued pursuant to subscriptions									-
March 30, 2007	-	-	4,540,000	22,700	-	-	-	-	22,700
Non-cash use os premises contributed
by a director	-	-	-	-	2,250	-	-	-	2,250
Net (loss) for the period	-	-	-	-	-	(857)	(31,138)	-	(31,995)
Balances March 17, 2007	-	$ -	82,042,000	$ 74,307	$ 2,250	$ (857)	$ (31,138)	$ -	$ 44,562

Non-cash use of premises contributed
by a director	-	-	-	-	6,000	-	-	-	6,000
Net income (loss) for the year	-	-	-	-	-	5,152	(82,075)	-	(76,923)
Balances March 31, 2008	-	$ -	82,042,000	$ 74,307	$ 8,250	$ 4,295	$ (113,213)	$ -	$ (26,361)

Non-cash use of premises contributed
by a director	-	-	-	-	6,000	-	-	-	6,000
Net income (loss) for the year	-	-	-	-	-	504	(60,062)	-	(59,558)
Balances March 31, 2009	-	$ -	82,042,000	$ 74,307	$ 14,250	$ 4,799	$ (173,275)	$ -	$ (79,919)

Non-cash use of premises contributed
by a director	-	-	-	-	5,000	-	-	-	5,000
Forgiveness of shareholder's loan	-	-	-	-	27,500	-	-	-	27,500
Forgiveness of fees payable to a consultant	-	-	-	-	3,813	-	-	-	3,813
Legal fees paid by a shareholder	-	-	-	-	3,569	-	-	-	3,569
Shares issued pursuant to subscriptions
March 9, 2010 at $0.40	-	-	1,250,000	1,250	498,750	-	-	-	500,000
Excess of price paid to related party for									-
oil & gas properties over related party's cost	-	-	-	-	(220,000)	-	-	-	(220,000)
Stock cancelled March 17, 2010	-	-	(18,002,000)	(10,267)	10,267	-	-	-	-
Imputed interest on shareholders' loan	-	-	-	-	2,318	-	-	-	2,318
Net (loss) for the year	-	-	-	-	-	(655)	-	(123,849)	(124,504)
Balances March 31, 2010	-	$ -	65,290,000	$ 65,290	$ 345,467	$ 4,144	$ (173,275)	$ (123,849)	$ 117,777

Shares issued pursuant to agreement
May 14, 2010 at $1.48 and;	-	-	134,420	134	199,866	-	-	-	200,000
September 28, 2010 at $0.75	-	-	266,667	267	199,733	-	-	-	200,000
Shares issued for consulting
June 30, 2010 at $0.82	-	-	50,000	50	40,900	-	-	-	40,950

Shares issued for consulting
October 18, 2010 at $0.39	-	-	50,000	50	19,450	-	-	-	19,500
Shares issued for consulting
November 15, 2010 at $0.39	-	-	150,000	150	58,350	-	-	-	58,500
Shares issued to retire debt
February 1, 2011 at $0.05	-	-	1,300,000	1,300	62,171	-	-	-	63,471
Shares issued for services
January 3, 2011 at $0.02	-	-	6,000,000	6,000	87,000				93,000
Shares issued for acquisition of
subsidiary at $0.12	-	-	62,000,000	62,000	7,368,900	-	-	-	7,430,900
Net (loss) for the year	-	-	-	-	-	-	(834,271)	-	(834,271)
Balances March 31, 2011	-	$ -	135,241,087	$ 135,241	$ 8,381,837	$ 4,144	$ (1,007,546)	$ (123,849)	$ 7,389,827

Consulting fees issued by shares
August 18, 2011	-	-	500,000	500	14,500	-	-	-	15,000
Conversion of debt to stock August 29 -
September 21, 2011	-	-	9,406,149	9,406	169,527	-	-	-	178,933
Conversion of debt to stock November 28-									-
December 8, 2011	-	-	11,295,545	11,296	76,518	-	-	-	87,814
Service fees issued by shares Dec 2, 2011	-	-	12,000,000	12,000	84,000	-	-	-	96,000
Shares returned Treasury - preliminary
transaction	-	-	(3,198,528)	(3,199)	3,199	-	-	-	-
Conversion of debt to stock January 6 -
February 9, 2012	-	-	12,815,862	12,816	104,988	-	-	-	117,804
Consulting fees issued by shares Feb 2, 2012	-	-	1,684,427	1,685	15,160				16,845
Preferred stock issued in acquiring
subsidiary	2,076,000	2,076	-	-	4,149,924	-	-	-	4,152,000
Preferred stock converted to common	(111,000)	(111)	22,200,000	22,200	(22,089)	-	-	-	-
Net (loss) for the year	-	-	-	-	-	-	(621,639)	-	(621,639)
Balances for March 31, 2012	1,965,000	$ 1,965	201,944,542	$ 201,945	$ 12,977,564	$ 4,144	$ (1,629,185)	$ (123,849)	$ 11,432,583

Reclassification of loss on convertible notes	-	-	-	-	-	(119,505)	119,505	-	-
Reclassification of conversion of notes	-	-	-	-	(117,804)	-	-	-	(117,804)
Preferred stock converted to common	(80,000)	(80)	16,000,000	16,000	(15,920)	-	-	-	-
Shares issued for consulting
May 17, 2012 at $0.01	-	-	1,514,101	1,514	13,627	-	-	-	15,141
Shares issued for consulting
May 23, 2012 at $0.01	-	-	2,500,000	2,500	22,500	-	-	-	25,000
Shares issued for loan agreement	-	-	1,000,000	1,000	9,000	-	-	-	10,000
Conversion of promissory notes to stock
July 12, 2012 - September 18, 2012	-	-	25,715,010	25,715	66,885	-	-	-	92,600
Elimination of derivative liabilities
July 12, 2012 - September 18, 2012	-	-	-	-	93,398	-	-	-	93,398
Preferred stock converted to common	(328,000)	(328)	65,600,000	65,600	(65,272)	-	-	-	-
Preferred stock converted to common	(125,000)	(125)	25,000,000	25,000	(24,875)	-	-	-	-
Conversion of promissory notes to stock
October 5, 2012 - December 21, 2012	-	-	49,508,657	49,508	35,012	-	-	-	84,520
Elimination of derivative liabilities
October 5, 2012 - December 21, 2012	-	-	-	-	92,876	-	-	-	92,876
Conversion of promissory notes to stock
January 8, 2013 - March 21, 2013	-	-	177,789,278	177,789	(79,869)	-	-	-	97,920
Elimination of derivative liabilities
October 5, 2012 - December 21, 2012	-	-	-	-	114,480	-	-	-	114,480

Net (loss) for the year	-	-	-	-	-	-	(5,801,940)	-	(5,801,940)
Balances for March 31, 2013	1,432,000	$ 1,432	566,571,588	$ 566,571	$ 13,121,602	$ (115,361)	$ (7,311,620)	$ (123,849)	$ 6,138,774

The accompanying notes are an integral part of these financial statements

GRID PETROLEUM CORP. (A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception
	Year ended		(March 31, 2009
	March 31,		to
	2013	2012	March 31,2013)
Operating Activities:
Net loss in exploration stage	(5,801,940)	(621,640)	(7,311,620)
Net loss in development stage	-	-	(123,849)
Adjustment to reconcile net loss to net cash
in operating activities
Impairment of rights to future exploration costs	4,825,334	-	4,825,334
Impairment of oil and gas properties	85,334	-	85,334
Depreciation	-	253	2,759
Interest on convertible notes	64,561	-	64,561
Change in derivative liabilities	301,571	-	301,571
Consulting fees paid in shares	40,141	127,845	167,986
Other	58,713	-	(93,429)
Changes in assets and liabilities:
(Decrease) increase in accounts payable	(322,885)	51,432	32,834
Net cash used in operating activities	(749,171)	(442,110)	(2,081,353)

Investing Activities:
Purchase/disposal of equipment	-	224	(2,759)
Purchase of oil & gas properties	-	(4,152,000)	(11,937,334)
Net cash flows used in investing activities	-	(4,151,776)	(11,940,093)

Financing Activities
Proceeds from note payable	626,737	61,491	688,228
Payments of note payable	-	(65,000)	(65,000)
Proceeds from stockholders' loans	98,125	71,250	217,850
Proceeds from loan payable	-	-	-
Preferred stock issued to finance purchase of acquision
of gas & oil properties	-	4,152,000	-
Issuance of common stock to retire debt	-	384,551	-
Issuance of preferred stock	(533)	-	1,432
Issuance of common stock	-	-	13,179,509
Net cash provided by financing activities	724,329	4,604,292	14,022,019

Change in cash	(24,842)	10,406	573
Cash at the beginning of the period	25,416	15,010	-
Cash at the end of the period	573	25,416	573

Supplementary disclosure for non-cash
investing and financing activities
Forgiveness of accounts payable-related parties	-	-	7,382

Forgiveness of shareholder's loan	-	-	27,500
Stock issued to retire debt	275,040	-	733,062
Swap of a portion of oil & gas properties for
rights to future exploration costs	-	4,825,334	4,825,334
Reduction in derivative liabilities on debt conversion to Additional Paid-in Capital	300,754	-	300,754

The accompanying notes are an integral part of these financial statements

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

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

On May 23, 2012, we executed an agreement toacquire a 10% percent working interest, 7.5% net revenue interest, from a third party interest holder of the Garcia #3 well in Jim Wells County, Texas. The Company agreed to purchase the working interest for $300,000, payable in preferred stock which is convertible into 0.001 shares of the Company’s common stock for each share of preferred stock. As of this date, the preferred shares have not been issued and accordingly, no accounting recognition has been given in connection with the transaction.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Sunberta Alberta, Grid Petroleum Ltd. (“Grid UK”) and Joaquin Basin Resources, Inc. All significant inter-company balances and transactions are eliminated.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

As at March 31, 2013 and 2012, the Company had $573and $25,416 in cash respectively. Cash equivalentscomprise certain highly liquid instruments with an original maturity of three months or less when purchased. As at March 31, 2013 and 2012, the Company did not have any cash equivalents.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As at March 31, 2013, the Company does not believe any adjustment for impairment is required.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at March 31, 2013.

Advertising Expenses

Advertising costs are expensed as incurred.

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

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the forward stock split effected on January 14, 2008 (see Note 12.) Diluted earnings (loss) per share is equal to the basic per share for the years ended March 31, 2013, 2012, and 2011. Common stock equivalents are not included in the loss per sharesince they are anti-dilutive.

Fair Value of Financial Instruments

The carrying value of cash, notes payable, and accounts at March 31, 2013 and 2012 reflected in these financial statements approximates their fair value due to the short-term maturity of these financial instruments.

Income Taxes

The Company records deferred taxes in accordance with FASB ASC No. 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Comprehensive Income

The Company has adopted ASC No. 220, Comprehensive Income. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Exploration Stage

The Company entered the exploration stage upon its inception. The Company exited the exploration stage and entered the development stage on March 31, 2009 when the Company’s mineral claims tenures in British Columbia were abandoned and the Company started seeking new business. The Company exited the development stage and entered a new exploration stage on March 31, 2010 after the Company acquired oil and gas properties in Wyoming. In January 2011, the Company acquired oil and gas properties in California and started planning to explore the properties.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have a material impact on its results of operations or financial position.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

The Company has experienced substantial losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable, including the completion of acquisitions, exploration and development of oil and gas properties and projects, is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

The Company does not have sufficient cash to fund its desired exploration for the next twelve months. The Company has arranged financing as described in Note 7 and intends to draw upon this financing arrangement to fund exploration, production and administration. This financing may be insufficient to fund expenditures or other cash requirements required to find, develop and exploit oil and reserves to the point of profitable operations. There can be no assurance the Company will be successful in finding oil and gas reserves. The Company plans to seek additional financing if necessary in private or public equity offering to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

These financial statements do not give effect to adjustments to the amounts and classification to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. OIL AND GAS PROPERTIES

The Company has oil and gas properties in California.

On January 20, 2011, the Company purchased, through its subsidiary Joaquin Basin Resources Inc., a 50% working interest (37% net revenue interest) in a mineral lease on 4,000 acres in Kings and Fresno counties in California. The lease was initially recorded at the cost of issuing 62,000,000 common shares.On January 20, 2012, 2,076,000 shares of convertible preferred stock were issued in concluding the Joaquin Basin purchase agreement. The cost of the issue, $4,152,000, was based on the value of preferred stock as if converted to common stock. The total cost, $7,026,666, was supported bya volumetric analysis.

The Company received a reserve report from an independent petroleum geologist as of March 31, 2013, which utilized the following assumptions:20% working interest (14% net revenue) supported by a “P10” factor,  a 10% recovery rate,  value for oil of $50 per barrel, resulting in an approximate value to the Company of $8,200,000, an amount in excess of the $7,112,000 recorded on the accompanying balance sheets.

On November 21, 2011, a portion of the interest in the lease was swapped for a future “carry” of exploration costs and administration of the lease. Grid’s 50% working interest (37.5% net revenue interest) was reduced to 30% and 14% respectively. The co-lessee, is the obligor under the agreement. Future exploration costs include the operating “carry” costs of the lease and drilling costs of the first well, named “First Farmin Well.” The exploration costs were valued based on the percentage reduction in net revenue interest. A reduction of $4,825,334 in the value of the Joaquin Basin property was recorded.

Impairment of the California properties from their recorded acquisition values was considered at March 31, 2013 and 2012. Management considered that there were no changes in circumstances that would warrant impairment from the estimated values indicated by independently prepared geological reports.

The Company has oil and gas properties in Wyoming which it does not wish to develop and, accordingly, has recorded an impairment in the amount of $85,334 at March 31, 2013.

In connection with an Amendment to an Asset Purchase Agreement dated November 21, 2011, the Company recorded rights to future exploration costs in the amount of $4,825,334 on its balance sheet as of March 31, 2012. The Company recorded a full impairment as of March 31, 2013.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

Oil and gas properties are summarized as follow as at March 31, 2013:

Proved
Unconventional Acreage	$7,026,666

5. NOTE PAYABLE

Notes payable Comprised as the following:

		March 31,		March 31,
		2013		2012
	$		$
Asher Note #11		27,500		-
Asher Note #12		47,500		-
Special Situations		139,882		61,491
Vista Capital		19,656		-
Direct Capital		169,610
Syndication Capital		252,000		-
Xploration		645,600
Total Notes Payable		$ 1,301,748		$ 61,491
Derivative liability		(713,306)		-
		$ 588,442		$ 61,491

As of March 31, 2013, the Company inadvertently reflected three convertible notes (Asher Note # 5-7) totaling $115,000 as converted to common stock when in fact they were still outstanding.

During the year ended March 31, 2013, the Company recorded initial derivative liabilities for Asher Note # 5-7 totaling $120,770 with the fair values of the conversion features which was determined using the Black-Scholes Valuation Method. Also during the year ended March 31, 2013, the Company issued the following number of common shares upon the conversion of principal and interest as follows:

	Common Shares Issued	Converted Principal and Interest
Asher Note# 5	$ 13,165,344	$ 4,944
Asher Note# 6	10,758,621	31,200
Asher Note# 7	8,791,045	39,000

In connection with the conversion of Asher Note # 5-7, the related derivative liabilities were reclassified to additional paid-in capital.

Asher Note #11

On November 2, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 6, 2013.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

During the year ended March 31, 2013, the Company accrued $nil (year ended March 31, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 58% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Asher Note #12

On February 25, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $47,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 25, 2013.  During the year ended March 31, 2013 the Company accrued $nil (year ended March 31, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date.”

Special Situations Fund One Note.

On March 12, 2012, the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was swapped to Special Situations Fund One for the Asher note plus $21,491, total $61,491. During the year ended March 31, 2013, the Company accrued $4,919 (year ended March 31, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date.”

On September 9, 2012, the Company recorded a derivative liability of $71,218, being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

At the end of each quarter, the Company recorded credits to the derivative liability of $9,377 based on the change in fair value bringing the derivative liability balance to $80,595.

Vista Capital Note

On June 11, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $30,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 15, 2012.  During the year ended March 31, 2013, the Company accrued $1,800 (year ended March 31, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 65% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date.”

On December 9, 2012, the Company recorded an initial derivative liability of $27,207 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

On January 15, 2013, the Company credited the principal balance $10,000 and recorded a debit to penalties and fines due to loss of DTC eligibility.  The derivative liability amounting to $14,735 was reclassified to additional paid in capital.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

As of March 31, 2013, the principal balance is $7,280, interest is $1,800 and the derivative liability is $12,472.

Direct Capital Note

On December 31, 2012, the Company entered into a debt settlement agreement with Direct Capital Group, Inc., whereby the Company exchange $70,671 in total outstanding debt into Convertible Preferred Shares of the

Company. Each of the Convertible Preferred shares will convert into common shares of the Company with the conversion price being the lesser of $0.001 or shall equal the variable conversion price (the “Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the market price (the “Market Price”). The

Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading day period ending on the latest complete Trading Day prior to the Conversion Date. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

Syndication Capital Note

On December 31, 2012, the Company entered into a debt settlement agreement with Syndication Capital, whereby the Company exchanges $105,000 in total outstanding debt into Convertible Preferred Shares of the Company. Each of the Convertible Preferred shares will convert into common shares of the Company with the conversion price being the lesser of $0.001 or shall equal the variable conversion price (the “Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the market price (the “Market Price”). The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading day period ending on the latest complete Trading Day prior to the Conversion Date. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

Xploration Inc.

On December 31, 2012, the Company entered into a debt settlement agreement with Xploration Incorporated, whereby the Company exchanges $269,000 in total outstanding debt into Convertible Preferred Shares of the Company. Each of the Convertible Preferred shares will convert into common shares of the Company with the conversion price being the lesser of $0.001 or shall equal the variable conversion price (the “Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the market price (the “Market Price”). The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading day period ending on the latest complete Trading Day prior to the Conversion Date. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

6. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

As of March 31, 2013, the Company has a derivative liabilities balance for embedded conversion features related to convertible notes payable of face value $93,067 (March 31, 2012 - $nil).  During the year ending March 31, 2013, $233,000 (March 31, 2012 - $162,000) of convertible notes payable were converted into common stock of the Company.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 3 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

March 31,
2013
Balance, beginning of year	$ -
Initial recognition of derivative liability	949,499
FV change in derivative liability	64,561
Conversion of derivative liability to APIC
Asher Note #5	(49,533)
Asher Note #6	(31,812)
Asher Note #7	(41,721)
Asher Note #8	(61,009)
Asher Note #9	(37,303)
Asher Note #10	(37,948)
Vista Capital	(41,428)
Balance as of March 31, 2013	$ 713,306

7. SECURITIES PURCHASE AGREEMENT

On April 23, 2010, the Company entered into an agreement with an investor whereby the investor committed to purchase up to $5,000,000 of units, consisting of shares of the Company’s common stock and share purchase warrants, until April 22, 2013. The Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the agreement. Each advance shall be in an aggregate amount of not more than $1,000,000 and in integral multiples of $100,000. The Company will use the advances to fund operating expenses, acquisitions, and exploration and general corporate activities. The investor also has an option to subscribe up to a further $2,500,000.

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

The Company issued 401,067 shares under the agreement during the fiscal year ended March 31, 2011, realizing $400,000.  This option expired as of April 22, 2013.

8. RELATED PARTY TRANSACTIONS

Related party transaction is not disclosed elsewhere in the consolidated financial statements are as follows:

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

On March 8, 2010, the Company entered an employment agreement with the newly-appointed President, James Powell. Pursuant to the terms of the agreement, the President will receive a base salary of $5,000 per month. The employment agreement will continue indefinitely subject to termination by either party without cause on 30 days’ notice.

On March 8, 2010, the Company entered an employment agreement with the newly-appointed Chairman of the Board, Tim DeHerrera. Pursuant to terms of the terms of the agreement, Mr. DeHerrera will receive a base salary of $8,000 per month with an incremental rise of $500 per quarter until an amount of $10,000 per month is achieved.

The employment agreement will continue indefinitely subject to termination by either party without cause on 30 days’ notice.

Mr.DeHerrera agreed to acquire 6,000,000 shares of the former CEO’s shares at $0.02 per share. The new CEO’s shares were be held in escrow in the form of eight certificates each representing 750,000 shares which were released between April 30, 2010 and March 5, 2012 (a minimum of twenty-one months from the first release date).

On December 2, 2011, pursuant to an employment and consulting agreement, Mr. DeHerrera was issued 12,000,000 restricted common shares.

On May 23, 2012, pursuant to an employment consulting agreement, Mr. Powell was issued 2,500,000 common shares.

During the year ending March 31, 2013, $15,000 in consulting fees wasrecorded for Mr. Powell increasing the amount due to $90,000.

During the year ending March 31, 2013, $30,000 in consulting fees wasrecorded for Mr.DeHerra; of which $2,500 was paid during the year.  He advanced the Company $1,000 from October 2012 to November 2012; and was repaid $2,000 on November 9, 2012, decreasing the loan to $127,850.

The Company is indebted to its officers as follow:

	March 31,
	2013	2012
James Powell-President	$ 90,000	$ 48,375
Tim DeHerra-Chairman of the Board	127,850	71,350
	$ 217,850	$ 119,725

The amounts consist of unpaid salary and advances made on behalf of the Company.. The loans carry no interest, are unsecured, are due on demand and have no maturity.

11. PREFERRED STOCK

On January 25, 2011 the Company filed an amendment to its Nevada Certificate of Designation to create two new series of preferred stock:

A.

Preferred Series A - par value $0.001 - 10,000,000 shares authorized

B.

Preferred Series B  - par value $0.001 – 10,000,000 shares authorized

The preferred stock may be converted at will to common stock in the ratio of 0.005 preferredshare to one common share.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

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

On January 31, 2012, 111,000 shares of Series A Preferred Stock were converted to 22,200,000 shares of common stock at the conversion ratio of .005 preferred to 1 common. The securitiesexchanged had equal value, resulting in no gain or loss on the transaction.

As at March 31, 2012, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,965,000 Series A were issued and outstanding, (nil as at March 31, 2011).

On April 23, 2012, 80,000 shares of Series A Preferred Stock were converted to 16,000,000 shares of common stock at the conversion ratio of .005 preferred to 1 common. The securitiesexchanged had equal value, resulting in no gain or loss on the transaction.

On August 14, 2012, 328,000 shares of Series A Preferred Stock were converted to 65,600,000 shares of common stock at the conversion ratio of .005 preferred to 1 common, according to the attributes of the preferred stock. The securitiesexchanged had equal value, resulting in no gain or loss on the transaction.

On October 12, 2012, 125,000 shares of Series A Preferred Stock were converted into 25,000,000 shares of common stock at the conversion ratio of .005 preferred to 1 common. The securitiesexchanged had equal value, resulting in no gain or loss on the transaction.

As at March 31, 2013, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,432,000 Series A shares were issued and outstanding, (1,965,000 shares as at March 31, 2012).

12. COMMON STOCK

Effective January 14, 2008, the Company split its common stock on a twenty-for-one basis. All shareholders as of the record date of January 14, 2008 receive twenty shares of common stock in exchange for each one common share of their currently issued common stock. The authorized, issued and per share information presented is on a post-split basis. On January 14, 2008, the Company’s total paid-in capital was less than the product of the par value per share multiplied by the number of post-split shares outstanding. As a result, the shareholders may have an obligation to make up the shortfall of $7,735 should the shortfall not be otherwise eliminated.

On March 9, 2010, the Company issued 1,250,000 shares pursuant to a subscription at a price of $0.40 per share for total proceeds of $500,000.

On April 5, 2010, the Company cancelled 18,002,000 shares surrendered for cancellation by the former CEO and majority shareholder of the Company pursuant to an agreement effective March 17, 2010 (Note 8).

On May 14 and September 28, 2010, 134,420 and 266,667 shares, respectively, were issued at $0.48 pursuant to a Securities Purchase Agreement. $400,000 cash was realized.

Pursuant to consulting agreements with two advisors, common stock was issued for services:

Date Issued	Shares	Price Per Share	Expense

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

June 30, 2010	50,000	$0.82	Consulting $40,950
October 18, 2010	50,000	$0.39	Consulting $19,500
November 15, 2010	150,000 s	$0.39	Consulting $58,500

On January 3, 2011, 6,000,000 shares of restricted common stock were issued for services at $0.02 per share; wherebyan expense of $93,000 was recorded.

On February 1, 2011, 1,300,000 shares of common stock were issued at $0.05 per share in retirement of debt of $63,471. The loss on the transaction was de minimus.

On February 1, 2011, 62,000,000 shares of common stock were issued at $0.12 per share in exchange for stock of a subsidiary, acquiring an oil and gas property of $7,368,900. See Note 1.

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

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

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

From January 1, 2013 to March 31, 2013, the holders of a convertible notes converted a total of $97,920 of principal and interest into 177,789,278 shares of our common stock.

13. INCOME TAXES

 The Company accounts for income taxes under FASB Codification Topic 740-6, Accounting for Uncertainty in Income Taxes, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of March 31, 2013, we had a net operating loss carry forwards of $(8,095,093) and a deferred tax asset of $2,752,332 using the statutory rate of 34%. The net operating loss carry forwards may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked a loss valuation allowance of 2,752,332 as of March 31, 2013.

	March 31, 2013	March 31, 2012
Deferred Tax Asset	$ 2,752,332	$ -
Valuation Allowance	(2,752,332)	-
Deferred Tax Asset (Net)	$ -	$ -

14. COMMITMENTS

Effective March 31, 2010, the Company was committed to payment of 100,000 shares per year to each of two consultants, payable in quarterly installments of 25,000 shares, the first installment due June 30, 2010. The advisors will also be paid $1,000 per day for attending meetings of the Company’s committee of advisors and $1,000 per day for services to be provided as needed. The agreements may be terminated by either party without notice.  This is a one year agreement and is no longer applicable.

F- 14

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

The Company has engaged the firm of Anton Chia LLP, (the “New Accountant”), as its new principle independent accountant effective February 14, 2013, to audit our financial records. During the two most recent fiscal years and the interim period preceding the appointment of the New Accountant, we have not consulted the New Accountant regarding either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to the Company that the Company considered an important factor in reaching a decision as to the accounting or financial reporting issue; or any matter that was either the subject of a disagreement or event (as defined in Item 304(a)(iv) or (v) of Regulation S-K).

The Company provided a copy of the foregoing disclosures to the Former Accountant prior to the date of the filing of the report and requested that the Former Accountant furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in the Report.  A copy of the letter furnished in response to that request was filed with the SEC on February 19, 2013, as part of our Quarterly Report on Form 10Q and is incorporated herein by reference.

ITEM 9A.CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of March 31, 2013,  the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at March 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Position Held Since
James Powell	44	President, Sec, Treasure	January 6, 2011
Tim DeHerrera	56	Chairman,Director	December 3, 2010

The Board of Directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director is elected by the Board of Directors and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

James Powell: On January 6, 2011, James Powell was appointed as the President, Secretary, and Treasurer of the Company. From September 2006 to the present, Mr. Powell has been the owner and operator of JP Commercial, a commercial real estate company located in San Diego, California, and which specializes in the sale and acquisition of investment properties, which properties include multi-family, retail, and commercial office buildings. Mr. Powell is a fully licensed real estate broker in California. From June 2002 through September 2006, Mr. Powell worked for CB Richard Ellis, Inc. in San Diego, California, where his duties included responsibility for bringing in new transactions involving the sale and acquisition of multi-family investment properties.

Tim DeHerrera: On December 3, 2010, Mr. Tim DeHerrera was appointed as our Chairman and as a member of the Company’s Board of Directors. Mr. DeHerrera was President of Bonfire Productions Inc. from September 2009 until May 2010. Mr. DeHerrera was President and Chairman of the Intervision Network Corporation from January 2008 until January 2010. Intervision Network was a technology business in IPTV broadcasting and related live Internet-based multimedia transmission technologies, including a global content delivery network.

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

From May 2006 until December 2007, Mr. DeHerrera was President of Atlantis Technology Group, a technology based company.

Identification of Significant Employees

We have no significant employees, other than James Powell, our President, and Tim DeHerrera our Director and Chairman.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended March 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended March 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended March 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Name and principal position	Number of late reports		Transactions not timely reported	Known failures to file a required form
James Powell, President	0	0	0
Tim DeHerrera, Chairman and Director	0		0	0

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal years ended March 31, 2013. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

James Powell President(1)	2013	$60,000	-0-	-0-	-0-	-0-	-0-	-0-	$60,000

Tim DeHerrera Director (1)	2013	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	$120,000

(1) The Company’s officer and director currently devote approximately 30-40 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of Grid Petroleum Corp. and the research and development associated with expanding the Company to new markets. Mr. Powell is the President, Secretary, and Treasurer of the Company andMr. DeHerrera a Director and Chairman of the Company.	(2)

Narrative Disclosure to Summary Compensation Table

On January 6, 2011 the Company entered an employment agreement with the newly-appointed President, James Powell. Pursuant to terms of the terms of the agreement, the President will receive a base salary of $5,000 per month. The employment agreement will continue indefinitely subject to termination by either party without cause on 30 days’ notice.

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

The Company is indebted to its officers as follows:

	March 31,
	2013	2012
James Powell - President	$90,000	$48.375
Tim DeHerrera - Chairman of the Board	$127,850	$71.350
	$217,850	$119,725

The amounts consist of unpaid salary and advances made on behalf of the Company. There have been no repayments. The loans carry no interest, are unsecured, are due on demand and have no maturity.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended March 31, 2012.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 18, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
James Powell			Common Stock	900,000	0.12%

Tim DeHerrera			Common Stock	16,647,590	2.27%
DIRECTORS AND OFFICERS – TOTAL				17,547,590	2.39%

5% SHAREHOLDERS
0			Common Stock

1.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	The percentage shown is based on denominator of 704,162,835 shares of common stock issued and outstanding for the company as of June 18, 2013.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition,Tim DeHerrera is an independent director because he is not also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Year Ended March 31, 2013	Year Ended March 31, 2012
Audit fees	$14,314	$16,803
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$14,314	$16,803

Audit Fees

During the fiscal years ended March 31, 2013, we incurred approximately $14,314 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended March 31, 2013.

During the fiscal year ended March 31, 2012, we incurred approximately $16,803 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $nil and $nil, respectively.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.EXHIBITS.

(a)Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Loan Agreement, by and between the Company and Kelly Sundberg, dated December 18, 2006	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.2	Loan Agreement, by and between the Company and Green Shoe, Inc., dated March 26, 2008	Filed with the SEC on March 28, 2008 as part of our Current Report on Form 8-K.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

10.3	Employment Agreement, by and between the Company and Paul Watts, dated January 31, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
10.4	Asset Purchase and Sale Agreement, by and between the Company and Murrayfield Limited, dated March 11, 2010	Filed with the SEC on March 23, 2010 as part of our Current Report on Form 8-K.
10.5	Share Issuance Agreement, by and between the Company and Premier Global Corp, dated April 23, 2010	Filed with the SEC on April 28, 2010 as part of our Current Report on Form 8-K.
10.6	Separation Agreement, by and amongst the Company and Kelly Sundberg, Stephen Ronaldson and Paul Watts, dated December 3, 2010	Filed with the SEC on December 7, 2010 as part of our Current Report on Form 8-K/A.
10.7	Share Exchange Agreement, by and between the Company and Joaquin Basin Resources Inc., dated January 20, 2011	Filed with the SEC on January 25, 2011 as part of our Current Report on Form 8-K.
10.8	Agreement for the Sale and Assignment and Affirmation of Obligation, by and amongst the Company, Green Shoe, LLC, and Syndication Capital, LLC, dated January 28, 2011	Filed with the SEC on February 4, 2011 as part of our Current Report on Form 8-K.
10.9	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.10	Form of Convertible Promissory Note, by and between the Company and Holder, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.11	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.12	Form of Convertible Promissory Note, by and between the Company and Holder, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.13	Transfer of Asset by and between, Xploration Inc, and Joaquin Basin Resources, dated January 20, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.14	Mineral Rights Purchase Amendment, by and between Xploration Inc. and Joaquin Basin Resources, dated November 21, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.15	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.16	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.17	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
10.18	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
10.19	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
16.1	Representative Letter from Schumaker & Associates, Inc.	Filed with the SEC on January 21, 2011 as part of Current Report on Form 8-K.
16.2	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*To be filed by amendment. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRID PETROLEUM CORP.

Dated: July 15, 2013

/s/ James Powell

By: James Powell

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: July 15, 2013

/s/ Tim DeHerrera

Tim DeHerrera– Chairman and Director