Form 10-Q
period 2013-06-30
Grid Petroleum Corp.
filed 2013-08-19
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53276

GRID PETROLEUM CORP.

(Name of small business issuer in its charter)

Nevada	30-0690324
(State of incorporation)	(I.R.S. Employer Identification No.)

999 18th Street, Suite 3000, Denver, CO 80202

(Address of principal executive offices)

303-952-7658

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]No[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of July 15, 2013, there were 702,730,835shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”GRPR,” "our," "us," the "Company," refers to Grid Petroleum Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GRID PETROLEUM CORP.

(AnExploration Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2013 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)

F-1

Condensed Consolidated Statements of Operations (unaudited)F-2

Condensed Consolidated Statements of Cash Flows (unaudited)

F-4

Notes to the Consolidated Financial Statements (unaudited)

F-6

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(An Exploration Stage Company)
Condensed Consolidated Balance Sheet
as of June 30, 2013 and March 31, 2013

	June 30,	March 31,
	2013	2013
ASSETS

Current assets:
Cash	$ -	$ 573
Other current assets	-	-
Total current assets	-	573
Oil & gas properties	7,026,666	7,026,666
Rights to future exploration costs	-	663,967
TOTAL ASSETS	$ 7,026,666	$ 7,691,206

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Bank overdraft	$ 254	$ -
Accounts payable	41,910	26,115
Notes payable, net of discount	578,105	588,442
Accrued interest payable	12,967	6,719
Derivative liability	1,255,724	713,306
Stockholder loans	255,573	217,850
Total Current Liabilities	2,144,533	1,552,432
Shareholder's Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,432,000 and 1,432,000 shares issued and outstanding June 30, 2013 and March 31, 2013 respectively	1,432	1,432
Common stock, $0.001 par value,1,500,000,000 shares authorized; 702,730,835 and 566,571,588 shares issued and outstanding June 30, 2013 and March 31, 2013 respectively	702,730	566,571
Additional paid in capital	13,068,507	13,121,602
Accumulated other comprehensive loss	(115,361)	(115,361)
Accumulated (deficit) during developmental stage	(123,849)	(123,849)
Accumulated (deficit) during exploration stages	(8,651,326)	(7,311,620)
Total shareholders' equity	4,882,133	6,138,775
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 7,026,666	$ 7,691,206

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss

			From
			Inception
			(March 31, 2009
	For the three months ended		to
	June 30,		June 30,
	2013	2012	2013)
Revenue	$ -	$ -	$ -
Operating expenses
Impairment of Rights to future
Exploration costs	663,967	-	5,489,301
Impairment of oil and gas properties	-	-	85,334
Consulting	37,500	127,641	1,046,550
Depreciation	-	50	2,759
Interest expense	-	2,730	8,989
Investor relations	-	-	89,753
Management fees	23,155	-	121,515
Professional fees	18,495	10,450	310,813
Salaries & benefits	-	-	22,294
Other G&A expenses	2,696	58,082	633,498
Loss from operations	(745,813)	(198,952)	(7,801,806)
Other income/ (expense)
Change in derivative liability	(561,332)	-	(625,893)
Interest on convertible notes	(32,561)	-	(334,132)
Loss before income taxes	(1,339,706)	(198,952)	(8,770,831)
Income tax expense	-	-	-
Net Loss	(1,339,706)	(198,952)	(8,770,831)
Other comprehensive gain (loss)
Loss on elimination of convertible notes	-	-	(119,505)
Foreign currency translation adjustments	-	-	4,144
Comprehensive Loss	(1,339,706)	(198,952)	(8,886,192)

Per share information
Basic, weighted number of common shares outstanding	654,384,654	215,885,426
Net profit/(loss) per common share	(0.00)	(0.00)

GRID PETROLEUM CORP.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

			From
			Inception
	For the Three months ended		(March 31, 2009
	June 30,		to
	2013	2012	June 30,2013)
Operating Activities:
Net loss in exploration stage	$ (1,339,706)	$ (198,952)	$ (8,770,831)
Net loss in development stage	-	-	(123,849)
Adjustment to reconcile net loss to net cash used
in operating activities
Impairment of rights to future exploration costs	663,967	-	4,825,334
Impairment of oil and gas properties	-	-	85,334
Depreciation	-	50	2,759
Interest on convertible notes	-	-	307,819
Change in derivative liabilities	542,418	-	1,255,724
Consulting fees paid in shares	-	-	167,986
Other	-	-	(89,285)
Changes in assets and liabilities:
Increase interest payable	6,248	-	12,967
Increase in accounts payable	15,796	22,730	41,910
Net cash used in operating activities	(111,277)	(176,172)	(2,284,133)

Investing Activities:
Purchase/disposal of equipment	-	-	(2,759)
Purchase of oil & gas properties	-	-	(11,937,334)
Net cash used in investing activities	-	-	(11,940,093)

Financing Activities
Proceeds from note payable	(10,337)	198,000	688,228
Payments of note payable	-	-	(65,000)
Proceeds from stockholders' loans	37,723	35,000	255,573
Bank overdraft	254	-	254
Issuance of preferred stock	-	(80)	1,432
Adjustments to APIC for stock issuance	(53,095)	-	-
Proceed from sale of common stock	136,159	(67,583)	13,343,738
Net cash provided by financing activities	110,704	165,337	14,224,225

Change in cash	(573)	(10,835)	0
Cash at the beginning of the period	573	25,416	-
Cash at the end of the period	$ (0)	$ 14,580	$ 0

Supplementary disclosure for non-cash
investing and financing activities
Forgiveness of accounts payable-related parties	-	-	7,382
Forgiveness of shareholder's loan	-	-	27,500
Stock issued to retire debt	-	-	733,062
Swap of a portion of oil & gas properties for
rights to future exploration costs	-	-	4,825,334
Reduction in derivative liabilities on debt conversion to Additional Paid-in Capital	-	-	348,718

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

In January2007,Sunberta Alberta acquired seven placer claim tenures on southern Vancouver Island, British Columbia, Canada. During the year ended March 31, 2009, the Company abandoned three of the placer claim tenures and decided to abandon the remaining four properties. Between May 31, 2009 and June 14, 2009, the remaining four placer claim tenures expired. The carrying cost of the properties was written off and the operations associated with the properties were treated in the financial statements as discontinued operations in the year ended March 31, 2009. The Company entered the development stage on March 31, 2009 to seek other opportunities. See also note 2.

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

On May 23, 2012, we executed an agreement to acquire a 10% percent working interest, 7.5% net revenue interest, from a third party interest holder of the Garcia #3 well in Jim Wells County, Texas. The Company agreed to purchase the working interest for $300,000, payable in preferred stock which is convertible into 0.001 shares of the Company’s common stock for each share of preferred stock. As of this date, the preferred shares have not been issued and accordingly, no accounting recognition has been given in connection with the transaction.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Sunberta Alberta, Grid Petroleum Ltd. (“Grid UK”) and Joaquin Basin Resources, Inc. All significant inter-company balances and transactions are eliminated.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the impairment of long-lived assets and oil and gas properties.  Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

As of June 30, 2013 the Company had ($254) in cash. Cash equivalents comprise certain highly liquid instruments with an original maturity of three months or less when purchased. As at June 30, 2013 and March 31, 2012, the Company did not have any cash equivalents.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As of June 30, 2013, the Company has recorded a full impairment on its rights to future exploration costs (see Note 3).

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at June 30, 2013.

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

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the forward stock split effected on January 14, 2008 (see Note 12.) Diluted earnings (loss) per share is equal to the basic per share for the three and six months ended June 30, 2013 and 2012. Common stock equivalents are not included in the loss per share since they are anti-dilutive.

Fair Value of Financial Instruments

The carrying value of cash, notes payable, and accounts at June 30, 2013 and 2012 reflected in these condensed financial statements approximates their fair value due to the short-term maturity of these financial instruments.

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

2. GOING CONCERN

These condensed consolidated financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

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

These condensed consolidated financial statements do not give effect to adjustments to the amounts and classification to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. OIL AND GAS PROPERTIES

The Company has oil and gas properties in California.

On January 20, 2011, the Company purchased, through its subsidiary Joaquin Basin Resources Inc., a 50% working interest (37% net revenue interest) in a mineral lease on 4,000 acres in Kings and Fresno counties in California. The lease was initially recorded at the cost of issuing 62,000,000 common shares. On January 20, 2012, 2,076,000 shares of convertible preferred stock were issued in concluding the Joaquin Basin purchase agreement. The cost of the issue, $4,152,000, was based on the value of preferred stock as if converted to common stock. The total cost, $7,026,666, was supported bya volumetric analysis.

The Company received a reserve report from an independent petroleum geologist as of March 31, 2013, which utilized the following assumptions:20% working interest (14% net revenue) supported by a “P10” factor,  a 10% recovery rate,  value for oil of $50 per barrel, resulting in an approximate value to the Company of $8,200,000, an amount in excess of the $7,112,000 recorded on the accompanying consolidated balance sheets.

On November 21, 2011, a portion of the interest in the lease was swapped for a future “carry” of exploration costs and administration of the lease. Grid’s 50% working interest (37.5% net revenue interest) was reduced to 30% and 14% respectively. The co-lessee, is the obligor under the agreement. Future exploration costs include the operating “carry” costs of the lease and drilling costs of the first well, named “First Farmin Well.” The exploration costs were valued based on the percentage reduction in net revenue interest. An impairment in the amount of $4,825,334 has been recorded against the rights to exploration costs.

Impairment of the California properties from their recorded acquisition values was considered at June 30, 2013 and March 31, 2012. Management considered that there were no changes in circumstances that would warrant impairment from the estimated values indicated by independently prepared geological reports.

The Company has oil and gas properties in Wyoming which it does not wish to develop and, accordingly, has recorded an impairment in the amount of $85,334 at March 31, 2013.

Oil and gas properties are summarized as follow as at June 30, 2013:

Proved
Unconventional Acreage	$7,026,666

5. NOTE PAYABLE

Notes payable Comprised as the following:

	June 30,	March 31,
	2013	2013
Asher Note #4	$13,000	$ -
Asher Note #11	19,400	27,500
Asher Note #12	47,500	47,500
Asher Note #13	27,500	-
Special Situations	21,491	61,491
Vista Capital	7,280	9,550
Direct Capital	70,671	70,671
Syndication Capital	105,000	105,000
Xploration	269,000	269,000
Total Notes Payable	$ 580,842	$ 590,712
Unamortized Debt Discount	(2,737)	(2,270)
	$ 578,105	$ 588,442

Asher Note #4

On April 4, 2013, the Company arranged a transfer of a note for $40,000 from Special Situations Fund note for $40,000 was transferred to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum.  During the three month period ending June 30, 2013, the Company accrued $5,298 (three month period ended June 30, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 58% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

On June 30, 2013, the Company recorded a derivative liability of $66,774 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the three month period ended June 30, 2013, the Company issued an aggregate of 91,143,767 common shares upon the conversion of principal amount of $27,000.  The derivative liability amounting to $37,291 was re-classified to additional paid in capital.

Asher Note #11

On November 2, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 6, 2013.  During the three month period ended June 30, 2013, the Company accrued $1,372 (three month period ended June 30, 2012 - $nil) in interest expense.

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

During the three month period ended June 30, 2013, the Company issued an aggregate of 45,015,480 common shares upon the conversion of principal amount of $8,100.  The derivative liability amounting to $10,673 was re-classified to additional paid in capital.

Asher Note #12

On February 25, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $47,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 25, 2013.  During the three month period ended June 30, 2013 the Company accrued $1,301 (three month period ended June 30, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date.”

Asher Note #13

On June 16, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2014.  During the three month period ended June 30, 2013 the Company accrued $102 (three month period ended June 30, 2012 - $nil) in interest expense.

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

On April 4, 2013, the Company transferred a $40,000 note to Asher Enterprises.  In addition, $3,200 in accrued interest was transferred to Asher Enterprises.

During the three month period ended June 30, 2013, the Company accrued $518 (three month period ended June 30, 2012 - $nil) in interest expense.

On June 30, 2013, the Company recorded a credit to the derivative liability of $31,855, based on the change in fair value bringing the derivative liability balance to $48,740.

Vista Capital Note

On June 11, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $30,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 15, 2012.  During the three month period ended June 30, 2013 the Company accrued $857 (three month period ended June 30, 2012 - $nil) in interest expense.

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

As of June 30, 2013, the principal balance is $7,280, interest is $2,657 and the derivative liability is $13,666.

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

During the three month period ending June 30, 2013, $35,100 (June 30, 2012 - $nil) of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 3 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

June 30,
2013
Balance, beginning of year	$ 713,306
Initial recognition of derivative liability	29,050
FV change in derivative liability	561,332
Conversion of derivative liability to APIC
Asher Note #4	(37,291)
Asher Note #11	(10,673)
Balance as of June 30, 2013	$ 1,255,724

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

Mr. DeHerrera agreed to acquire 6,000,000 shares of the former CEO’s shares at $0.02 per share. The new CEO’s shares were be held in escrow in the form of eight certificates each representing 750,000 shares which were released between April 30, 2010 and March 5, 2012 (a minimum of twenty-one months from the first release date).

On December 2, 2011, pursuant to an employment and consulting agreement, Mr. DeHerrera was issued 12,000,000 restricted common shares.

On May 23, 2012, pursuant to an employment consulting agreement, Mr. Powell was issued 2,500,000 common shares.

During the year ending March 31, 2013, $15,000 in consulting fees was recorded for Mr. Powell increasing the amount due to $90,000.

During the three month period ending June 30, 2013, Mr., DeHerrera advanced the Company $233 to cover operating expenses and $30,000 was recorded for consulting fees.$7,500 in consulting was recorded for Mr. Powell.

The Company is indebted to its officers as follow:

	June 30, 2013 March 31, 2013
James Powell-President	$ 97,500	$ 90,000
Tim DeHerra-Chairman of the Board	158,073	127,850
	$ 255,573	$ 217,850

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

A.

Preferred Series A - par value $0.001 - 10,000,000 shares authorized

B.

Preferred Series B  - par value $0.001 – 10,000,000 shares authorized

The preferred stock may be converted at will to common stock in the ratio of 0.005 preferred share to one common share.

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

On January 31, 2012, 111,000 shares of Series A Preferred Stock were converted to 22,200,000 shares of common stock at the conversion ratio of .005 preferred to 1 common. The securities exchanged had equal value, resulting in no gain or loss on the transaction.

As at March 31, 2012, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,965,000 Series A were issued and outstanding, (nil as at March 31, 2011).

On April 23, 2012, 80,000 shares of Series A Preferred Stock were converted to 16,000,000 shares of common stock at the conversion ratio of .005 preferred to 1 common. The securities exchanged had equal value, resulting in no gain or loss on the transaction.

On August 14, 2012, 328,000 shares of Series A Preferred Stock were converted to 65,600,000 shares of common stock at the conversion ratio of .005 preferred to 1 common, according to the attributes of the preferred stock. The securities exchanged had equal value, resulting in no gain or loss on the transaction.

On October 12, 2012, 125,000 shares of Series A Preferred Stock were converted into 25,000,000 shares of common stock at the conversion ratio of .005 preferred to 1 common. The securities exchanged had equal value, resulting in no gain or loss on the transaction.

As at March 31, 2013, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,432,000 Series A shares were issued and outstanding, (1,965,000 shares as at March 31, 2012).

As at June 30, 2013, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,432,000 Series A shares were issued and outstanding, (1,885,000 shares as at June 30, 2012).

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

On January 3, 2011, 6,000,000 shares of restricted common stock were issued for services at $0.02 per share; whereby an expense of $93,000 was recorded.

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

From April 1, 2013 to June 30, 2013, the holders of a convertible notes converted a total of $35,100 of principal   into 136,159,247 shares of our common stock.

13. INCOME TAXES

The Company accounts for income taxes under FASB Codification Topic 740-6, Accounting for Uncertainty in Income Taxes, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. During the three month period ended June 30, 2013, we had a net operating loss carry forwards of $(678,476) and a deferred tax asset of $230,682 using the statutory rate of 34%. The net operating loss carry forwards may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked a loss valuation allowance of 230,682 as of June 30, 2013.

	June 30,
	2013	2012
Deferred Tax Asset	$ 230,682	$ 198,952
Valuation Allowance	(230,682)	(198,952)
Deferred Tax Asset (Net)	$ (0)	$ -

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

15. SUBSEQUENT EVENTS

On July 31, 2013, the Company, entered into a Project Purchase Agreement (the “Purchase Agreement”) with Xploration, Inc., a Nevada corporation (“Xploration”) to acquire a twenty five percent (25%) working interest (WI) and a fourteen percent (14%) net royalty interest (“NRI”) in five hundred sixteen (516) acres in the Coalinga California area identified as the Jacolitos Project. Xploration will keep a 2% NRI.

Pursuant to the terms and conditions of the Purchase Agreement, the Company, shall acquire the Jacolitos Project Property through a purchase agreement that reserves an net royalty interest of 2% for Xploration, for a total purchase price of One Hundred Thousand Dollars ($100,000) (the “Purchase Price”).  The Purchase Price for the 25% WI and the 14% NRI in the Jacolitos Project is one preferred share of preferred stock having a value of $100,000 converting at par value, 0.001, per common share (the “Preferred Share”).  The Xploration will be able to vote the underlying common stock without conversion.  Xploration will not be able to convert more than 9.9% of the Company’s issued and outstanding shares.  The Preferred Share will be issued upon the demand of Xploration.

On August 2, 2013, the Company increased the authorized share capital of the Company from One Billion Five Hundred (1,500,000,000) shares authorized to Two Billion Five Hundred (2,500,000,000) shares authorized, par value $0.001.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2013 $	March 31, 2013 $
Current Assets	-	573
Current Liabilities	2,144,533	1,552,432
Working Capital (Deficit)	(2,144,533)	(1,551,859)

Cash Flows

	June 30, 2013 $	June 30, 2012 $
Cash Flows from (used in) Operating Activities	(111,278)	(176,172)
Cash Flows from (used in) Financing Activities	110,704	165,337
Cash Flows from (used in) Investing Activities	---	-
Net Increase (decrease) in Cash During Period	573	(10,835)

Results for the Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012

Operating Revenues

The Company’s revenues for the three months ended June 30, 2013 and June 30, 2012 were $Niland $Nil, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended June 30, 2013 and June 30, 2012 were $Niland $Nil, respectively.

Gross Profit

The Company’s gross profit for the three months ended June 30, 2013 and June 30, 2012 was$Niland $Nil respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 and June 30, 2012 were $745,813and $198,952, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The decrease was primarily attributable to a decrease in consulting fees and administrative expenses appropriate for normal operations.

Net Loss

Net loss for the three months ended June 30, 2013 was $(1,339,706) compared with a net loss of $(198,952) for the three months ended June 30, 2012.  The increased loss is due to normal operating expenses but without sales.

Results for the Period from March 31, 2009 (inception of development stage) Through June 30, 2013

Operating Revenues

The Company’s revenues for the period from March 31, 2009 (inception of development stage) throughJune 30, 2013 were $Nil.

Cost of Revenues

The Company’s cost of revenues for the period from March 31, 2009 (inception of development stage) through June 30, 2013 were $Nil.

General and Administrative Expenses

General and administrative expenses for the period from March 31, 2009 (inception of development stage) through June 30, 2013 were $7,801,806.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, administrative expenses, interest expense and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from March 31, 2009 (inception of development stage) through June 30, 2013 was $(8, 770,831).

Liquidity and Capital Resources

As at June 30, 2013, the Company had a bank overdraftbalance of $254 compared with $573as at March 31, 2013. The decrease in cash was due to normal operating activities.

As at June 30, 2013, the Company had total liabilities of $2,144,533 compared with $1,552,432. The increase in total liabilities was attributed to the increase innotes payable and derivative liabilities.

The overall working capital deficit increasedfrom ($1,552,432) as of March 31, 2013 to ($2,144,533) at June 30, 2013.

Cash Flows from Operating Activities

During the three months ended June 30, 2013, cash used in operating activities was $(111,278) compared to $(176,172)for the three months ended June 30, 2012. The increase in the amounts of cash used for operating activities was primarily due to the increase in loss during the exploration stage and increase in accounts payable and convertible note expenses.

Cash Flows from Investing Activities

During the three monthsended June 30, 2013 cash used in investing activities was $0 compared to $0 for the three months ended June 30, 2012.

Cash Flowsfrom Financing Activities

During the three months ended June 30, 2013, cash provided by financing activity was $110,704 compared to $165,337for the three months ended June 30, 2012.

Subsequent Developments

None.

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

Recently Issued Accounting Pronouncements

 Not Adopted

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2013, that was filed with the SEC on July 15, 2013 the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended March 31, 2012. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.Quarterly Issuances:

From April 1, 2013 to June 30, 2013, the holders of convertible notes converted a total of $35,100 of principal and interest into 136,159,247 shares of our common stock.

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

2. Subsequent Issuances:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Loan Agreement, by and between the Company and Kelly Sundberg, dated December 18, 2006	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.2	Loan Agreement, by and between the Company and Green Shoe, Inc., dated March 26, 2008	Filed with the SEC on March 28, 2008 as part of our Current Report on Form 8-K.
10.3	Employment Agreement, by and between the Company and Paul Watts, dated January 31, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
10.4	Asset Purchase and Sale Agreement, by and between the Company and Murrayfield Limited, dated March 11, 2010	Filed with the SEC on March 23, 2010 as part of our Current Report on Form 8-K.
10.5	Share Issuance Agreement, by and between the Company and Premier Global Corp, dated April 23, 2010	Filed with the SEC on April 28, 2010 as part of our Current Report on Form 8-K.
10.6	Separation Agreement, by and amongst the Company and Kelly Sundberg, Stephen Ronaldson and Paul Watts, dated December 3, 2010	Filed with the SEC on December 7, 2010 as part of our Current Report on Form 8-K/A.
10.7	Share Exchange Agreement, by and between the Company and Joaquin Basin Resources Inc., dated January 20, 2011	Filed with the SEC on January 25, 2011 as part of our Current Report on Form 8-K.
10.8	Agreement for the Sale and Assignment and Affirmation of Obligation, by and amongstthe Company, Green Shoe, LLC, and Syndication Capital, LLC, dated January 28, 2011	Filed with the SEC on February 4, 2011 as part of our Current Report on Form 8-K.
10.9	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.10	Form of Convertible Promissory Note, by and between the Company and Holder, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.11	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.12	Form of Convertible Promissory Note, by and between the Company and Holder, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.13	Transfer of Asset by and between, Xploration Inc., and Joaquin Basin Resources, dated January 20, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.14	Mineral Rights Purchase Amendment, by and between Xploration Inc. and Joaquin Basin Resources, dated November 21, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.15	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.16	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.17	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed with the SEC on February 19, 2013, as part of our Quarterly Report on Form 10-Q.
10.18	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed with the SEC on February 19, 2013, as part of our Quarterly Report on Form 10-Q.
10.19	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed with the SEC on February 19, 2013, as part of our Quarterly Report on Form 10-Q.
10.20	Purchase Agreement by and between the Company and Xploration Incorporated, dated July 31, 2013	Filed with the SEC on August 5, 2013, as part of our Current Report on Form 8-K.
16.1	Representative Letter from Schumaker& Associates, Inc.	Filed with the SEC on January 21, 2011 as part of Current Report on Form 8-K.
16.2	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 19, 2013, as part of our Quarterly Report on Form 10-Q.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

GRID PETROLEUM CORP.
Dated: August 19, 2013	/s/ James Powell
JAMES POWELL
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 19, 2013	/s/ Tim DeHerrera
By: Tim DeHerrera Its: Chairman and Director