Form 10-Q
period 2013-09-30
Grid Petroleum Corp.
filed 2013-11-19
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

As of September 30, 2013, there were 1,368,864,259shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

September 30, 2013 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)

F-1

Condensed Consolidated Statements of Operations (unaudited)

F-2

Condensed Consolidated Statements of Cash Flows (unaudited)

F-3

Notes to the Consolidated Financial Statements (unaudited)

F-4

4

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(An Exploration Stage Company)
Condensed Consolidated Balance Sheet
as of September 30, 2013 and March 31, 2013

	September 30,	March 31,
	2013	2013
ASSETS
Current assets:
Cash	$ 404	$ 573
Other current assets	-	-
Total current assets	404	573

Due from related party	17,175	-
Oil & gas properties	7,026,666	7,026,666
Rights to future exploration costs	-	663,967
TOTAL ASSETS	$ 7,044,245	$ 7,691,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 3,425	$ 26,115
Due to related party	1,595	-
Notes payable, net of discount	570,549	588,442
Notes payable, interest	13,848	6,719
Derivative liability	808,653	713,306
Stockholder loans	293,459	217,850
Total Current Liabilities	1,691,529	1,552,432
Shareholder's Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,319,500 and 1,432,000 shares issued and outstanding September 30, 2013 and March 31, 2013, respectively	1,320	1,432
Common stock, $0.001 par value,2,500,000,000 shares authorized; 1,368,864,259 and 566,571,588 shares issued and outstanding September 30, 2013 and March 31, 2013, respectively	1,368,864	566,571
Additional paid in capital	13,483,054	13,121,602
Accumulated other comprehensive loss	4,144	(115,361)
Accumulated (deficit) during developmental stage	(123,849)	(123,849)
Accumulated (deficit) during exploration stages	(9,380,817)	(7,311,620)
Total shareholders' equity	5,352,715	6,138,775
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 7,044,245	$ 7,691,206

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
					From
					Inception
					(March 31, 2009
	For the three months ended		For the six months ended		to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013)
Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses
Impairment of rights to future
exploration costs	-	-	-	-	4,825,334
Impairment of oil and gas properties	-	-	-	-	85,334
Consulting	38,000	82,500	75,500	210,141	1,084,550
Depreciation	-	-	-	49	2,759
Interest expense	-	1,730	-	2,960	8,989
Investor relations	-	-	-	-	89,753
Management fees	15,000	-	38,155	-	136,515
Lease	9,931	-	9,931	-	9,931
Professional fees	11,001	13,350	30,346	23,300	322,665
Salaries & benefits	-	-	-	-	22,294
Other G&A expenses	38,803	38,730	40,648	99,616	671,450
Loss from operations	(112,735)	(136,310)	(194,581)	(336,066)	(7,259,574)

Other income/ (expense)
Change in derivative liability	27,399	-	(533,933)	-	(598,494)
Interest on convertible notes	(524,650)	-	(1,221,178)	-	(1,522,749)
Total other income/expenses	(497,251)	-	(1,755,111)	-	(2,121,243)

Loss before income taxes	(609,986)	(136,310)	(1,949,692)	(336,066)	(9,380,817)

Income taxes	-	-	-	-	-

Net Loss	(609,986)	(136,310)	(1,949,692)	(336,066)	(9,380,817)

Other comprehensive gain (loss)
Loss on elimination of convertible notes	119,505	(164,550)	119,505	(164,550)	-
Foreign currency translation adjustments	-	-	-	-	4,144
Comprehensive Loss	(490,481)	(300,860)	(1,830,187)	(500,616)	(9,376,673)

Per share information
Basic, weighted number of common shares outstanding	958,512,075	272,652,987	807,279,314	244,424,309
Net profit/(loss) per common share	(0.00)	(0.00)	(0.00)	(0.00)

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
			From
			Inception
	For the six months ended		(March 31, 2009
	September 30,		to
	2013	2012	September 30, 2013)
Operating Activities:
Net loss in exploration stage	$ (1,949,692)	$ (336,066)	$ (9,380,817)
Net loss in development stage	-	-	(123,849)
Adjustment to reconcile net loss to net cash used
in operating activities
Impairment of rights to future exploration costs	663,967	-	4,825,334
Impairment of oil and gas properties	-	-	85,334
Depreciation	-	49	2,759
Amortization of debt discount	(22,095)	-	(22,095)
Change in derivative liabilities	95,347	-	808,653
Consulting fees paid in shares	-	-	-
Changes in assets and liabilities:
Increase (decrease) in interest payable	7,129	-	13,848
Increase (decrease) in accounts payable	(22,690)	35,000	3,425
Increase (decrease) in due from related party	(17,175)		(17,175)
Net cash used in operating activities	(1,245,209)	(301,017)	(3,804,583)
Investing Activities:
Purchase/disposal of equipment	-	-	(2,759)
Purchase of oil & gas properties	-	-	(11,937,334)
Net cash used in investing activities	-	-	(11,940,093)
Financing Activities:
Proceeds from note payable	4,202	317,510	592,644
Proceeds from stockholders' loans	75,609	72,500	293,459
Due to related party	1,595		1,595
Issuance of preferred stock	(113)	-	1,320
Proceeds from sale of common stock	1,163,746	-	14,851,918
Issuance of common stock to retire debt	-	10,000	-
Common stock issued to finance services	-	40,141	-
Net cash provided by financing activities	1,245,040	440,151	15,740,936
Accumulated other comp income	-	(164,550)	4,144
Change in cash	(169)	(25,416)	404
Cash at the beginning of the period	573	25,416	-
Cash at the end of the period	$ 404	$ (0)	$ 404

Supplementary disclosure for non-cash
investing and financing activities
Forgiveness of accounts payable-related parties	-	-	7,382
Forgiveness of shareholder's loan	-	-	27,500
Stock issued to retire debt	-	10,000	733,062
Swap of a portion of oil & gas properties for
rights to future exploration costs	-	-	4,825,334

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Grid Petroleum Corp. (the “Company”) was incorporated in the State of Nevada with the name Sunberta Resources Inc. on November 15, 2006. The Company moved through the exploration stage and the Exploration Stage and is currently in the exploration stage once more. Its principal business is the acquisition and exploration of mineral claims and oil & gas properties.

On November 16, 2006, the Company acquired all the issued and outstanding shares of Sunberta Resources Inc. (“Sunberta Alberta”) an inactive corporation incorporated in the province of Alberta, Canada on September 19, 2006. The consideration for the acquisition of Sunberta Alberta was 2,000 shares (on a post-split basis) of the Company.

In January, 2007, Sunberta Alberta acquired seven placer claim tenures on southern Vancouver Island, British Columbia, Canada. During the year ended March 31, 2009, the Company abandoned three of the placer claim tenures and decided to abandon the remaining four properties. Between May 31, 2009 and June 14, 2009, the remaining four placer claim tenures expired. The carrying cost of the properties was written off and the operations associated with the properties were treated in the financial statements as discontinued operations in the year ended March 31, 2009. The Company entered the Exploration Stage on March 31, 2009, to seek other opportunities. See also note 2.

On November 18, 2009, the Company changed its name to Grid Petroleum Corp.

The Company’s activities to December 31, 2009, were carried on in Alberta and British Columbia, Canada. In February, 2010, operations were carried on in England. In mid-2010 the Company began to focus on its mineral properties in the United States, and activities of the Company thenceforth were controlled from the United States.

On May 14, 2010, the Company acquired from the CEO for nominal consideration all the issued shares of Grid Petroleum Ltd. (“Grid UK”), a company incorporated in January 27, 2010, under the laws of England. The purpose of Grid UK is to maintain bank accounts in the UK as nominee for the Company. Grid UK does not have any assets, liabilities or operations of its own.

On January 20, 2011, the Company entered into a Share Exchange Agreement (the “Agreement”) with a Nevada corporation, Joaquin Basin Resources Inc., (“Seller”), and its stockholders, (“Selling Shareholders”). Pursuant to the provisions of the Agreement, the Company issued to the Selling Shareholders (i) 62,000,000 shares of Company common stock and (ii) 2,076,324 shares of convertible preferred stock, in exchange for the transfer and delivery to the Company by the Selling Shareholders of the 62,000,000 shares of common stock issued by the Seller, which were all of the issued and outstanding securities of the Seller. As a result of the related transaction on February 1, 2011, the Seller became a wholly owned subsidiary of the Company. The issue of preferred stock was delayed until February 2012. None of the parties to the Agreement is a related person.

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

Cash and Cash Equivalents

As of September 30, 2013, the Company had $404 in cash. Cash equivalents comprise certain highly liquid instruments with an original maturity of three months or less when purchased. As of September 30, 2013 and 2012, the Company did not have any cash equivalents.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As of September 30, 2013, the Company does not believe any adjustment for impairment is required.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as of September 30, 2013.

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

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the forward stock split affected on

January 14, 2008 (see Note 12.) Diluted earnings (loss) per share is equal to the basic per share for the years ended March 31, 2013, 2012, and 2011. Common stock equivalents are not included in the loss per share since they are anti-dilutive.

Fair Value of Financial Instruments

The carrying value of cash, notes payable, and accounts at September 30, 2013 and 2012 reflected in these financial statements approximates their fair value due to the short-term maturity of these financial instruments.

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

Exploration Stage

The Company entered the exploration stage upon its inception. The Company exited the exploration stage and entered the Exploration Stage on March 31, 2009 when the Company’s mineral claims tenures in British Columbia were abandoned and the Company started seeking new business. The Company exited the Exploration Stage and entered a new exploration stage on March 31, 2010 after the Company acquired oil and gas properties in Wyoming. In January 2011, the Company acquired oil and gas properties in California and started planning to explore the properties.

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

Impairment of the California properties from their recorded acquisition values was considered at September 30, 2013 and 2012. Management considered that there were no changes in circumstances that would warrant impairment from the estimated values indicated by independently prepared geological reports.

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

Oil and gas properties are summarized as follow as of September 30, 2013:

Proved
Unconventional Acreage	$7,026,666

5. NOTE PAYABLE

Notes payable Comprised as the following:

	September 30,	March 31,
	2013	2013
Asher Note #4	13,000	-
Asher Note #11	400	27,500
Asher Note #12	17,100	47,500
Asher Note #13	27,500	-
Asher Note #14	32,500	-
Vista Capital	-	7,280
Special Situations	21,491	61,491
Direct Capital #1	70,671	70,671
Syndication Capital #1	5,000	105,000
Syndication Capital #2	14,072	-
Syndication Capital #3	11,000	-
Syndication Capital #4	11,000	-
Syndication Capital #5	11,000	-
Gel Properties #1	38,910	-
Gel Properties #2	50,000	-
Gel Properties #3	100,000	-
Xploration	169,000	269,000
	$ 592,644	$ 588,442
Debt discount	(22,095)	-
Accrued interest	13,848	6,719
	$ 584,397	$ 595,161

Asher Note #4

On April 4, 2013, the Company arranged a debt swap under which a Special Situations Fund note for $40,000 was transferred to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum.  During the six month period ending September 30, 2013, the Company accrued $5,560 (six month period ended September 30, 2012 - $nil) in interest expense.

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

During the six month period ended September 30, 2013 the Company issued an aggregate of 91,143,767 common shares upon the conversion of principal amount of $27,000.  The derivative liability amounting to $37,291 was re-classified to additional paid in capital.

As of September 30, 2013, accrued interest of $5,560 (September 30, 2012 - $nil), debt discount of $nil (September 30, 2012 - $nil) and a derivative liability of $21,574 (September 30, 2012 - $nil) was recorded.

Asher Note #11

On November 2, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matured on August 6, 2013.  During the six month period ended September 30, 2013, the Company accrued $1,466 (six month period ended September 30, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 58% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

On May 2, 2013, the Company recorded an initial derivative liability of $29,050 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the six month period ended September 30, 2013, the Company recorded a loss of $41,889 (six month period ended September 30, 2012 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $29,050 (six month period ended September 30, 2012 - $nil) was accreted to the statement of operations.

During the six month period ended September 30, 2013 the Company issued an aggregate of 163,501,318 common shares upon the conversion of principal amount of $27,100 and interest of $1,100.  The derivative liability amounting to $70,313 was re-classified to additional paid in capital.

As of September 30, 2013, accrued interest of $366 (September 30, 2012 - $nil), debt discount of $nil (September 30, 2012 - $nil) and a derivative liability of $626 (September 30, 2012 - $nil) was recorded.

Asher Note #12

On February 25, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $47,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 25, 2013.  During the six month period ended September 30, 2013 the Company accrued $2,162 (six month period ended September 30, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date.”

On August 23, 2013, the Company recorded an initial derivative liability of $119,186 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the six month period ended September 30, 2013, the Company recorded a gain of $37,354 (six month period ended September 30, 2012 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $37,169 (six month period ended September 30, 2012 - $nil) was accreted to the statement of operations.

During the six month period ended September 30, 2013 the Company issued an aggregate of 104,827,354 common shares upon the conversion of principal amount of $30,400.  The derivative liability amounting to $51,006 was re-classified to additional paid in capital.

As of September 30, 2013, accrued interest of $2,162 (September 30, 2012 - $nil), debt discount of $10,331 (September 30, 2012 - $nil) and a derivative liability of $30,826 (September 30, 2012 - $nil) was recorded.

Asher Note #13

On June 16, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2014.  During the six month period ended September 30, 2013 the Company accrued $657 (six month period ended September 30, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date.”

Asher Note #14

On August 2, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $32,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 5, 2014.  During the six month period ended September 30, 2013 the Company accrued $420 (six month period ended September 30, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date.”

Vista Capital Note

On June 11, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $30,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 15, 2012.  During the six month period ended September 30, 2013 the Company accrued $857 (six month period ended September 30, 2012 - $500) in interest expense.

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

During the six month period ended September 30, 2013, the Company recorded a loss of $5,853 (six month period ended September 30, 2012 - $nil) due to the change in value of the derivative liability during the period.

During the six month period ended September 30, 2013 the Company issued an aggregate of 59,720,000 common shares upon the conversion of principal amount of $7,280 and $2,400 interest.  The derivative liability amounting to $18,325 was re-classified to additional paid in capital.

As of September 30, 2013, accrued interest of $nil (September 30, 2012 - $nil), debt discount of $nil (September 30, 2012 - $nil) and a derivative liability of $nil (September 30, 2012 - $nil) was recorded.

Special Situations Fund One Note.

On March 12, 2012, the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was swapped to Special Situations Fund One for the Asher note plus $21,491, total $61,491.

On April 4, 2013, the Company transferred a $40,000 note to Asher Enterprises.  In addition, $3,200 in accrued interest was transferred to Asher Enterprises.  During the six month period ended September 30, 2013, the Company accrued $951 (six month period ended September 30, 2012 - $2,460) in interest expense.

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

During the six month period ended September 30, 2013, the Company recorded a loss of $44,961 (six month period ended September 30, 2012 - $nil) due to the change in value of the derivative liability during the period.

As of September 30, 2013, accrued interest of $2,671 (September 30, 2012 - $nil), debt discount of $nil (September 30, 2012 - $nil) and a derivative liability of $35,664 (September 30, 2012 - $nil) was recorded.

Direct Capital Note

On December 31, 2012, the Company entered into a debt settlement agreement with Direct Capital Group, Inc., whereby the Company exchange $70,671 in total outstanding debt into Convertible Preferred Shares of theCompany. Each of the Convertible Preferred shares will convert into common shares of the Company with the conversion price being the lesser of $0.001 or shall equal the variable conversion price (the “Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the market price (the “Market Price”). The

Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading day period ending on the latest complete Trading Day prior to the Conversion Date. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 31, 2012, the Company recorded an initial derivative liability of $94,326 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the six month period ended September 30, 2013, the Company recorded a loss of $31,615 (six month period ended September 30, 2012 - $nil) due to the change in value of the derivative liability during the period.

As of September 30, 2013, accrued interest of $nil (September 30, 2012 - $nil), debt discount of $nil (September 30, 2012 - $nil) and a derivative liability of $130,189 (September 30, 2012 - $nil) was recorded.

Xploration Inc. Note

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

On December 31, 2012, the Company recorded an initial derivative liability of $359,040 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

On August 21, 2013, the Company transferred $100,000 of the note to Gel Properties, LLC.

During the six month period ended September 30, 2013, the Company recorded a loss of $216,335 (six month period ended September 30, 2012 - $nil) due to the change in value of the derivative liability during the period.

On September 30, 2013, the Company credited the derivative liability $256,727 to account for the transfer of $100,000.

As of September 30, 2013, accrued interest of $nil (September 30, 2012 - $nil), debt discount of $nil (September 30, 2012 - $nil) and a derivative liability of $334,816 (September 30, 2012 - $nil) was recorded.

Syndication Capital Note #1

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

On December 31, 2012, the Company recorded an initial derivative liability of $140,146 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

On August 4, 2013, the Company transferred $100,000 of the note to Gel Properties, LLC.

During the six month period ended September 30, 2013, the Company recorded a loss of $316,059 (six month period ended September 30, 2012 - $nil) due to the change in value of the derivative liability during the period.

On September 30, 2013, the Company credited the derivative liability $453,305 to account for the transfer of $100,000.

As of September 30, 2013, accrued interest of $nil (September 30, 2012 - $nil), debt discount of $nil (September 30, 2012 - $nil) and a derivative liability of $9,211 (September 30, 2012 - $nil) was recorded.

Syndication Capital Note #2

On July 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $14,072.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended September 30, 2013, the Company accrued $188 (September 30, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended September 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $9,851 (September 30, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $3,248 (six month period ended September 30, 2012 - $nil) was accreted to the statement of operations.

As of September 30, 2013, accrued interest of $188 (September 30, 2012 - $nil), debt discount of $6,603 (September 30, 2012 - $nil) was recorded.

Syndication Capital Note #3

On July 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended September 30, 2013, the Company accrued $147 (September 30, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended September 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $7,700 (September 30, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $2,539 (six month period ended September 30, 2012 - $nil) was accreted to the statement of operations.

As of September 30, 2013, accrued interest of $147 (September 30, 2012 - $nil), debt discount of $5,161 (September 30, 2012 - $nil) was recorded.

Syndication Capital Note #4

On August 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended September 30, 2013, the Company accrued $72 (September 30, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended September 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $nil (September 30, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $nil (six month period ended September 30, 2012 - $nil) was accreted to the statement of operations.

As of September 30, 2013, accrued interest of $72 (September 30, 2012 - $nil), debt discount of $nil (September 30, 2012 - $nil) was recorded.

Gel Properties, LLC Note #1

On August 5, 2013, the Company arranged a debt swap under which a Syndication Capital note for $100,000 was transferred to Gel Properties.  The promissory note is unsecured, bears interest at 6% per annum and matures on August 5, 2014.  During the six month period ending September 30, 2013, the Company accrued $512 (six month period ended September 30, 2012 - $nil) in interest expense.

On June 30, 2013, the Company recorded a derivative liability of $207,630 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the six month period ended September 30, 2013, the Company recorded a gain of $36,049 (six month period ended September 30, 2012 - $nil) due to the change in value of the derivative liability during the period and debt discount of $100,000 (six month period ended September 30, 2012 - $nil) was accreted to the statement of operations.

During the six month period ended September 30, 2013 the Company issued an aggregate of 270,600,000 common shares upon the conversion of principal amount of $61,090.  The derivative liability amounting to $102,745 was re-classified to additional paid in capital.

As of September 30, 2013, accrued interest of $512 (September 30, 2012 - $nil), debt discount of $nil (September 30, 2012 - $nil) and a derivative liability of $68,836 (September 30, 2012 - $nil) was recorded.

Gel Properties, LLC Note #2

On August 8, 2013, the Company issued a convertible promissory note to Gel Properties, LLC.  Under the terms of the note, the Company has borrowed a total of $50,000 from Gel Properties, LLC, which accrues interest at an annual rate of 6% and has a maturity date of August 8, 2015.  The note also contains customary events of default.  During the six month period ended September 30, 2013, the Company accrued $436 (six month period ended September 30, 2012 - $nil) in interest expense.

As of September 30, 2013, accrued interest of $464 (September 30, 2012 - $nil), debt discount of $nil (September 30, 2012 - $nil) and a derivative liability of $nil (September 30, 2012 - $nil) was recorded.

Gel Properties, LLC Note #3

On August 21, 2013, the Company arranged a debt swap under which an Xploration note for $100,000 was transferred to Gel Properties.  The promissory note is unsecured, bears interest at 6% per annum and matures on August 21, 2014.  During the six month period ending September 30, 2013, the Company accrued $658 (six month period ended September 30, 2012 - $nil) in interest expense.

On June 30, 2013, the Company recorded a derivative liability of $195,260 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the six month period ended September 30, 2013, the Company recorded a gain of $18,349 (six month period ended September 30, 2012 - $nil) due to the change in value of the derivative liability during the period and debt discount of $100,000 (six month period ended September 30, 2012 - $nil) was accreted to the statement of operations.

As of September 30, 2013, accrued interest of $658 (September 30, 2012 - $nil), debt discount of $nil (September 30, 2012 - $nil) and a derivative liability of $176,911 (September 30, 2012 - $nil) was recorded.

6. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

During the six month period ending September 30, 2013, $125,770 (September 30, 2012 - $92,600) of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 3 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

September 30,
2013
Balance, beginning of year	$ 713,306
Initial recognition of derivative liability	551,126
Fair value change in derivative liability	(176,099)
Conversion of derivative liability to APIC
Asher Note #4	(37,291)
Asher Note #11	(70,313)
Asher Note #12	(51,006)
Vista Capital	(18,325)
Gel Properties Note #1	(102,745)
Balance as of September 30, 2013	$ 808,653

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

During the six month period ending September 30, 2013, $15,000 in consulting fees was recorded for Mr. Powell increasing the amount due to $105,000.

During the six month period ending September 30, 2013, $60,000 in consulting fees and $609 in cash advances was recorded for Mr. DeHerra increasing the amount due to $188,459.

The Company is indebted to its officers as follow:

	September 30,
	2013	2012
James Powell-President	$ 105,000	$ 63,375
Tim DeHerra-Chairman of the Board	188,459	128,850
	$ 293,459	$ 192,225

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

As of March 31, 2012, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,965,000 Series A were issued and outstanding, (nil as of March 31, 2011).

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

As of March 31, 2013, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,432,000 Series A shares were issued and outstanding, (1,965,000 shares as of March 31, 2012).

On September 20, 2013, 112,500 Series A preferred shares were converted to 112,500,000 shares of common stock.

As of September 30, 2013, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,320,000 Series A shares were issued and outstanding, (1,557,000 shares as of September 30, 2012).

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

Pursuant to consulting agreements with two advisors, common stock was issued for services:

Date Issued	Shares	Price Per Share	Expense
September 30, 2010	50,000	$0.82	Consulting $40,950
October 18, 2010	50,000	$0.39	Consulting $19,500
November 15, 2010	150,000 s	$0.39	Consulting $58,500

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

As of March 31, 2012, 1,500,000,000 common shares of par value $0.001 were authorized, of which 201,944,542 were issued and outstanding, (135,241,087 as of March 31, 2011).

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

On September 20, 2013, 112,500 Series A preferred shares were converted to 112,500,000 shares of common stock.

From April 1, 2013 to September 30, 2013, the holders of a convertible notes converted a total of $125,770 of principal into 689,792,671 shares of our common stock.

13. INCOME TAXES

The Company accounts for income taxes under FASB Codification Topic 740-6, Accounting for Uncertainty in Income Taxes, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. During the six month period ended September 30, 2013, we had a net operating loss carry forwards of $(1,949,692) and a deferred tax asset of $662,895 using the statutory rate of 34%. The net operating loss carry forwards may be recognized in future periods, not to exceed 20 years.

	September 30,
	2013	2012
Operating loss for the six months ended September 30	$ (1,949,692)	$ (336,066)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (662,895)	$ (114,262)
Unrecognized tax loses	(662,895)	(114,262)
Income tax expense	$ -	$ -

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2013 $	March 31, 2013 $
Current Assets	404	573
Current Liabilities	1,691,529	1,552,432
Working Capital (Deficit)	(1,691,125)	(1,551,859)

Cash Flows

	September 30, 2013 $	September 30, 2012 $
Cash Flows from (used in) Operating Activities	(1,245,209)	(301,017)
Cash Flows from (used in) Financing Activities	1,245,040	440,151
Cash Flows from (used in) Investing Activities	---	---
Net Increase (decrease) in Cash During Period	(169)	(25,416)

Results for the Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012

Operating Revenues

The Company’s revenues for the three months ended September 30, 2013 and September 30, 2012 were $Niland $Nil, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended September 30, 2013 and September 30, 2012 were $Niland $Nil, respectively.

Gross Profit

The Company’s gross profit for the three months ended September 30, 2013 and September 30, 2012 was$Niland $ Nil respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 and September 30, 2012 were $112,735and $136,310, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The decrease was primarily attributable to a decrease in consulting fees and administrative expenses appropriate for normal operations.

Net Loss

Net loss for the three months ended September 30, 2013 was $(609,986) compared with a net loss of $(136,310) for the three months ended September 30, 2012.  The increased loss is due to normal operating expenses and an increase in convertible note interest.

Results for the Six Months Ended September 30, 2013 Compared to the Six Months Ended September 30, 2012

Operating Revenues

The Company’s revenues for the six months ended September 30, 2013 and September 30, 2012 were $Nil and $Nil, respectively.

Cost of Revenues

The Company’s cost of revenues for the six months ended September 30, 2013 and September 30, 2012 were $Nil and $Nil, respectively.

Gross Profit

The Company’s gross profit for the six months ended September 30, 2013 and September 30, 2012 was $Nil and $Nil, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended September 30, 2013 and September 30, 2012 were $194,581 and $336,066, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The decrease was primarily attributable to a decrease in consulting fees appropriate for normal operations.

Net Loss

Net loss for the six months ended September 30, 2013was $(1,949,692) compared with a net loss of $(336,066) for the Six months ended September 30, 2012.  The increased loss is due to normal operating expenses and an increase in convertible note interest.

Results for the Period from March 31, 2009 (inception of Exploration Stage) Through September 30, 2013

Operating Revenues

The Company’s revenues for the period from March 31, 2009 (inception of Exploration Stage) through September 30, 2013 were $Nil.

Cost of Revenues

The Company’s cost of revenues for the period from March 31, 2009 (inception of Exploration Stage) through September 30, 2013 were $Nil.

Gross Profit

The Company’s gross profit for the period from March 31, 2009 (inception of Exploration Stage) through September 30, 2013 was $ Nil.

General and Administrative Expenses

General and administrative expenses for the period from March 31, 2009 (inception of Exploration Stage) through September 30, 2013 were $7,259,574.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, administrative expenses, interest expense and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from March 31, 2009 (inception of Exploration Stage) through September 30, 2013was $(9,380,817).

Liquidity and Capital Resources

As of September 30, 2013, the Company had a cash balance and asset total of $404 and $7,044,245 respectively, compared with $Nil and $11,937,334 of cash and total assets, respectively, as of September 30, 2012. The increase in cash was due to normal operating activities and the decrease in total assets was due to the decrease in value of the oil and gas properties.

As of September 30, 2013, the Company had total liabilities of $1,691,529 compared with $698,076 as of September 30, 2012. The increase in total liabilities was attributed to the increase in notes payable, derivative liabilities and shareholder loans, although there was a decrease in accounts payable.

The overall working capital decreased from $(698,076) deficit at September 30, 2012 to $(1,691,125) at September 30, 2013.

Cashflow from Operating Activities

During the six months ended September 30, 2013, cash used in operating activities was $(1,245,209) compared to $(301,017)for the six months ended September 30, 2012.

Cashflow from Investing Activities

During the six months ended September 30, 2013 cash used in investing activities was $Nil compared to $Nil for the six months ended September 30, 2012.

Cashflow from Financing Activities

During the six months ended September 30, 2013, cash provided by financing activity was $1,245,040 compared to $440,151for the six months ended September 30, 2012.

Quarterly Developments

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

Subsequent Developments

None

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2013, that was filed with the SEC on July 15, 2013 the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended March 31, 2012. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.Quarterly Issuances:

From July 1, 2013 until September 30, 2013, the holders of convertible notes converted a total of $117,700of principal and $3,500 interest into 553,633,424 shares of our common stock.

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

2. Subsequent Issuances:

From October 1, 2013 until October 10, 2013,the holders of convertible notes converted a total of $15,500 of principal and interest into 99,333,334 shares of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 4.01.Changes in Registrant’s Certifying Accountant.

(a)           Previous independent registered public accounting firm

(i)	On October 21, 2013, Anton & Chia LLP (the “Former Accountant”) resigned as the independent registered public accounting firm of the Company.

(ii)	The Company’s Board of Directors participated in and approved the decision to accept the Former Accountant’s resignation.

(iii)

The reports of Former Accountant on the Company’s consolidated unaudited financial statements for the audit as of March 31, 2013, and for the interim period through June 30, 2013, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

(iv)

The Company has provided the Former Accountant with a copy of the disclosures it is making in response to this Item.  The Company has requested the Former Accountant to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree.  The Company has filed the letter furnished by the Former Accountant as an exhibit to its Current Report on Form 8-K filed with the SEC on October 25, 2013.

(b)           New independent registered public accounting firm

As of the date this report, the registrant has engaged a new independent accountant, W. T. Uniack & Co., CPA’s, P.C.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Loan Agreement, by and between the Company and Kelly Sundberg, dated December 18, 2006	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.2	Loan Agreement, by and between the Company and Green Shoe, Inc., dated March 26, 2008	Filed with the SEC on March 28, 2008 as part of our Current Report on Form 8-K.
10.3	Employment Agreement, by and between the Company and Paul Watts, dated January 31, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
10.4	Asset Purchase and Sale Agreement, by and between the Company and Murrayfield Limited, dated March 11, 2010	Filed with the SEC on March 23, 2010 as part of our Current Report on Form 8-K.
10.5	Share Issuance Agreement, by and between the Company and Premier Global Corp, dated April 23, 2010	Filed with the SEC on April 28, 2010 as part of our Current Report on Form 8-K.
10.6	Separation Agreement, by and amongst the Company and Kelly Sundberg, Stephen Ronaldson and Paul Watts, dated December 3, 2010	Filed with the SEC on December 7, 2010 as part of our Current Report on Form 8-K/A.
10.7	Share Exchange Agreement, by and between the Company and Joaquin Basin Resources Inc., dated January 20, 2011	Filed with the SEC on January 25, 2011 as part of our Current Report on Form 8-K.
10.8	Agreement for the Sale and Assignment and Affirmation of Obligation, by and amongst the Company, Green Shoe, LLC, and Syndication Capital, LLC, dated January 28, 2011	Filed with the SEC on February 4, 2011 as part of our Current Report on Form 8-K.
10.9	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.10	Form of Convertible Promissory Note, by and between the Company and Holder, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.11	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.12	Form of Convertible Promissory Note, by and between the Company and Holder, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.13	Transfer of Asset by and between, Xploration Inc., and Joaquin Basin Resources, dated January 20, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.14	Mineral Rights Purchase Amendment, by and between Xploration Inc. and Joaquin Basin Resources, dated November 21, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.15	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.16	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.17	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed with the SEC on February 19, 2013, as part of our Quarterly Report on Form 10-Q.
10.18	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed with the SEC on February 19, 2013, as part of our Quarterly Report on Form 10-Q.
10.19	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed with the SEC on February 19, 2013, as part of our Quarterly Report on Form 10-Q.
10.20	Purchase Agreement by and between the Company and Xploration Incorporated, dated July 31, 2013	Filed with the SEC on August 5, 2013, as part of our Current Report on Form 8-K.
16.1	Representative Letter from Schumaker & Associates, Inc.	Filed with the SEC on January 21, 2011 as part of Current Report on Form 8-K.
16.2	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 19, 2013, as part of our Quarterly Report on Form 10-Q.
16.3	Representative Letter from Anton & Chia LLP.	Filed with the SEC on October 25, 2013, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

GRID PETROLEUM CORP.
Dated: November19, 2013	/s/ James Powell
JAMES POWELL
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 19, 2013	/s/ Tim DeHerrera
By: Tim DeHerrera Its: Chairman and Director