Form 10-Q
period 2013-12-31
Grid Petroleum Corp.
filed 2014-02-19
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53276

GRID PETROLEUM CORP.

(Name of small business issuer in its charter)

Nevada	30-0690324
(State of incorporation)	(I.R.S. Employer Identification No.)

1155 Camino Del Mar, #176

Del Mar, CA 92104

(Address of principal executive offices)

702-751-3889

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

As of January 20, 2014, there were 2,836,131,522shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

December 31, 2013 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)

Condensed Consolidated Statements of Operations (unaudited)F-2

Condensed Consolidated Statements of Cash Flows (unaudited)

F-3

Notes to the Consolidated Financial Statements (unaudited)

F-5

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(An Exploration Stage Company)
Condensed Consolidated Balance Sheet
as of December 31, 2013 and March 31, 2013

	December 31,	March 31,
	2013	2013
ASSETS
Current assets:
Cash	$ -	$ 573
Other current assets	-	-
Total current assets	-	573

Due from related party	17,048	-
Oil & gas properties	7,026,666	7,026,666
Rights to future exploration costs	-	663,967
TOTAL ASSETS	$ 7,043,714	$ 7,691,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$ 73	$ -
Accounts payable	10,791	26,115
Due to related party	1,595	-
Notes payable, net of discount	432,287	588,442
Notes payable, interest	17,359	6,719
Derivative liability	403,388	713,306
Stockholder loans	330,959	217,850
Total Current Liabilities	1,196,452	1,552,432
Shareholder's Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,319,500 and 1,432,000 shares issued and outstanding December 31, 2013 and March 31, 2013 respectively	1,320	1,432
Common stock, $0.001 par value,2,500,000,000 shares authorized; 2,493,530,926 and 566,571,588 shares issued and outstanding December 31, 2013 and March 31, 2013 respectively	2,493,531	566,571
Additional paid in capital	12,649,528	13,121,602
Accumulated other comprehensive loss	4,144	(115,361)
Accumulated (deficit) during developmental stage	(123,849)	(123,849)
Accumulated (deficit) during exploration stages	(9,177,412)	(7,311,620)
Total shareholders' equity	5,847,262	6,138,775
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 7,043,714	$ 7,691,207

The accompanying notes are an integral part of these condensed consolidated financial statements

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
					From
					Inception
					(March 31, 2009
	For the three months ended		For the nine months ended		to
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013)
Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses
Impairment of rights to future
exploration costs	-	-	-	-	4,825,334
Impairment of oil and gas properties	-	-	-	-	85,334
Consulting	37,500	3,000	113,000	213,141	1,122,050
Depreciation	-	-	-	50	2,759
Interest expense	-	1,730	-	4,689	8,989
Investor relations	-	-	-	-	89,753
Management fees	30,000	60,000	68,155	60,000	166,515
Lease	-	-	9,931	-	9,931
Professional fees	5,006	9,014	35,353	32,314	327,671
Salaries & benefits	-	-	-	-	22,294
Other G&A expenses	20,964	32,456	61,612	122,072	692,415
Loss from operations	(93,470)	(106,200)	(288,051)	(432,266)	(7,353,045)

Other income/ (expense)
Change in derivative liability	384,708	-	(149,225)	-	(213,786)
Interest on convertible notes	(87,832)	-	(1,309,010)	-	(1,610,581)
Total other income/expenses	296,876	-	(1,458,235)	-	(1,824,367)

Loss before income taxes	203,406	(106,200)	(1,746,286)	(432,266)	(9,177,412)

Income taxes	-	-	-	-	-

Net Loss	203,406	(106,200)	(1,746,286)	(432,266)	(9,177,412)

Other comprehensive gain (loss)
Loss on elimination of convertible notes	-	-	119,505	(10,000)	-
Foreign currency translation adjustments	-	-	-	(164,550)	4,144
Comprehensive Loss	203,406	(106,200)	(1,626,781)	(606,816)	(9,173,268)

Per share information
Basic, weighted number of common shares outstanding	1,875,417,373	351,496,834	1,162,025,895	279,984,892
Net profit/(loss) per common share	0.00	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
			From
			Inception
	For the nine months ended		(March 31, 2009
	December 31,		to
	2013	2012	December 31, 2013)
Operating Activities:
Net loss in exploration stage	$ (1,746,286)	$ (606,816)	$ (9,177,412)
Net loss in development stage	-	-	(123,849)
Adjustment to reconcile net loss to net cash used
in operating activities
Impairment of rights to future exploration costs	663,967	-	4,825,334
Impairment of oil and gas properties	-	-	85,334
Depreciation	-	50	2,759
Amortization of debt discount	(75,246)	-	(75,246)
Change in derivative liabilities	(309,918)	-	403,388
Consulting fees paid in shares	-	-	-
Changes in assets and liabilities:
Increase (decrease) in interest payable	10,640	-	17,359
Increase (decrease) in accounts payable	(15,323)	(320,814)	10,791
Increase (decrease) in due from related party	(17,048)		(17,048)
Net cash used in operating activities	(1,489,214)	(927,581)	(4,048,589)
Investing Activities:
Purchase/disposal of equipment	-	-	(2,759)
Purchase of oil & gas properties	-	-	(11,937,334)
Net cash used in investing activities	-	-	(11,940,093)
Financing Activities:
Bank overdraft	73	-	73
Proceeds from note payable	(80,910)	1,027,240	507,533
Proceeds from stockholders' loans	113,109	-	330,959
Due to related party	1,595	-	1,595
Issuance of preferred stock	(113)	-	1,320
Proceeds from sale of common stock	1,454,886	50,140	15,143,059
Issuance of common stock to retire debt	-	-	-
Common stock issued to finance services	-	-	-
Net cash provided by financing activities	1,488,641	1,077,380	15,984,538
Accumulated other comp income	-	(174,550)	4,144
Change in cash	(573)	(24,751)	(0)
Cash at the beginning of the period	573	25,416	-
Cash at the end of the period	$ (0)	$ 665	$ (0)

Supplementary disclosure for non-cash
investing and financing activities
Forgiveness of accounts payable-related parties	-	-	7,382
Forgiveness of shareholder's loan	-	-	27,500
Stock issued to retire debt	-	10,000	733,062
Swap of a portion of oil & gas properties for
rights to future exploration costs	-	-	4,825,334

The accompanying notes are an integral part of these condensed consolidated financial statements

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

On May 23, 2012, we executed an agreement to acquire a 10% percent working interest, 7.5% net revenue interest, from a third party interest holder of the Garcia #3 well in Jim Wells County, Texas. The Company agreed to purchase the working interest for $300,000, payable in convertible promissory note with Direct Capital, convertible into 0.001 shares of the Company’s common stock. The convertible promissory note was executed on May 23, 2012.

On October 1, 2013 the Company executed a Convertible Promissory Note for $384,000 for oilfield management and industry support for the Company’s expansion efforts into California, Texas, and Oklahoma.  Additional support has been is being provided on an ongoing basis for evaluation into North Dakota and Colorado for future expansion efforts.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Sunberta Alberta, Grid Petroleum Ltd. (“Grid UK”) and Joaquin Basin Resources, Inc. All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

As at December 31, 2013, the Company had ($73)in cash. Cash equivalents comprise certain highly liquid instruments with an original maturity of three months or less when purchased. As at December 31, 2013 and 2012, the Company did not have any cash equivalents.

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

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at December 31, 2013.

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

Fair Value of Financial Instruments

The carrying value of cash, notes payable, and accounts at December 31, 2013 and 2012 reflected in these financial statements approximates their fair value due to the short-term maturity of these financial instruments.

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

Impairment of the California properties from their recorded acquisition values was considered at December 31, 2013 and 2012. Management considered that there were no changes in circumstances that would warrant impairment from the estimated values indicated by independently prepared geological reports.

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

Oil and gas properties are summarized as follow as at December 31, 2013:

Proved
Unconventional Acreage	$7,026,666

5. NOTE PAYABLE

Notes payable Comprised as the following:

	December 31,	March 31,
	2013	2013
Asher Note #4	13,000	-
Asher Note #11	400	27,500
Asher Note #12	-	47,500
Asher Note #13	20,670	-
Asher Note #14	32,500	-
Vista Capital	-	7,280
Special Situations	21,491	61,491
Direct Capital	70,671	70,671
Xploration	69,000	269,000
Syndication Capital #1	5,000	105,000
Syndication Capital #2	14,072	-
Syndication Capital #3	11,000	-
Syndication Capital #4	11,000	-
Syndication Capital #5	11,000	-
Syndication Capital #6	16,000	-
Syndication Capital #7	16,000	-
Syndication Capital #8	16,000	-
Gel Properties #1	38,910	-
Gel Properties #2	50,000	-
Gel Properties #3	20,710	-
Gel Properties #4	25,359	-
Coventry Enterprises	44,750	-
	$ 507,533	$ 588,442
Debt discount	(75,246)	-
Accrued interest	17,359	6,719
	$ 449,646	$ 595,161

Asher Note #4

On April 4, 2013, the Company arranged a debt swap under which a Special Situations Fund note for $40,000 was transferred to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum.  During the nine month period ending December 31, 2013, the Company accrued $5,819 (nine month period ended December 31, 2012 - $nil) in interest expense.

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

During the nine month period ended December 31, 2013, the Company recorded a loss of $48,019 (nine month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability.

During the nine month period ended December 31, 2013 the Company issued an aggregate of 91,143,767 common shares upon the conversion of principal amount of $27,000.  The derivative liability amounting to $37,291 was re-classified to additional paid in capital.

As at December 31, 2013, accrued interest of $5,819 (December 31, 2012 - $nil), debt discount of $nil (December 31, 2012 - $nil) and a derivative liability of $10,728 (December 31, 2012 - $nil) was recorded.

Asher Note #11

On November 2, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 6, 2013.  During the nine month period ended December 31, 2013, the Company accrued $1,466 (nine month period ended December 31, 2012 - $nil) in interest expense.

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

During the nine month period ended December 31, 2013, the Company recorded a loss of $41,263 (nine month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $29,050 (nine month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

During the nine month period ended December 31, 2013 the Company issued an aggregate of 169,501,318 common shares upon the conversion of principal amount of $27,100 and interest of $1,100.  The derivative liability amounting to $70,313 was re-classified to additional paid in capital.

As at December 31, 2013, accrued interest of $nil (December 31, 2012 - $nil), debt discount of $nil (December 31, 2012 - $nil) and a derivative liability of $nil (December 31, 2012 - $nil) was recorded.

Asher Note #12

On February 25, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $47,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 25, 2013.  During the nine month period ended December 31, 2013 the Company accrued $2,184 (nine month period ended December 31, 2012 - $nil) in interest expense.

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

During the nine month period ended December 31, 2013, the Company recorded a gain of $32,325 (nine month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $47,500 (nine month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

During the nine month period ended December 31, 2013 the Company issued an aggregate of 227,494,253 common shares upon the conversion of principal amount of $47,500 and interest of $1,900.  The derivative liability amounting to $86,861 was re-classified to additional paid in capital.

As at December 31, 2013, accrued interest of $nil (December 31, 2012 - $nil), debt discount of $nil (December 31, 2012 - $nil) and a derivative liability of $nil (December 31, 2012 - $nil) was recorded.

Asher Note #13

On June 16, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2014.  During the nine month period ended December 31, 2013 the Company accrued $1,189 (nine month period ended December 31, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date.”

On December 11, 2013, the Company recorded an initial derivative liability of $38,033 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the nine month period ended December 31, 2013, the Company recorded a debt discount of $27,500 (nine month period ended December 31, 2012 - $nil) to the statement of operations.

During the nine month period ended December 31, 2013 the Company issued an aggregate of 68,300,000 common shares upon the conversion of principal amount of $6,800.  The derivative liability amounting to $9,446 was re-classified to additional paid in capital.

As at December 31, 2013, accrued interest of $1,189 (December 31, 2012 - $nil), debt discount of $7,734 (December 31, 2012 - $nil) and a derivative liability of $28,587 (December 31, 2012 - $nil) was recorded.

Asher Note #14

On August 2, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $32,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 5, 2014.  During the nine month period ended December 31, 2013 the Company accrued $1,068 (nine month period ended December 31, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date.”

As at December 31, 2013, accrued interest of $1,189 (December 31, 2012 - $nil), debt discount of $nil (December 31, 2012 - $nil) and a derivative liability of $nil (December 31, 2012 - $nil) was recorded.

Vista Capital Note

On June 11, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $30,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 15, 2012.  During the nine month period ended December 31, 2013 the Company accrued $857 (nine month period ended December 31, 2012 - $500) in interest expense.

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

During the nine month period ended December 31, 2013, the Company recorded a loss of $5,853 (nine month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period.

During the nine month period ended December 31, 2013 the Company issued an aggregate of 59,720,000 common shares upon the conversion of principal amount of $7,280 and $2,400 interest.  The derivative liability amounting to $18,325 was re-classified to additional paid in capital.

As at December 31, 2013, accrued interest of $nil (December 31, 2012 - $nil), debt discount of $nil (December 31, 2012 - $nil) and a derivative liability of $nil (December 31, 2012 - $nil) was recorded.

Special Situations Fund One Note.

On March 12, 2012, the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was swapped to Special Situations Fund One for the Asher note plus $21,491, total $61,491.

On April 4, 2013, the Company transferred a $40,000 note to Asher Enterprises.  In addition, $3,200 in accrued interest was transferred to Asher Enterprises.  During the nine month period ended December 31, 2013, the Company accrued ($1,820) (nine month period ended December 31, 2012 - $3,689) in interest expense.

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

During the nine month period ended December 31, 2013, the Company recorded a gain of $54,142 (nine month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period.

As at December 31, 2013, accrued interest of $3,099 (December 31, 2012 - $nil), debt discount of $nil (December 31, 2012 - $nil) and a derivative liability of $26,453 (December 31, 2012 - $nil) was recorded.

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

During the nine month period ended December 31, 2013, the Company recorded a gain of $271 (nine month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period.

As at December 31, 2013, accrued interest of $nil (December 31, 2012 - $nil), debt discount of $nil (December 31, 2012 - $nil) and a derivative liability of $98,303 (December 31, 2012 - $nil) was recorded.

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

On August 21, 2013, the Company transferred $100,000 of the note to Gel Properties, LLC.   On October 23, 2013, the Company transferred $50,000 of the note to Gel Properties, LLC.  On December 18, 2013, the Company transferred $50,000 of the note to Coventry Enterprises.

On September 30, 2013, the Company credited the derivative liability $256,727 to account for the transfer of $100,000.

During the nine month period ended December 31, 2013, the Company recorded a gain of $23,054 (nine month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period.

As at December 31, 2013, accrued interest of $nil (December 31, 2012 - $nil), debt discount of $nil (December 31, 2012 - $nil) and a derivative liability of $95,427 (December 31, 2012 - $nil) was recorded.

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

During the nine month period ended December 31, 2013, the Company recorded a loss of $313,003 (nine month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period.

As at December 31, 2013, accrued interest of $nil (December 31, 2012 - $nil), debt discount of $nil (December 31, 2012 - $nil) and a derivative liability of $6,155 (December 31, 2012 - $nil) was recorded.

Syndication Capital Note #2

On July 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $14,072.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended December 31, 2013, the Company accrued $469 (December 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended December 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $9,851 (December 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $8,147 (nine month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

As at December 31, 2013, accrued interest of $469 (December 31, 2012 - $nil), and debt discount of $1,704 (December 31, 2012 - $nil) was recorded.

Syndication Capital Note #3

On July 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended December 31, 2013, the Company accrued $366 (December 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended December 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $7,700 (December 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $5,162 (nine month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

As at December 31, 2013, accrued interest of $366 (December 31, 2012 - $nil), and debt discount of $2,538 (December 31, 2012 - $nil) was recorded.

Syndication Capital Note #4

On August 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended December 31, 2013, the Company accrued $291 (December 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at December 31, 2013, accrued interest of $291 (December 31, 2012 - $nil) was recorded.

Syndication Capital Note #5

On September 30, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the nine month period ended December 31, 2013, the Company accrued $219 (December 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at December 31, 2013, accrued interest of $219 (December 31, 2012 - $nil) was recorded.

Syndication Capital Note #6

On October 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended December 31, 2013, the Company accrued $319 (December 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at December 31, 2013, accrued interest of $319 (December 31, 2012 - $nil) was recorded.

Syndication Capital Note #7

On November 30, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended December 31, 2013, the Company accrued $109 (December 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at December 31, 2013, accrued interest of $109 (December 31, 2012 - $nil) was recorded.

Syndication Capital Note #8

On December 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended December 31, 2013, the Company accrued $nil (December 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at December 31, 2013, accrued interest of $nil (December 31, 2012 - $nil) was recorded.

Gel Properties, LLC Note #1

On August 5, 2013, the Company arranged a debt swap under which a Syndication Capital note for $100,000 was transferred to Gel Properties.  The promissory note is unsecured, bears interest at 6% per annum and matures on August 5, 2014.  During the nine month period ending December 31, 2013, the Company accrued $1,094 (nine month period ended December 31, 2012 - $nil) in interest expense.

On August 5, 2013, the Company recorded a derivative liability of $207,630 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the nine month period ended December 31, 2013, the Company recorded a gain of $56,990 (nine month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period and debt discount of $100,000 (nine month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

During the nine month period ended December 31, 2013 the Company issued an aggregate of 270,600,000 common shares upon the conversion of principal amount of $61,090.  The derivative liability amounting to $102,745 was re-classified to additional paid in capital.

As at December 31, 2013, accrued interest of $1,094 (December 31, 2012 - $nil), debt discount of $nil (December 31, 2012 - $nil) and a derivative liability of $47,895 (December 31, 2012 - $nil) was recorded.

Gel Properties, LLC Note #2

On August 8, 2013, the Company issued a convertible promissory note to Gel Properties, LLC.  Under the terms of the note, the Company has borrowed a total of $50,000 from Gel Properties, LLC, which accrues interest at an annual rate of 6% and has a maturity date of August 8, 2015.  The note also contains customary events of default.  During the nine month period ended December 31, 2013, the Company accrued $1,184 (nine month period ended December 31, 2012 - $nil) in interest expense.

As at December 31, 2013, accrued interest of $1,184 (December 31, 2012 - $nil), debt discount of $nil (December 31, 2012 - $nil) and a derivative liability of $nil (December 31, 2012 - $nil) was recorded.

Gel Properties, LLC Note #3

On August 21, 2013, the Company arranged a debt swap under which an Xploration note for $100,000 was transferred to Gel Properties.  The promissory note is unsecured, bears interest at 6% per annum and matures on August 21, 2014.  During the nine month period ending December 31, 2013, the Company accrued $1,505 (nine month period ended December 31, 2012 - $nil) in interest expense.

On August 21, 2013, the Company recorded a derivative liability of $195,260 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the nine month period ended December 31, 2013, the Company recorded a gain of $93,991 (nine month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period and debt discount of $100,000 (nine month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

During the nine month period ended December 31, 2013 the Company issued an aggregate of 623,800,000 common shares upon the conversion of principal amount of $79,290.  The derivative liability amounting to $80,782 was re-classified to additional paid in capital.

As at December 31, 2013, accrued interest of $1,505 (December 31, 2012 - $nil), debt discount of $nil (December 31, 2012 - $nil) and a derivative liability of $20,487 (December 31, 2012 - $nil) was recorded.

Gel Properties, LLC Note #4

On October 23, 2013, the Company arranged a debt swap under which an Xploration note for $50,000 was transferred to Gel Properties.  The promissory note is unsecured, bears interest at 6% per annum and matures on October 23, 2014.  During the nine month period ending December 31, 2013, the Company accrued $522 (nine month period ended December 31, 2012 - $nil) in interest expense.

On October 23, 2013, the Company recorded aderivative liability of $48,077 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the nine month period ended December 31, 2013, the Company recorded a loss of $7,054 (nine month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period and debt discount of $48,077 (nine month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

During the nine month period ended December 31, 2013 the Company issued an aggregate of 222,400,000 common shares upon the conversion of principal amount of $24,641.50.  The derivative liability amounting to $30,046 was re-classified to additional paid in capital.

As at December 31, 2013, accrued interest of $522 (December 31, 2012 - $nil), debt discount of $38,988 (December 31, 2012 - $nil) and a derivative liability of $25,085 (December 31, 2012 - $nil) was recorded.

Coventry Enterprises

On December 18, 2013, the Company arranged a debt swap under which an Xploration note for $50,000 was transferred to Coventry Enterprises.  The promissory note is unsecured, bears interest at 6% per annum and matures on December 18, 2014.  During the nine month period ending December 31, 2013, the Company accrued $106 (nine month period ended December 31, 2012 - $nil) in interest expense.

On December 18, 2013, the Company recorded aderivative liability of $49,462 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the nine month period ended December 31, 2013, the Company recorded a gain of $5,194 (nine month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period and debt discount of $49,462 (nine month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

During the nine month period ended December 31, 2013 the Company issued an aggregate of 87,500,000 common shares upon the conversion of principal amount of $5,250.

As at December 31, 2013, accrued interest of $106 (December 31, 2012 - $nil), debt discount of $24,282 (December 31, 2012 - $nil) and a derivative liability of $44,268 (December 31, 2012 - $nil) was recorded.

6. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

During the nine month period ending December 31, 2013, $285,982 (December 31, 2012 - $163,000) of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 3 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

December 31,
2013
Balance, beginning of year	$ 713,306
Initial recognition of derivative liability	686,698
Fair value change in derivative liability	(560,807)
Conversion of derivative liability to APIC
Asher Note #4	(37,291)
Asher Note #11	(70,313)
Asher Note #12	(86,861)
Asher Note #13	(9,446)
Vista Capital	(18,325)
Gel Properties Note #1	(102,745)
Gel Properties Note #3	(80,782)
Gel Properties Note #4	(30,046)
Balance as of December 31, 2013	$ 403,388

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

During the nine month period ending December 31, 2013, $22,500 in consulting fees was recorded for Mr. Powell increasing the amount due to $112,500.

During the nine month period ending December 31, 2013, $90,000 in consulting fees and $609 in cash advances was recorded for Mr. DeHerra increasing the amount due to $218,459.

The Company is indebted to its officers as follow:

	December 31,
	2013	2012
James Powell-President	$ 112,500	$ 63,375
Tim DeHerra-Chairman of the Board	218,459	127,850
	$ 330,959	$ 191,725

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

As at December 31, 2013, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,432,000 Series A shares were issued and outstanding, (1,885,000 shares as at December 31, 2012).

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

Pursuant to consulting agreements with two advisors, common stock was issued for services:

Date Issued	Shares	Price Per Share	Expense
December 31, 2010	50,000	$0.82	Consulting $40,950
October 18, 2010	50,000	$0.39	Consulting $19,500
November 15, 2010	150,000 s	$0.39	Consulting $58,500

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

From April 1, 2013 to December 31, 2013, the holders of a convertible notes converted a total of $285,982 of principal into 1,814,459,338 shares of our common stock.

13. INCOME TAXES

The Company accounts for income taxes under FASB Codification Topic 740-6, Accounting for Uncertainty in Income Taxes, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. During the nine month period ended December 31, 2013, we had a net operating loss carry forwards of $(9,177,412) and a deferred tax asset of $3,120,320 using the statutory rate of 34%. The net operating loss carry forwards may be recognized in future periods, not to exceed 20 years.

	December 31,
	2013	2012
Operating loss for the nine months ended December 31	$ (1,746,286)	$ (432,266)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (593,737)	$ (146,970)
Unrecognized tax loses	(593,737)	(146,970)
Income tax expense	$ -	$ -

14. COMMITMENTS

Effective March 31, 2010, the Company was committed to payment of 100,000 shares per year to each of two consultants, payable in quarterly installments of 25,000 shares, the first installment due December 31, 2010. The advisors will also be paid $1,000 per day for attending meetings of the Company’s committee of advisors and $1,000 per day for services to be provided as needed. The agreements may be terminated by either party without notice.  This is a one year agreement and is no longer applicable.

F-3

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2013 $	March 31, 2013 $
Current Assets	---	573
Current Liabilities	1,196,452	1,552,432
Working Capital (Deficit)	(1,196,452)	(1,551,859)

Cash Flows

	December 31, 2013 $	December 31, 2012 $
Cash Flows from (used in) Operating Activities	(1,489,214)	(927,581)
Cash Flows from (used in) Financing Activities	1,488,641	902,880
Cash Flows from (used in) Investing Activities	---	---
Net Increase (decrease) in Cash During Period	(573)	(24,701)

Results for the Quarter Ended December 31, 2013 Compared to the Quarter Ended December 31, 2012

Operating Revenues

The Company’s revenues for the three months ended December 31, 2013 and December 31, 2012 were $Nil and $Nil, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended December 31, 2013 and December 31, 2012 were $Nil and $Nil, respectively.

Gross Profit

The Company’s gross profit for the three months ended December 31, 2013 and December 31, 2012 was  $Nil and $ Nil respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2013 and December 31, 2012 were $93,470 and $106,200, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, interest expense and professional fees.  The decrease was primarily attributable to a decrease in management fees and administrative expenses appropriate for normal operations.

Net Loss from Operations

The Company’s net loss from operations for the three months ended December 31, 2013 was $(93,470) compared with a net loss of $(106,200) for the three months ended December 31, 2012.  The increased loss is due to normal operating expenses and an increase in convertible note interest.

Other Income (Expense):

Other income (expense) for the three months ended December 31, 2013, and December 31, 2012, were $296,876 and $nil.  Other income (expense) consisted of loss on derivative valuation and interest expense.  The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Profit (Loss)

Net profit for the three months ended December 31, 2013, was $203,406 compared with a net loss of $(106,200) for the three months ended December 31, 2012.  The increased profit is due the change in fair value of the derivative liabilities.

Results for the Nine Months Ended December 31, 2013 Compared to the Nine Months Ended December 31, 2012

Operating Revenues

The Company’s revenues for the nine months ended December 31, 2013 and December 31, 2012 were $Nil and $Nil, respectively.

Cost of Revenues

The Company’s cost of revenues for the nine months ended December 31, 2013 and December 31, 2012 were $Nil and $Nil, respectively.

Gross Profit

The Company’s gross profit for the nine months ended December 31, 2013 and December 31, 2012 was $Nil and $Nil, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended December 31, 2013 and December 31, 2012 were $288,051 and $432,266, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, interest expense and professional fees.  The decrease was primarily attributable to a decrease in consulting fees appropriate for normal operations.

Net Loss from Operations

The Company’s net loss from operations for the nine months ended December 31, 2013was $(288,051) compared with a net loss of $(432,266) for the Nine months ended December 31, 2012.  The decrease was primarily attributable to a decrease in consulting fees and other general and administrative expenses appropriate for normal operations.

Other Income (Expense):

Other income (expense) for the nine months ended December 31, 2013, and December 31, 2012, were $(1,746,286) and $nil.  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Loss

The Company’s net loss for the nine months ended December 31, 2013, was $(1,746,286) compared with $(432,266) for the nine months ended December 31, 2012.  The increased loss is due the change in fair value of the derivative liabilities and interest expenses.

Results for the Period from March 31, 2009 (inception of Exploration Stage) Through December 31, 2013

Operating Revenues

The Company’s revenues for the period from March 31, 2009 (inception of Exploration Stage) through December 31, 2013 were $Nil.

Cost of Revenues

The Company’s cost of revenues for the period from March 31, 2009 (inception of Exploration Stage) through December 31, 2013 were $Nil.

Gross Profit

The Company’s gross profit for the period from March 31, 2009 (inception of Exploration Stage) through December 31, 2013 was $ Nil.

General and Administrative Expenses

General and administrative expenses for the period from March 31, 2009 (inception of Exploration Stage) through December 31, 2013 were $7,353,045.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, administrative expenses, interest expense and professional fees appropriate for being a public company.

Net Loss from Operations

The Company’s net loss from operations for the period from March 31, 2009 (inception of Exploration Stage) through December 31, 2013 was $7,353,045.

Other Income (Expense):

Other income (expenses) for the period from March 31, 2009 (inception of Exploration Stage) through December 31, 2013, were $(1,824,367).

Net Loss

Net loss for the period from March 31, 2009 (inception of Exploration Stage) through December 31, 2013 was $(9,177,412).

Liquidity and Capital Resources

As at December 31, 2013, the Company had a cash balance and asset total of $(73) and $7,043,714respectively, compared with $715 and $11,937,334 of cash and total assets, respectively, as at December 31, 2012. The increase in cash was due to normal operating activities and the decrease in total assets was due to the decrease in value of the oil and gas properties. ,

As at December 31, 2013, the Company had total liabilities of $1,196,452 compared with $804,991 as at December 31, 2012. The increase in total liabilities was attributed to the increase in notes payable, derivative liabilities and shareholder loans, although there was a decrease in accounts payable.

The overall working capital decreased from $(804,276) deficit at December 31, 2012 to $(1,196,452) at December 31, 2013.

Cashflow from Operating Activities

During the nine months ended December 31, 2013, cash used in operating activities was $(1,489,214) compared to $(927,581) for the nine months ended December 31, 2012.

Cashflow from Investing Activities

During the nine months ended December 31, 2013 cash used in investing activities was $Nil compared to $Nil for the nine months ended December 31, 2012.

Cashflow from Financing Activities

During the nine months ended December 31, 2013, cash provided by financing activity was $1,245,040 compared to $440,151 for the nine months ended December 31, 2012.

Liquidity and Capital Resources

As at December 31, 2013, the Company had a cash balance and asset total of $Nil and $7,043,714 respectively, compared with $715 and $11,938,049 of cash and total assets, respectively, as at December 31, 2012. The increase in cash was due to normal operating activities and the increase in total assets was due to the increase in value of the oil and gas properties.

As at December 31, 2013, the Company had total liabilities of $1,196,452 compared with $804,991 as at December 31, 2012. The increase in total liabilities was attributed to the increase in notes payable, derivative liabilities and shareholder loans.

The overall working capital decreasedfrom $(804,276) deficit at December 31, 2012 to $(1,196,452) atDecember 31, 2013.

Cashflow from Operating Activities

During the nine months ended December 31, 2013, cash used in operating activities was $(1,489,214) compared to $(927,581) for the nine months ended December 31, 2012.

Cashflow from Investing Activities

During the nine months ended December 31, 2013 cash used in investing activities was $Nil compared to $Nil for the nine months ended December 31, 2012.

Cashflow from Financing Activities

During the nine months ended December 31, 2013, cash provided by financing activity was $1,488,641 compared to $902,880for the nine months ended December 31, 2012.

Quarterly Developments

On October 18, 2013, the Company entered into an Asset Swap Agreement (the “Asset Swap Agreement”) by and amongst the Company, Xploration Inc., a Nevada Corporation (“Xploration”) and Solimar Energy, LLC, a California limited liability company (“Solimar”); thereby, swapping certain land leases as described below, forgiveness of delay rentals and terminating the (a) Kreyenhagen Trend Joint Operating Agreement dated March 1, 2011, between Solimar and Xploration (“Kreyenhagen Trend JOA”), (b) Jacalitos Joint Operating Agreement dated March 1, 2011, between Solimar and Xploration (“Jacalitos JOA”) and the (c) Farmin / Settlement Agreement dated November 3, 2011, between Solimar and Xploration, with an effective date as of September 1, 2013.

As per the terms of the Asset Swap Agreement, the Company and Xploration assigned sixteen percent (16%) interest to Solimar, in the following six (6) leases located in the Kreyenhagen Trend, instruments numbered: (i) 0922006 2009-0167477, (ii) 2007-0068080, (iii) 1122558, (iv) 801269, (v) 2007-0036755, and (vi) 2007-0036730.  Further, as part of this Asset Swap Agreement, the Company and Xploration, assigned the twenty-five percent (25%) interest in the Jacalitos Lease, instrument numbered 2009-167476, for a total assignment of 3,102.43 gross landowner acres and 3,082.43 net landowner acres to Solimar. In return, Solimar assigned eighty four percent (84%) of its interest in the Bureau of Land Management Lease, serial number: CACA 49877 representing 1,140.62 gross and net landowner acres that is a part of the Kreyenhagen Trend to the Xploration and Xploration will be assigning the eighty four (84%) to the Company at a future date.

Additionally, as part of the Asset Swap Agreement, Solimar shall forgive Xploration and the Company of the Company’s and Xploration’s obligation to pay the delay rental on the Vintage Petroleum, LLC, lease on instrument numbered 0922006 2009-0167477, and 2009-0167476 for a total forgiveness of nine thousand nine hundred thirty one dollars and forty nine cents ($9,931.49). In connection with the Asset Swap Agreement, Xploration will pay Solimar three hundred sixty five dollars ($365) for its delay rental on the CACA 49877 lease that became due on August 31, 2013.

The foregoing description of the Asset Swap Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Asset Swap Agreement, which was filed on December 17, 2013, as Exhibit 10.01 of our Current Report on Form 8-K and is incorporated herein, by reference.

On November 7, 2013, the Board of Directors of the Company authorized an increase in the Company's shares of common stock to five billion twenty million shares (5,020,000,000) of which five billion (5,000,000,000) shall be shares of Common Stock, par value $0.001 per share, and twenty million (20,000,000) shall be shares of Preferred Stock, par value $0.001 per share with ten million (10,000,000) of such shares being designated as Series A Preferred Stock, and ten million (10,000,000) of such shares designated as Series B Preferred Stock.

On December 20, 2013, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital to five billion twenty million shares (5,020,000,000) of which five billion (5,000,000,000) shall be shares of Common Stock, par value $0.001 per share, and twenty million (20,000,000) shall be shares of Preferred Stock, par value $0.001 per share with ten million (10,000,000) of such shares being designated as Series A Preferred Stock, and ten million (10,000,000) of such shares designated as Series B Preferred Stock,(the “Increase in Authorized”). The Increase in Authorized was effective with the Nevada Secretary of State on December 23, 2013, when the Certificate of Amendment was filed. The Increase in Authorized was approved by the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock on November 7, 2013.

Subsequent Developments

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2013, that was filed with the SEC on July 15, 2013, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended March 31, 2013. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 includes a detailed discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.Quarterly Issuances:

From October 1, 2013 until December 31, 2013, the holders of convertible notes converted a total of $135,011.50 of principal and interest into 1,124,666,667 shares of our common stock.

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

2. Subsequent Issuances:

From January 1, 2014 until January 20, 2014, the holders of convertible notes converted a total of $15,500 of principal and interest into 99,333,334 shares of our common stock. (No issuances have occurred as of Jan 17)

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

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
10.16 10.16.1

Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011

Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated May 23, 2012

Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q. Filed herewith.
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
10.20 10.21 10.22 10.23 10.24 10.25 10.26 10.27 10.28

Purchase Agreement by and between the Company and Xploration Incorporated, dated July 31, 2013

Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013

Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013

Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated August 31, 2013

Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated September  30, 2013

Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2013

Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2013

Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated November 30, 2013

Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated December 31, 2013

Filed with the SEC on August 5, 2013, as part of our Current Report on Form 8-K.

Filed herewith.

Filed herewith.

Filed herewith.

Filed herewith.

Filed herewith.

Filed herewith.

Filed herewith.

Filed herewith.

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

GRID PETROLEUM CORP.
Dated: February 19, 2014	/s/ James Powell
JAMES POWELL
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February19, 2014	/s/ Tim DeHerrera
By: Tim DeHerrera Its: Chairman and Director