Form 10-K
period 2014-03-31
Grid Petroleum Corp.
filed 2014-07-15
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended March 31, 2014

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

GRID PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-53276	30-0690324
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)
720 South Colorado Blvd Denver, CO 80246 (Address of principal executive offices)

(720) 590-4730 (Registrant’s Telephone Number) 999 18th Street, Suite 3000, Denver, CO 80202 (Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class  Name of each exchange on which registered

None

Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of class

Common Stock, Par Value $0.001

0

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

Yes [X] No[]

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2014was $979,330 based upon the price ($0.0002) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of June 15, 2014, there were6,376,541,470shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

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

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “GRPR”, “we”, “us” and “our” are references to Grid Petroleum Corp.All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Corporate History

Our Business

We are focused on the development, exploration and production of oil and gas in North America. Our primary focus is on oil and gas properties with proven undeveloped reserves that are economically attractive but are underserved by major independent oil and gas companies.

Garcia #3 Well

On May 23, 2013, we acquired a ten percent working interest, seven point five percent net revenue interest, from a third party interest holder of the Garcia #3 well (10.0 % WI, 7.5% NRI). For our interest, we paid $300,000 in convertible preferred shares with a conversion rate of .01 per share.

We are subject to the terms and conditions of the operating agreement established by the operator for the Garcia#3 well, Kidd Production Inc., the property developer, Progas Energy Services and the third party vendor we acquired our 10% interest from.

In August of 2013 Scorpion Rig #1 was moved onto the Garcia #3 location.  The rig drilled to a total depth of 3750 feet with oil shows in the Frio Sands. Pipe was cemented in place and the drilling rig was released.  In October, awork-over unit was moved in to test the target zones.  The lower zones were tested and found to contain natural gas with water produced from the zone.  The decision was made to move up the well and test an oil bearing zone.  This zone was determined to be tight and requiring fracking to accurately determine the potential production of this zone.  The Company was not in agreement with Progas regarding the value of the frackingon this zone and we are waiting on information back from Progas regarding the fracking and any results.  Progas continues to be challenging to work with.

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

The Company has made the determination that due to the operator in control of the Garcia #3 that it will not continue to participate in this project.  Other leasable property in the area is not close enough to production to justify the risk of investment.  The Company will not be active in this area.

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

The total expenses that Xploration paid on behalf of Joaquin associated with the mineral leaseswill exceed $1,100,000. Joaquin will get a full carry on the first well drilled.

The following is a list of the expenses Xploration paid and to be paid on behalf of Joaquin:

1.

All GG&A, in excess of $300,000 was paid, as determined by Xploration of the leases for the period October 1, 2013 through March 31, 2014.

2.

All lease rentals, were paid in the amount of $284,000, due for the period October 1, 2011 through March 31, 2014.

3.

Pay all expenses through completion of the first well planned to be on a lease preselected by the geological team (but at Xploration’s election to be drilled on any of the leases), the cost of which is estimated to be in excess of $500,000 (“First Farmin Well”), such well anticipated to be commenced during the period in the last quarter of 2014.

4.

In the event Xploration has not commenced drilling the First Farmin Well within the timeframe as referenced in 3 above, then the time period within which Xploration may drill the First Farmin well may be further extended for an additional twelve month period ending September 30, 2014.

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

In recent months, Solimar Energy as operator has been active on the Kreyenhagen Trend Prospect. Six wells have been submitted to the State of California for permitting.  The permits are currently under review by the State of California.

Bawden 1-24 - The well that we have a Carried Interest or Farm-in well where we will not have any expenses and we are carried 100%. Target Zone: Temblor Test

Vintage 1-17 - Temblor Test

Vintage 1-21 - Temblor Test

Den Hartog A-1 - Avenal Test

Den Hartog A-2 - Avenal Test

Den Hartog A-3 - Avenal Test

Each Drilling permit requires a Blunt Nose Lizard Study (the "Study") to be conducted once in the spring and once again in the fall. After the Study is finalized, the drilling permits can be issued and the drilling process is expected to start. Plans to spud three exploratory wells sometime in 2013-2014.  The Blunt Nose Lizard studies are still underway and upon completion the State of California will finalize the review of the proposed drilling permits.

The Geological study was conducted on only the Kreyenhagen Ranch.Solimar Energy has chosen not to share any of the information generated by the survey done on the Ranch.  As we are not the operator in the Kreyenhagen Trend acreage the Company is dependent on Solimar Energy as it relates to activity in the Trend acreage.  Currently it seems that Solimar is focused on the Ranch properties and not the Trend.  Company management is keeping communication open with Solimar in an attempt to have their focus to expand and include the Trend acreage development.

The Companies participation in the Kreyenhagen Ranch was exchanged out in conjunction with the terms of the asset swap agreement dated October 18, 2013.

SE Jonah Prospect

The Company’s working interest in the remaining SE Jonah Prospect leases was allowed to expire, as the Company’s evaluation of the potential investment was conclusive in the following; the large dollars required to develop this field remained far greater than the possible revenue to be generated over an acceptable time frame.  Primarily, based on the low selling price of natural gas, which is lower than the overall cost of production, and the lack of an infrastructure to allow full production of natural gas from an existing well.  The time frame to develop the required infrastructure is based on the natural gas production to warrant a transportation company committing the funding to build it.  Along with a low selling price for the product signifies that the money will not be spent to drill due to the lack of transportation and the transportation will not happed due to the lack of drilling.The Company has decided not to be active in this area.

Jacolitos Project

On July 31, 2013, the Company, entered into a Project Purchase Agreement (the “Purchase Agreement”) with Xploration, Inc., a Nevada corporation (“Xploration”) to acquire a twenty five percent (25%) working interest (WI) and a fourteen percent (14%) net royalty interest (“NRI”) in five hundred sixteen (516) acres in the Coalinga California area identified as the Jacolitos Project.

Pursuant to the terms and conditions of the Purchase Agreement, the Company shall acquire the Jacolitos Project Property through a purchase agreement for a total purchase price of One Hundred Thousand Dollars ($100,000) (the “Purchase Price”).This transaction was not completed by the Company.

Asset Swap Agreement

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

As of this report the Company is actively working with consultants to establish any environmental surveys required for this property. The Company is also in the process of beginning the permitting process with the State of California.

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

Any exploration or production on Federal land will have to comply with the Federal Land Management Planning Act, which has the effect generally of protecting the environment. Any exploration or production on private property whether owned or leased will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case-by-case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. We reserve the right not to provide risk factors in our future filings. Our primary risk factors and other considerations include:

The following risk factors together with other information set forth in this Annual Report on Form 10-K, should be carefully considered by current and future investors in our securities.  An investment in our securities involves substantial risks.  There are many factors that affect our business, a number of which are beyond our control.  Our business, financial condition and results of operations could be materially adversely affected by any of these factors.  The nature of our business activities further subjects us to certain hazards and risks.  The risks described below are a summary of the known material risks relating to our business.  Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial individually or in aggregate may also impair our business operations.  If any of these risks actually occur, it could harm our business, financial condition or results of operations and impair our ability to implement our business plan or complete development projects as scheduled.  In any such case, the trading price of our Common Stock could decline, and you could lose all, or a part, of your investment.

RISKS ASSOCIATED WITH OUR FINANCIAL CONDITION

Because we have a history of losses and have a deficit, there is substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from March 31, 2009 (date of inception) to March 31, 2014 was $11,792,154. We had cash and cash equivalents in the amount of $nil as of March 31, 2014. We currently do not have any mining operations and we have no income. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Because we need additional financing to fund our exploration activities, if we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our exploration program. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties and to pay the fees and expenses necessary to become and operate as a public company. We will also need more funds if the costs of the exploration of our gold placer claims are greater than we have anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues. We will also need further financing if we decide to obtain additional mineral properties. We currently have limited arrangements for further financing and we may not be able to obtain additional financing when required. Our future is dependent upon our ability to obtain additional financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Because we may never earn revenues from our operations, our business may fail.

Prior to the completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our exploration for minerals, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

The oil and gas business is highly competitive, placing us at an operating disadvantage.

We expect to be at a competitive disadvantage in (a) seeking to acquire suitable oil and or gas drilling prospects; (b) undertaking exploration and development; and (c) seeking additional financing.  We base our preliminary decisions regarding the acquisition of oil and or gas prospects and undertaking of drilling ventures upon general and inferred geology and economic assumptions.  This public information is also available to our competitors.

In addition, we compete with large oil and gas companies with longer operating histories and greater financial resources than us.  These larger competitors, by reason of their size and greater financial strength, can more easily:

•

access capital markets;

•

recruit more qualified personnel;

•

absorb the burden of any changes in laws and regulation in applicable jurisdictions;

•

handle longer periods of reduced prices of gas and oil;

•

acquire and evaluate larger volumes of critical information; and

•

compete for industry-offered business ventures.

These disadvantages could create negative results for our business plan and future operations.

Oil and gas prices are volatile.  Declines in commodity prices in the past have adversely affected, and in the future may adversely affect, our financial condition, liquidity, results of operations, cash flows, access to capital markets, and ability to grow.

Our revenues, operating results, liquidity, cash flows, profitability and valuation of proved reserves depend substantially upon the market prices of oil and natural gas.  Product prices affect our cash flow available for capital expenditures and our ability to access funds through the capital markets.  If commodity prices decline in the future, the decline could have adverse effects on our reserves and availability of funds.

The prices we may receive for our oil and natural gas depend upon factors beyond our control, including among others:

•

changes in the supply of and demand for oil and natural gas;

•

market uncertainty;

•

the level of consumer product demands;

•

hurricanes and other weather conditions;

•

domestic governmental regulations and taxes;

•

the foreign supply of oil and natural gas; and

•

overall domestic and foreign economic conditions.

These factors make it very difficult to predict future commodity price movements with any certainty. Oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other.

Our ability to reach and maintain profitable operating results is dependent on our ability to find, acquire, and develop oil and gas properties.

Our future performance depends upon our ability to find, acquire, and develop oil and gas reserves that are economically recoverable.  Without successful exploration and acquisition activities, we will not be able to develop reserves or generate production revenues to achieve and maintain profitable operating results.  No assurance can be given that we will be able to find, acquire or develop these reserves on acceptable terms.  We also cannot assure that commercial quantities of oil and gas deposits will be discovered that are sufficient to enable us to recover our exploration and development costs.

We have experienced significant operating losses in the past and there can be no assurance that we will become profitable in the future.

We have reported a net loss of $4,361,029 for the year ended March 31, 2014, and we have an accumulated deficit through March 31, 2014 of $11,792,154.  Without successful exploration and development of our properties any investment in Daybreak could become devalued or worthless.

We have substantial indebtedness.  The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at March 31, 2014 was $1,798,163, which was comprised of a variety of short-term and long-term borrowings; related party notes and payables; trade payables; and Convertible Notes.  The level of indebtedness we have affects our operations in a number of ways.  We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations.  This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of proposed legislation.

Legislation has been proposed that would, if enacted into law, make significant changes to United States federal income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies.  These changes include, but are not limited to:  (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures.  It is unclear whether any such changes will be enacted and, if enacted, how soon any such changes could become effective.  The passage of this legislation or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively impact the value of an investment in our Common Stock as well as affect our financial condition and results of operations.

Our oil and gas exploration and production, and related activities are subject to extensive environmental regulations, and to laws that can give rise to substantial liabilities from environmental contamination.

Our potential oil and gas operations are subject to extensive federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances.  Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination such as claims for personal injury or property damage, may arise at many locations, including properties in which we have an ownership interest but no operational control, properties we formerly owned or operated, and sites where our wastes have been treated or disposed of, as well as at properties that we currently own or operate.  Such liabilities may arise even where the contamination does not result from any noncompliance with applicable environmental laws.  Under a number of environmental laws, such liabilities may also be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire share.  Environmental requirements generally have become more stringent in recent years, and compliance with those requirements more expensive.

We have not incurred expenses in connection with environmental compliance, but we anticipate that we will do so in the future.  Failure to comply with extensive applicable environmental laws and regulations could result in significant civil or criminal penalties and remediation costs.  Some of our properties may be affected by environmental contamination that may require investigation or remediation.  In addition, claims are sometimes made or threatened against companies engaged in oil and gas exploration and production by owners of surface estates, adjoining properties or others alleging damage resulting from environmental contamination and other incidents of operation.  Compliance with, and liabilities for remediation under, these laws and regulations, and liabilities concerning contamination or hazardous materials, may adversely affect our business, financial condition and results of operations.

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil we produce.

In December 2009, the Environmental Protection Agency (“EPA”) determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act.  The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States including petroleum refineries, as well as certain onshore oil and natural gas production facilities.

Moreover, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions to acquire and surrender emission allowances.  The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.  Although our current facilities are not subject to the EPA’s greenhouse gases reporting rules, the EPA has indicated that it is evaluating whether the rule should be applied to oil and gas production activities, perhaps on a field-wide basis.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements.  Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil we produce.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.  Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.  If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Recently approved final rules regulating air emissions from natural gas production operations could cause us to incur increased capital expenditures, and operating costs which could be significant.

On April 17, 2012, the EPA approved final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities.  The final regulations require the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015.  For well completion operations occurring at such well sites before January 1, 2015, the final regulation allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions.  These regulations also establish specific new requirements regarding emissions from hydrators, storage tanks and other production equipment.  This new rule and compliance with its requirements could increase our costs of development and productions, though we do not expect these requirements to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  We may use hydraulic fracturing as part of our operations on our properties.  Hydraulic fracturing typically is regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel.  At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, chemical disclosure and well construction requirements on hydraulic fracturing activities.  If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we may operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices.  The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on water resources.  The EPA’s study includes 18 separate research projects addressing topics such as water acquisition, chemical mixing, well injection, flowback and produced water, and wastewater treatment and disposal.  The EPA has indicated that it expects to issue its study report in late 2014.  Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by late 2014.  Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing.  These efforts could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms, ultimately make it more difficult or costly for us to perform hydraulic fracturing and increase our costs of compliance and doing business.

To execute our business plan we will need to develop current projects and expand our operations requiring significant capital expenditures which we may be unable to fund.

Our business plan contemplates the development of our current exploration projects and the expansion of our business by identifying, acquiring, and developing additional oil and gas properties.  We plan to rely on external sources of financing to meet the capital requirements associated with these activities.  We may obtain any additional funding we need through debt and equity markets.  There is no assurance that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.

We may make offers to acquire oil and gas properties in the ordinary course of our business.  If these offers are accepted, our capital needs will increase substantially.  If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties.  In addition, without the necessary funding, we may default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and gas property interests.

When we make the determination to invest in oil or gas properties we rely upon geological and engineering estimates which involve a high level of uncertainty.

Geologic and engineering data are used to determine the probability that a reservoir of oil or natural gas exists at a particular location.  This data is also used to determine whether oil and natural gas are recoverable from a reservoir.  Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir, structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion.  Also the increasing costs of production operations may render some deposits uneconomic to extract.

The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties.  There is a high degree of risk in proving the existence and recoverability of reserves.  Actual recoveries of proved reserves can differ materially from original estimates.  Accordingly, reserve estimates may be subject to downward adjustment.  Actual production, revenue and expenditures will likely vary from estimates, and such variances may be material.

Drilling is a high risk activity and, as a result, we may not be able to adhere to our proposed drilling schedule, or our proposed drilling program may not result in commercially productive reserves.

Our future success will partly depend on the success of our future drilling programs. The future cost or timing of drilling, completing, and producing wells is inherently uncertain.  Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including:

•

unexpected drilling conditions;

•

well integrity issues and surface expressions;

•

pressure or irregularities in formations;

•

equipment failures or accidents;

•

compliance with landowner requirements;

•

availability, costs and terms of contractual arrangements with respect to pipelines and related facilities to gather, process, transport and market oil and natural gas; and

•

shortages or delays in the availability of drilling rigs and the delivery of equipment and/or services, including experienced labor.

Shortages of oilfield equipment, services and qualified personnel could delay the drilling programs and increase the prices we pay to obtain such equipment, services and personnel.

The demand for qualified and experienced field personnel to drill wells and conduct field operations in the oil and gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages.  Historically, there have been shortages of drilling and workover rigs, pipe and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled.  These factors also cause significant increases in costs for equipment, services and personnel.  Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling and workover rigs, crews, and associated supplies, equipment and services.  It is beyond our control and ability to predict whether these conditions will exist in the future and, if so, what their timing and duration will be.

Our financial condition will deteriorate if we are unable to retain our interests in our leased oil and gas properties.

All of our properties are held under interests in oil and gas mineral leases.  If we fail to meet the specific requirements of any lease, such lease may be terminated or otherwise expire.  We cannot be assured that we will be able to meet our obligations under each lease.  The termination or expiration of our “working interests” (interests created by the execution of an oil and gas lease) relating to these leases would impair our financial condition and results of operations.

We will need significant additional funds to meet capital calls, drilling and other production costs in our effort to explore, produce, develop and sell the natural gas and oil produced by our leases.  We may not be able to obtain any such additional funds on acceptable terms.

Title deficiencies could render our oil and gas leases worthless; thus damaging the financial condition of our business.

The existence of a material title deficiency can render a lease worthless, resulting in a large expense to our business.  We rely upon the judgment of oil and gas lease brokers who perform the field work and examine records in the appropriate governmental office before attempting to place a specific mineral interest under lease.  This is a customary practice in the oil and gas industry.

We anticipate that we, or the person or company acting as operator on the properties that we lease, will examine title prior to any well being drilled.  Even after taking these precautions, deficiencies in the marketability of the title to the leases may still arise.  Such deficiencies may render some leases worthless, negatively impacting our financial condition.

If we as operators, or the operator of our oil and gas projects fail to maintain adequate insurance, our business could be exposed to significant losses.

Our oil and gas projects are subject to risks inherent in the oil and gas industry.  These risks involve explosions, uncontrollable flows of oil, gas or well fluids, pollution, fires, earthquakes and other environmental issues.  These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage.  As protection against these operating hazards we will investigate and attempt to maintain insurance coverage to include physical damage and comprehensive general liability, when we begin operations.  However, we are not fully insured in all aspects of our business.  The occurrence of a significant event on any project against which we are not adequately covered by insurance could have a material adverse effect on our financial position.

In the projects in which we are not the operator, we may require the operator to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry.  The occurrence of a significant adverse event on any of these projects if they are not fully covered by insurance could result in the loss of all or part of our investment.  The loss of any such project investment could have a material adverse effect on our financial condition and results of operations.

We may lose key management personnel which could endanger the future success of our oil and gas operations.

Our President and Chief Executive Officer, who is also acting as our interim principal finance and accounting officer, and our director does not have substantial experience in the oil and gas business. The loss of this individual could adversely affect our business.  If our sole officer or director dies, becomes disabled or voluntarily terminates employment with us, there is no assurance that a suitable or comparable substitute will be found.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our financial statements for the year ended March 31, 2014 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since inception which raises substantial doubt about our ability to continue as a going concern.  In the event we are not able to continue operations, an investor will likely suffer a complete loss of their investment in our securities.

In the past, we have disclosed material weakness in our internal controls and procedures. If a material weakness reoccurs, this could erode investor confidence, jeopardize our ability to obtain insurance and limit our ability to attract qualified persons to serve at Daybreak.

As of the end of the reporting period, March 31, 2014, an evaluation was conducted by Grid Petroleum’s management, and our Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our internal controls over financial reporting pursuant to Rule 13a-15(e) of the Exchange Act.  Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2014.

Because we fail to comply with the rules regarding internal controls and procedures, it may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance.  We may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.

The market price of our Common Stock could be volatile, which may cause the investment value of our stock to decline.

Our Common Stock is quoted on the over-the-counter (“OTC”) market under the symbol GRPR.

The OTC market is characterized by low trading volume.  Because of this limited liquidity, shareholders may be unable to sell their shares at or above the cost of their purchase prices.  The trading price of our shares has experienced wide fluctuations and these shares may be subject to similar fluctuations in the future.

The trading price of our Common Stock may be affected by a number of factors including events described in these risk factors, as well as our operating results, financial condition, announcements of drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors.

In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations.  In a volatile market, we may experience wide fluctuations in the market price of our Common Stock.  These fluctuations may have a negative effect on the market price of our Common Stock.

Pursuant to SEC rules our Common Stock is classified as a “penny stock” increasing the risk of investment in these shares.

Our Common Stock is designated as a “penny stock” and thus may be more illiquid than shares traded on an exchange or on NASDAQ.  Penny stocks generally are any non-NASDAQ or non-exchange listed equity securities with a price of less than $5.00, subject to certain exceptions.

The “penny stock” reporting and disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these rules.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell these shares.

The resale of shares offered in private placements could depress the value of the shares.

Shares of our Common Stock have been offered and sold in private placements at significant discounts to the trading price of the Common Stock at the time of the offering.  Sales of substantial amounts of Common Stock eligible for future sale in the public market, or the availability of shares for sale, including shares issued upon exercise of outstanding warrants, could adversely affect the prevailing market price of our Common Stock and our ability to raise capital by an offering of equity securities.

Privately placed issuances of our Common Stock, Preferred Stock and warrants have and may continue to dilute ownership interests which could have an adverse effect on our stock prices.

Our authorized capital stock consists of 7,500,000,000 shares of Common Stock and 20,000,000 shares of preferred stock.  As of March 31, 2014, there were 4,896,649,008 shares of Common Stock and 1,319,500 shares of Series A Convertible Preferred stock outstanding.

Historically we have issued, and likely will continue to issue, additional shares of our Common Stock in connection with the compensation of personnel, future acquisitions, private placements, possible equity swaps for debt or for other business purposes.  Future issuances of substantial amounts of these equity securities could have a material adverse effect on the market price of our Common Stock, and would result in further dilution of the ownership interests of our existing shareholders.

We may seek to raise additional funds in the future through debt financing which may impose operational restrictions and may further dilute existing ownership interests.

We expect to seek to raise additional capital in the future to help fund our acquisition, development, and production of oil and natural gas reserves.  Subsequent debt financing, if available, may require restrictive covenants, which may limit our operating flexibility.  Future debt financing may also involve debt instruments that are convertible into or exercisable for Common Stock.  The conversion of the debt to equity financing may dilute the equity position of our existing shareholders.

We do not anticipate paying dividends on our Common Stock which could devalue the market value of these securities.

We have not paid any cash dividends on our Common Stock since our inception.  We do not anticipate paying cash dividends in the foreseeable future.  Any dividends paid in the future will be at the complete discretion of our Board of Directors.  For the foreseeable future, we anticipate that we will retain any revenues which we may generate from our operations.  These retained revenues will be used to finance and develop the growth of the Company.  Prospective investors should be aware that the absence of dividend payments could negatively affect the market value of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 720 South Colorado Blvd Denver CO 80246. We are committed to payments of $199 per month for shared office space and office services in Denver, Colorado until

February 28, 2015. A description of our oil and gas properties is set forth above in this Annual Report under the heading “Business.” As of the date of this filing, the Company has not sought to move our office. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company currently does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted on the OTC Markets since October 17, 2007 trading under the symbol “SBRT”. On January 15, 2008, our symbol was changed to “SBTR” and on December 15, 2009, our symbol was changed to “GRPR” to reflect our Company’s name change Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCQB for the period from April 1, 2013, through March 31, 2014,based on our fiscal year end March 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 – High				0.0003
2014 – Low				0.0001
2013 – High	0.0009	0.0026	0.0008
2013 – Low	0.0002	0.0003	0.0001

Record Holders

As of June 15, 2014, there were 6,376,541,470shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 29 holders of record, based on information provided by our transfer agent.

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

From January 1, 2014 until March 31, 2014, the holders of convertible notes converted a total of $213,807 of principal and $266 of interest into 2,404,368,082 shares of our common stock.

Other than as previously disclosed, none.

Subsequent Issuances

From April 1, 2014 until June 15, 2014, the holders of convertible notes converted a total of $79,547 of principal and interest into 1,479,892,462 shares of our common stock.

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

Working Capital

	March 31, 2014 $	March 31, 2013 $
Current Assets	-	573
Current Liabilities	2,888,432	1,552,432
Working Capital (Deficit)	(2,888,432)	(1,551,859)

Cash Flows

	March 31, 2014 $	For the Period from March 31, 2009 (date of inception) to March 31, 2014 $
Cash Flows from (used in) Operating Activities	(2,719,463)	(5,278,839)
Cash Flows from (used in) Investing Activities	-	(11,940,093)
Cash Flows from (used in) Financing Activities	2,718,890	17,214,788
Net Increase (decrease) in Cash During Period	(573)	-

Results for the Year Ended March 31, 2014Compared to the Year Ended March 31, 2013

Revenues:

The Company’s revenues were $nil for the year ended March 31, 2014 compared to $nil in 2013.

Cost of Revenues:

The Company’s cost of revenue was $nil for the year ended March 31, 2014, compared to $nil in 2013.

Operating Expenses:

Operating expenses for the year ended March 31, 2014, and March 31, 2013, were $761,608 and $5,435,809, respectively.  Operating expenses consisted primarily of consulting fees, management fees, office expensesand preparing reports and SEC filings relating to being a public company. The decrease was primarily attributable to a decrease in impairment of rights to future exploration costs and impairment of oil and gas properties.

Other Income (Expense):

Other income (expense) for the year ended March 31, 2014, and March 31, 2013, were $(3,599,420) and $(366,132), respectively.  Other income (expense) consisted of loss on derivative valuation and interest expense.  The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Loss:

Net loss for the year ended March 31, 2014, was $(4,361,029) compared with a net loss of $(5,801,941) for the year ended March 31, 2013.  The decreased net loss is due to a decrease in impairment of rights to future exploration costs and impairment of oil and gas properties.

Results for the Period from March 31, 2009 (Inception of Exploration Stage) through March 31, 2014

Revenues:

The Company’s revenues for the period from March 31, 2009 (inception of Exploration Stage) through March 31, 2014 were $nil.

Cost of Revenues

The Company’s cost of revenue for the period from March 31, 2009 (inception of Exploration Stage) through March 31, 2014 were $nil.

Operating Expenses:

Operating expenses for the period from March 31, 2009 (inception of Exploration Stage) through March 31, 2014 were $7,826,602. Operating expenses consist primarily of consulting fees, officer compensation, management fees, administrative expenses, interest expense and professional fees appropriate for being a public company.

Other Income (Expense):

Other income (expenses) for the period from March 31, 2009 (inception of Exploration Stage) through March 31, 2014, were $(3,965,553).

Net Loss.

Net loss for the period March 31, 2009 (Inception of Exploration Stage) through March 31, 2014,was $(11,792,154). The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

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

As of March 31, 2014, total current assets were $nil.

As of March 31, 2014, total current liabilities were $2,888,432, which consisted primarily of accounts payable and accrued expenses and convertible debentures. We had negative net working capital of $(2,888,432) as of March 31, 2014.

During the period from March 31, 2009 (Inception of Exploration Stage) through March 31, 2014, operating activities used cash of $(5,278,839). The cash used by operating activities related to general and administrative expenses and non-cash items related to derivative instruments. Except for cash in the amount of $nil from sales of our products, all of the cash during this period was provided by related party transactions, capital contributions and convertible debentures.

Intangible Assets

The Company’s intangible assets were $nil as of March 31, 2014.

Material Commitments

The Company’s material commitments were $nil as of March 31, 2014.

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

0

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRID PETROLEUM CORP. AND SUBSIDIARIES
( AN EXPLORATION STAGE COMPANY )

Index to Consolidated Financial Statements

ADD W.T. UNIACK LETTER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

July 15, 2014

Grid Petroleum Corp.

c/o Jon Fullenkamp

Direct Capital Group Inc.

1401 Camino Del Mar, Suite 202

Del Mar, CA  92014

We have audited the accompanying balance sheet of Grid Petroleum Corp. (the “Company”) as of March 31, 2014 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014, and the results of its operations and changes in stockholders’ deficit and its cash flows for the year ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $0 and current liabilities of $2,888,432.  The Company has an accumulated deficit of ($11,916,003).  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/W. T. Uniack & Co. CPA’s P.C.

Woodstock, Georgi

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Grid Petroleum Corporation(an exploration stage company)

We have audited the accompanying consolidated balance sheet of Grid Petroleum Corporation (an exploration stage company), as of March 31, 2013, and the related statements of operations, change in stockholders’ equity and cash flows for the year then ended; and for the period from March31, 2009(Inception) through March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of March 31, 2012, were audited by other auditors, whose report dated June 25, 2012, expressed an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grid Petroleum Corporation as of March 31, 2013, and the results of their operations and their cash flows for the year then ended; and for the period from March 31, 2009(Inception) through March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ANTON & CHIA, LLP

Newport Beach, California

July 15, 2013

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(An Exploration Stage Company)
Consolidated Balance Sheet
as of March 31, 2014 and March 31, 2013

	March 31,	March 31,
	2014	2013
ASSETS
Current assets:
Cash	$ -	$ 573
Total current assets	-	573

Due from related party	17,048	-
Oil & gas properties	7,026,666	7,026,666
Rights to future exploration costs	-	663,967
TOTAL ASSETS	$ 7,043,714	$ 7,691,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	9,321	26,115
Due to related party	7,195	-
Notes payable, net of discount	711,784	588,442
Notes payable, interest	44,296	6,719
Derivative liability	1,747,378	713,306
Stockholder loans	368,459	217,850
Total Current Liabilities	2,888,432	1,552,432
Shareholder's Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,319,500 and 1,432,000 shares issued and outstanding March 31, 2014 and March 31, 2013 respectively	1,320	1,432
Common stock, $0.001 par value,7,500,000,000 shares authorized; 4,896,649,008 and 566,571,588 shares issued and outstanding March 31, 2014 and March 31, 2013 respectively	4,896,649	566,571
Additional paid in capital	11,169,172	13,121,602
Accumulated other comprehensive loss	4,144	(115,361)
Accumulated (deficit) during developmental stage	(123,849)	(123,849)
Accumulated (deficit) during exploration stages	(11,792,154)	(7,311,620)
Total shareholders' equity	4,155,281	6,138,775
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 7,043,714	$ 7,691,206

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
			From
			Inception
			(March 31, 2009
	For the year ended		to
	March 31,		March 31,
	2014	2013	2014)
Revenue	$ -	$ -	$ -

Operating expenses
Impairment of rights to future exploration costs	-	4,825,334	4,825,334
Impairment of oil and gas properties	-	85,334	85,334
Consulting	534,500	245,766	1,543,550
Depreciation	-	50	2,759
Interest expense	-	-	8,989
Investor relations	-	-	89,753
Management fees	98,155	98,360	196,515
Lease	9,931	-	9,931
Professional fees	37,103	32,314	329,421
Salaries & benefits	-	-	22,294
Other G&A expenses	81,919	148,651	712,722
Loss from operations	(761,608)	(5,435,809)	(7,826,602)

Other income/ (expense)
Change in derivative liability	(1,630,950)	(64,561)	(1,695,511)
Interest on convertible notes	(1,968,470)	(301,571)	(2,270,042)
Total other income/expenses	(3,599,420)	(366,132)	(3,965,553)

Loss before income taxes	(4,361,029)	(5,801,941)	(11,792,154)

Income taxes	-	-	-

Net Loss	(4,361,029)	(5,801,941)	(11,792,154)

Other comprehensive gain (loss)
Loss on elimination of convertible notes	119,505	-	-
Foreign currency translation adjustments	-	-	4,144
Comprehensive Loss	(4,241,524)	(5,801,941)	(11,788,010)

Per share information
Basic, weighted number of common shares outstanding	1,797,458,565	325,111,680
Net profit/(loss) per common share	(0.00)	(0.02)

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(An Exploration Stage Company) Consolidated Statement of Stockholders' Equity
For the period from formation, (September 19, 2006), to March 31, 2014

							Deficit	Deficit
						Accumulated	Accumulated	Accumulated
					Additional	Other	during the	during the	Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Exploration	Development	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Stage	Equity
Beginning balances, September 19, 2006	-	$ -	52,000,000	$ 26,000	$ -	$ -	$ -	$ -	$ 26,000
Shares issued pursuant to subscriptions
November 15, 2006 at $0.0005	-	-	25,500,000	25,500	-	-	-	-	25,500
Shares issued for acquisition of
subsidiary at $0.05	-	-	2,000	107	-	-	-	-	107
Shares issued pursuant to subscriptions									-
March 30, 2007	-	-	4,540,000	22,700	-	-	-	-	22,700
Non-cash use of premises contributed
by a director	-	-	-	-	2,250	-	-	-	2,250
Net (loss) for the period	-	-	-	-	-	(857)	(31,138)	-	(31,995)
Balances March 17, 2007	-	$ -	82,042,000	$ 74,307	$ 2,250	$ (857)	$ (31,138)	$ -	$ 44,562

Non-cash use of premises contributed
by a director	-	-	-	-	6,000	-	-	-	6,000
Net income (loss) for the year	-	-	-	-	-	5,152	(82,075)	-	(76,923)
Balances March 31, 2008	-	$ -	82,042,000	$ 74,307	$ 8,250	$ 4,295	$ (113,213)	$ -	$ (26,361)

Non-cash use of premises contributed
by a director	-	-	-	-	6,000	-	-	-	6,000
Net income (loss) for the year	-	-	-	-	-	504	(60,062)	-	(59,558)
Balances March 31, 2009	-	$ -	82,042,000	$ 74,307	$ 14,250	$ 4,799	$ (173,275)	$ -	$ (79,919)

Non-cash use of premises contributed
by a director	-	-	-	-	5,000	-	-	-	5,000
Forgiveness of shareholder's loan	-	-	-	-	27,500	-	-	-	27,500
Forgiveness of fees payable to a consultant	-	-	-	-	3,813	-	-	-	3,813
Legal fees paid by a shareholder	-	-	-	-	3,569	-	-	-	3,569
Shares issued pursuant to subscriptions
March 9, 2010 at $0.40	-	-	1,250,000	1,250	498,750	-	-	-	500,000
Excess of price paid to related party for									-
oil & gas properties over related party's cost	-	-	-	-	(220,000)	-	-	-	(220,000)
Stock cancelled March 17, 2010	-	-	(18,002,000)	(10,267)	10,267	-	-	-	-
Imputed interest on shareholders' loan	-	-	-	-	2,318	-	-	-	2,318
Net (loss) for the year	-	-	-	-	-	(655)	-	(123,849)	(124,504)
Balances March 31, 2010	-	$ -	65,290,000	$ 65,290	$ 345,467	$ 4,144	$ (173,275)	$ (123,849)	$ 117,777

Shares issued pursuant to agreement
May 14, 2010 at $1.48 and;	-	-	134,420	134	199,866	-	-	-	200,000
September 28, 2010 at $0.75	-	-	266,667	267	199,733	-	-	-	200,000
Shares issued for consulting
June 30, 2010 at $0.82	-	-	50,000	50	40,900	-	-	-	40,950
Shares issued for consulting
October 18, 2010 at $0.39	-	-	50,000	50	19,450	-	-	-	19,500
Shares issued for consulting
November 15, 2010 at $0.39	-	-	150,000	150	58,350	-	-	-	58,500
Shares issued to retire debt
February 1, 2011 at $0.05	-	-	1,300,000	1,300	62,171	-	-	-	63,471
Shares issued for services
January 3, 2011 at $0.02	-	-	6,000,000	6,000	87,000				93,000
Shares issued for acquisition of
subsidiary at $0.12	-	-	62,000,000	62,000	7,368,900	-	-	-	7,430,900
Net (loss) for the year	-	-	-	-	-	-	(834,271)	-	(834,271)
Balances March 31, 2011	-	$ -	135,241,087	$ 135,241	$ 8,381,837	$ 4,144	$ (1,007,546)	$ (123,849)	$ 7,389,827

Consulting fees issued by shares
August 18, 2011	-	-	500,000	500	14,500	-	-	-	15,000
Conversion of debt to stock August 29 -
September 21, 2011	-	-	9,406,149	9,406	169,527	-	-	-	178,933
Conversion of debt to stock November 28-									-
December 8, 2011	-	-	11,295,545	11,296	76,518	-	-	-	87,814
Service fees issued by shares Dec 2, 2011	-	-	12,000,000	12,000	84,000	-	-	-	96,000
Shares returned Treasury - preliminary
transaction	-	-	(3,198,528)	(3,199)	3,199	-	-	-	-
Conversion of debt to stock January 6 -
February 9, 2012	-	-	12,815,862	12,816	104,988	-	-	-	117,804
Consulting fees issued by shares Feb 2, 2012	-	-	1,684,427	1,685	15,160				16,845
Preferred stock issued in acquiring
subsidiary	2,076,000	2,076	-	-	4,149,924	-	-	-	4,152,000
Preferred stock converted to common	(111,000)	(111)	22,200,000	22,200	(22,089)	-	-	-	-
Net (loss) for the year	-	-	-	-	-	-	(621,639)	-	(621,639)
Balances for March 31, 2012	1,965,000	1,965	201,944,542	201,945	12,977,564	4,144	(1,629,185)	(123,849)	11,432,583

Reclassification of loss on convertible notes	-	-	-	-	-	(119,505)	119,505	-	-
Reclassification of conversion of notes	-	-	-	-	(117,804)	-	-	-	(117,804)
Preferred stock converted to common	(80,000)	(80)	16,000,000	16,000	(15,920)	-	-	-	-
Shares issued for consulting
May 17, 2012 at $0.01	-	-	1,514,101	1,514	13,627	-	-	-	15,141
Shares issued for consulting
May 23, 2012 at $0.01	-	-	2,500,000	2,500	22,500	-	-	-	25,000
Shares issued for loan agreement	-	-	1,000,000	1,000	9,000	-	-	-	10,000
Conversion of promissory notes to stock
July 12, 2012 - September 18, 2012	-	-	25,715,010	25,715	66,885	-	-	-	92,600
Elimination of derivative liabilities
July 12, 2012 - September 18, 2012	-	-	-	-	93,398	-	-	-	93,398
Preferred stock converted to common	(328,000)	(328)	65,600,000	65,600	(65,272)	-	-	-	-
Preferred stock converted to common	(125,000)	(125)	25,000,000	25,000	(24,875)	-	-	-	-
Conversion of promissory notes to stock
October 5, 2012 - December 21, 2012	-	-	49,508,657	49,508	35,012	-	-	-	84,520
Elimination of derivative liabilities
October 5, 2012 - December 21, 2012	-	-	-	-	92,876	-	-	-	92,876
Conversion of promissory notes to stock
January 8, 2013 - March 21, 2013	-	-	177,789,278	177,789	(79,869)	-	-	-	97,920
Elimination of derivative liabilities
October 5, 2012 - December 21, 2012	-	-	-	-	114,480	-	-	-	114,480
Net (loss) for the year	-	-	-	-	-	-	(5,801,940)	-	(5,801,940)
Balances for March 31, 2013	1,432,000	1,432	566,571,588	566,571	13,121,602	(115,361)	(7,311,620)	(123,849)	6,138,774

Conversion of promissory notes to stock
April 8, 2013 - May 22, 2013	-	-	136,159,247	136,159	(101,059)	-	-	-	35,100
Elimination of derivative liabilities
April 8, 2013 - May 22, 2013	-	-	-	-	47,964	-	-	-	47,964
Conversion of promissory notes to stock
July 16, 2013 - September 19, 2013	-	-	553,633,424	553,633	(432,364)	-	-	-	121,269
Elimination of derivative liabilities
July 16, 2013 - September 19, 2013	-	-	-	-	941,748	-	-	-	941,748
Conversion of promissory notes to stock
October 1, 2013 - December 30, 2013	-	-	1,124,666,667	1,124,667	(989,656)	-	-	-	135,011
Elimination of derivative liabilities
October 1, 2013 - December 30, 2013	-	-	-	-	156,129	-	-	-	156,129
Conversion of promissory notes to stock
January 7, 2014 - March 20, 2014	-	-	2,404,368,082	2,404,368	(2,190,562)	-	-	-	213,807
Elimination of derivative liabilities
January 7, 2014 - March 20, 2014	-	-	-	-	708,956	-	-	-	708,956
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	17,551	-	-	-	17,551
Preferred stock converted to common	(112,500)	(113)	112,500,000	112,500	(112,388)	-	-	-	-
Common shares retired	-	-	(1,250,000)	(1,250)	1,250	-	-	-	-
Reclassification of loss on convertible notes	-	-	-	-	-	119,505	(119,505)	-	-
Net (loss) for March 31, 2014	-	-	-	-	-	-	(4,361,029)	-	(4,361,029)
Balances for March 31, 2014	1,319,500	1,320	4,896,649,008	4,896,649	11,169,172	4,144	(11,792,154)	(123,849)	4,155,281

GRID PETROLEUM CORP.
(formerly SUNBERTA RESOURCES INC.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
			From
			Inception
	For the year ended		(March 31, 2009
	March 31,		to
	2014	2013	March 31, 2014)
Operating Activities:
Net loss in exploration stage	$ (4,361,029)	$ (5,801,941)	$ (11,792,154)
Net loss in development stage	-	-	(123,849)
Adjustment to reconcile net loss to net cash used
in operating activities
Impairment of rights to future exploration costs	663,967	4,825,334	4,825,334
Impairment of oil and gas properties	-	85,334	85,334
Depreciation	-	-	2,759
Change in debt discount	(60,209)	-	(60,209)
Change in derivative liabilities	1,034,072	301,571	1,747,378
Consulting fees paid in shares	-	40,141	-
Changes in assets and liabilities:
Increase (decrease) in interest payable	37,577	64,561	44,296
Increase (decrease) in accounts payable	(16,794)	(322,885)	9,321
Increase (decrease) in due from related party	(17,048)	-	(17,048)
Other	-	58,713	-
Net cash used in operating activities	(2,719,463)	(749,171)	(5,278,839)
Investing Activities:
Purchase/disposal of equipment	-	-	(2,759)
Purchase of oil & gas properties	-	-	(11,937,334)
Net cash used in investing activities	-	-	(11,940,093)
Financing Activities:
Proceeds from note payable	183,551	626,737	771,993
Proceeds from stockholders' loans	150,609	98,125	368,459
Due to related party	7,195	-	7,195
Issuance of preferred stock	(113)	(533)	1,320
Proceeds from sale of common stock	2,377,648	-	16,065,821
Net cash provided by financing activities	2,718,890	724,329	17,214,788
Accumulated other comp income	-	-	4,144
Change in cash	(573)	(24,842)	0
Cash at the beginning of the period	573	25,416	-
Cash at the end of the period	$ (0)	$ 573	$ 0

Supplementary disclosure for non-cash
investing and financing activities
Forgiveness of accounts payable-related parties	-	-	7,382
Forgiveness of shareholder's loan	-	-	27,500
Stock issued to retire debt	-	275,040	733,062
Swap of a portion of oil & gas properties for
rights to future exploration costs	-	-	4,825,334
Reduction in derivative liabilities on debt conversion to Additional Paid-in Capital	-	300,754	-

The accompanying notes are an integral part of these consolidated financial statements

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

On October 1, 2013 the Company executed a Convertible Promissory Note for $384,000 for oilfield management and industry support for the Company’s expansion efforts into California, Texas, and Oklahoma.  Additional support has been is being provided on an ongoing basis for evaluation into North Dakota and Colorado for future expansion efforts.  The note represents a monthly fee of $16,000.00 per month for the last 24 months of work provided to the company.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Sunberta Alberta, Grid Petroleum Ltd. (“Grid UK”) and Joaquin Basin Resources, Inc. All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with an original maturity of three months or less when purchased. As at March 31, 2014 and 2013, the Company did not have any cash equivalents.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As at March 31, 2014, the Company does not believe any adjustment for impairment is required.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at March 31, 2014.

Advertising Expenses

Advertising costs are expensed as incurred.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

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

Exploration Stage

The Company entered the exploration stage upon its inception. The Company exited the development stage and entered the Exploration Stage on March 31, 2009 when the Company’s mineral claims tenures in British Columbia were abandoned and the Company started seeking new business. The Company exited the Exploration Stage and entered a new exploration stage on March 31, 2010 after the Company acquired oil and gas properties in Wyoming. In January 2011, the Company acquired oil and gas properties in California and started planning to explore the properties.

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

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

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

The Company does not have sufficient cash to fund its desired exploration for the next twelve months. The Company has arranged financing as described in Note 6 and intends to draw upon this financing arrangement to fund exploration, production and administration. This financing may be insufficient to fund expenditures or other cash requirements required to find, develop and exploit oil and reserves to the point of profitable operations. There can be no assurance the Company will be successful in finding oil and gas reserves. The Company plans to seek additional financing if necessary in private or public equity offering to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

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

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

Solimar assigned eighty four percent (84%) of its interest in the Bureau of Land Management Lease, serial number: CACA 49877 representing 1,140.62 gross and net landowner acres that is a part of the Kreyenhagen Trend to the Company.

The Company has oil and gas properties in Wyoming which it does not wish to develop and, accordingly has recorded an impairment in the amount of $85,334 at March 31, 2013.

In connection with an Amendment to an Asset Purchase Agreement dated November 21, 2011, the Company recorded rights to future exploration costs in the amount of $4,825,334 on its balance sheet as of March 31, 2012. The Company recorded a full impairment as of March 31, 2013.

Oil and gas properties are summarized as follow as at March 31, 2014:

Proved
Unconventional Acreage	$7,026,666

4. NOTE PAYABLE

Notes payable Comprised as the following:

	March 31,	March 31,
	2014	2013
Asher Note #4	13,000	-
Asher Note #11	400	27,500
Asher Note #12	-	47,500
Asher Note #13	10,425	-
Asher Note #14	32,500	-
Vista Capital	-	7,280
Special Situations	21,491	61,491
Direct Capital #1	70,671	70,671
Direct Capital #2	384,000	-
Xploration	-	269,000
Syndication Capital #1	5,000	105,000
Syndication Capital #2	14,072	-
Syndication Capital #3	11,000	-
Syndication Capital #4	11,000	-
Syndication Capital #5	11,000	-
Syndication Capital #6	16,000	-
Syndication Capital #7	16,000	-
Syndication Capital #8	16,000	-
Syndication Capital #9	16,000	-
Syndication Capital #10	16,000	-
Syndication Capital #11	16,000	-
Gel Properties #1	-	-
Gel Properties #2	22,190	-
Gel Properties #3	-	-
Gel Properties #4	-	-
Gel Properties #5	-	-
Coventry Enterprises #1	-	-
Coventry Enterprises #2	40,243	-
LG Capital Funding	29,000	-
	$ 771,993	$ 588,442
Debt discount	(60,209)	-
Accrued interest	44,296	6,719
	$ 756,079	$ 595,161

Asher Note #4

On April 4, 2013, the Company arranged a debt swap under which a Special Situations Fund note for $40,000 was transferred to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the year ending March 31, 2014, the Company accrued $2,993 (year ended March 31, 2013 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 61% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

On June 30, 2013, the Company recorded a derivative liability of $66,774 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the year ended March 31, 2014, the Company recorded a loss of $11,912 (year ended March 31, 2013 - $nil) due to the change in value of the derivative liability.

During the year ended March 31, 2014 the Company issued an aggregate of 91,143,767 common shares upon the conversion of principal amount of $27,000.  The derivative liability amounting to $37,291 was re-classified to additional paid in capital.

As at March 31, 2014, principal balance of $13,000 (March 31, 2013 - $nil), accrued interest of $2,993 (March 31, 2013 - $nil), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $41,395 (March 31, 2013 - $nil) was recorded.

Asher Note #11

On November 2, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 6, 2013.  During the year ended March 31, 2014, the Company accrued $1,100 (year ended March 31, 2013 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 58% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

On May 2, 2013 the Company recorded a debt discount and derivative liability of $29,050, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended March 31, 2014, the Company recorded a loss of $41,263 (year ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $29,050 (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the year ended March 31, 2014 the Company issued an aggregate of 169,501,318 common shares upon the conversion of principal amount of $27,100 and interest of $1,100.  The derivative liability amounting to $70,313 was re-classified to additional paid in capital.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

As at March 31, 2014, principal balance of $400 (March 31, 2013 - $27,500), accrued interest of $nil (March 31, 2013 - $nil), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $nil (March 31, 2013 - $nil) was recorded.

Asher Note #12

On February 25, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $47,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 25, 2013.  During the year ended March 31, 2014 the Company accrued $1,900 (year ended March 31, 2013 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date.”

On August 23, 2013 the Company recorded a debt discount and derivative liability of $119,186, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended March 31, 2014, the Company recorded a gain of $32,325 (year ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $47,500 (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the year ended March 31, 2014 the Company issued an aggregate of 227,494,253 common shares upon the conversion of principal amount of $47,500 and interest of $1,900.  The derivative liability amounting to $86,861 was re-classified to additional paid in capital.

As at March 31, 2014, principal balance of $nil (March 31, 2013 - $47,500), accrued interest of $nil (March 31, 2013 - $nil), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $nil (March 31, 2013 - $nil) was recorded.

Asher Note #13

On June 16, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the year ended March 31, 2014 the Company accrued $1,660 (year ended March 31, 2013 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date.”

On December 11, 2013 the Company recorded a debt discount and derivative liability of $38,033, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended March 31, 2014, the Company recorded a loss of $29,227 (year ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $27,500 (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

During the year ended March 31, 2014 the Company issued an aggregate of 273,200,000 common shares upon the conversion of principal amount of $17,075.  The derivative liability amounting to $31,217 was re-classified to additional paid in capital.

As at March 31, 2014, principal balance of $10,425 (March 31, 2013 - $nil), accrued interest of $1,660 (March 31, 2013 - $nil), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $36,043 (March 31, 2013 - $nil) was recorded.

Asher Note #14

On August 2, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $32,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 5, 2014.  During the year ended March 31, 2014 the Company accrued $1,710 (year ended March 31, 2013 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date.”

On January 30, 2014 the Company recorded a debt discount and derivative liability of $25,319, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended March 31, 2014, the Company recorded a loss of $87,045 (year ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $15,991 (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

As at March 31, 2014, principal balance of $32,500 (March 31, 2013 - $nil), accrued interest of $1,710 (March 31, 2013 - $nil), debt discount of $9,328 (March 31, 2013 - $nil) and a derivative liability of $112,365 (March 31, 2013 - $nil) was recorded.

Vista Capital Note

On June 11, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $30,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 15, 2012.  During the year ended March 31, 2014 the Company accrued $600 (year ended March 31, 2013 - $1,800) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 65% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date.”

On December 9, 2012, the Company recorded a derivative liability of $27,207, being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the year ended March 31, 2014, the Company recorded a loss of $5,853 (year ended March 31, 2013 - $26,693) due to the change in value of the derivative liability during the period, and debt discount of $nil (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

On January 15, 2013, the Company credited the principal balance $10,000 and recorded a debit to penalties and fines due to loss of DTC eligibility.

During the year ended March 31, 2014 the Company issued an aggregate of 59,720,000 common shares upon the conversion of principal amount of $7,280 and $2,400 interest.  The derivative liability amounting to $18,325 was re-classified to additional paid in capital.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

As at March 31, 2014, principal balance of $nil (March 31, 2013 - $7,280), accrued interest of $nil (March 31, 2013 - $1,800), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $nil (March 31, 2013 - $12,472) was recorded.

Special Situations Fund One Note

On March 12, 2012, the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was transferred to Special Situations Fund One for the Asher note plus an additional $21,491, for a total of $61,491.

On April 4, 2013, the Company transferred $40,000 of the note to Asher Enterprises.  During the year ended March 31, 2014, the Company accrued $14,128 (year ended March 31, 2013 - $4,919) in interest expense.

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

During the year ended March 31, 2014, the Company recorded a gain of $6,293 (year ended March 31, 2013 – loss of $9,377) due to the change in value of the derivative liability during the period.

As at March 31, 2014, principal balance of $21,491 (March 31, 2013 - $61,491), accrued interest of $19,047 (March 31, 2013 - $4,919), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $74,302 (March 31, 2013 - $80,595) was recorded.

Direct Capital Note #1

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

During the year ended March 31, 2014, the Company recorded a loss of $151,081 (year ended March 31, 2013 - $4,248) due to the change in value of the derivative liability during the period.

As at March 31, 2014, principal balance of $70,671 (March 31, 2013 - $70,671), accrued interest of $nil (March 31, 2013 - $nil), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $249,655 (March 31, 2013 - $98,574) was recorded.

Direct Capital Note #2

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital, Inc. in the sum of $384,000.   The promissory note is unsecured, bears interest at 6% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date shall bear interest at the rate of 12% per annum.  During the year ended March 31, 2014 the Company accrued $11,425 (year ended March 31, 2013 - $nil) in interest expense.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

The note may be converted at the option of the holder into common stock of the Company.  The conversion price is 70% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date.”

On October 31, 2013 the Company recorded a debt discount and derivative liability of $268,330, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended March 31, 2014, the Company recorded a loss of $669,841 (year ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $268,330 (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

As at March 31, 2014, principal balance of $384,000 (March 31, 2013 - $nil), accrued interest of $11,425 (March 31, 2013 - $nil), debt discount of $1,474 (March 31, 2013 - $nil) and a derivative liability of $938,171 (March 31, 2013 - $nil) was recorded.

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

On January 2, 2014 an amendment was executed to charge 14.75% interest on the total note value from the date of issuance until the date the note is fully converted or replaced.  During the year ended March 31, 2014, the Company accrued $46,419 (year ended March 31, 2013 - $nil) in interest expense.

On August 21, 2013, a replacement note was issued to Gel Properties, LLC in the amount of $100,000.   On October 23, 2013, a replacement note was issued to Gel Properties, LLC in the amount of $50,000.  On December 18, 2013, a replacement note was issued to Coventry Enterprises, LLC in the amount of $50,000. On December 18, 2013, a replacement note was issued to Gel Properties, LLC in the amount of $25,000.  On March 3, 2014, a replacement note was issued to LG Capital Funding, LLC in the amount of $40,000.   On March 3, 2014, a replacement note was issued to Coventry Enterprises, LLC in the amount of $4,000 in principal and $46,000 in interest.

During the year ended March 31, 2014, the Company recorded a gain of $21,610 (year ended March 31, 2013 - $16,168) due to the change in value of the derivative liability during the period and the derivative liability amounting to $353,598was re-classified to additional paid in capital.

As at March 31, 2014, principal balance of $nil (March 31, 2013 - $269,000), accrued interest of $419 (March 31, 2013 - $nil), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $nil (March 31, 2013 - $375,208) was recorded.

Syndication Capital Note #1

On December 31, 2012, the Company entered into a debt settlement agreement with Syndication Capital, whereby the Company exchanges $105,000 in total outstanding debt into Convertible Preferred Shares of the Company. Each of the Convertible Preferred shares will convert into common shares of the Company with the conversion price

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

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

On August 4, 2013, the Company transferred $100,000 of the note to Gel Properties, LLC.

During the year ended March 31, 2014, the Company recorded a loss of $324,511 (year ended March 31, 2013 - $6,311) due to the change in value of the derivative liability during the period and the derivative liability amounting to $453,305 was re-classified to additional paid in capital.

As at March 31, 2014, principal balance of $5,000 (March 31, 2013 - $105,000), accrued interest of $nil (March 31, 2013 - $nil), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $17,663 (March 31, 2013 - $146,457) was recorded.

Syndication Capital Note #2

On July 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $14,072.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended March 31, 2014, the Company accrued $1,059 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended March 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $9,851 (March 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $9,851 (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

As at March 31, 2014, principal balance of $14,072 (March 31, 2013 - $nil), accrued interest of $1,059 (March 31, 2013 - $nil), and debt discount of $nil (March 31, 2013 - $nil) was recorded.

Syndication Capital Note #3

On July 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended March 31, 2014, the Company accrued $828 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

During the year ended March 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $7,700 (March 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $7,700 (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

As at March 31, 2014, principal balance of $11,000 (March 31, 2013 - $nil), accrued interest of $828 (March 31, 2013 - $nil), and debt discount of $nil (March 31, 2013 - $nil) was recorded.

Syndication Capital Note #4

On August 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended March 31, 2014, the Company accrued $636 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at March 31, 2014, principal balance of $11,000 (March 31, 2013 - $nil), accrued interest of $636 (March 31, 2013 - $nil) was recorded.

Syndication Capital Note #5

On September 30, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended March 31, 2014, the Company accrued $436 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at March 31, 2014, principal balance of $11,000 (March 31, 2013 - $nil), accrued interest of $436 (March 31, 2013 - $nil) was recorded.

Syndication Capital Note #6

On October 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended March 31, 2014, the Company accrued $530 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

As at March 31, 2014, principal balance of $16,000 (March 31, 2013 - $nil), accrued interest of $530 (March 31, 2013 - $nil) was recorded.

Syndication Capital Note #7

On November 30, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended March 31, 2014, the Company accrued $424 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at March 31, 2014, principal balance of $16,000 (March 31, 2013 - $nil), accrued interest of $424 (March 31, 2013 - $nil) was recorded.

Syndication Capital Note #8

On December 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended March 31, 2014, the Company accrued $316 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at March 31, 2014, principal balance of $16,000 (March 31, 2013 - $nil), accrued interest of $316 (March 31, 2013 - $nil) was recorded.

Syndication Capital Note #9

On January 31, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended March 31, 2014, the Company accrued $207 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at March 31, 2014, principal balance of $16,000 (March 31, 2013 - $nil), accrued interest of $207 (March 31, 2013 - $nil) was recorded.

Syndication Capital Note #10

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

On February 28, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended March 31, 2014, the Company accrued $109 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at March 31, 2014, principal balance of $16,000 (March 31, 2013 - $nil), accrued interest of $109 (March 31, 2013 - $nil) was recorded.

Syndication Capital Note #11

On March 31, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended March 31, 2014, the Company accrued $nil (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at March 31, 2014, principal balance of $16,000 (March 31, 2013 - $nil), accrued interest of $nil (March 31, 2013 - $nil) was recorded.

Gel Properties, LLC Note #1

On August 5, 2013, the Company arranged a debt swap under which a Syndication Capital note for $100,000 was transferred to Gel Properties, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on August 5, 2014.  During the year ending March 31, 2014, the Company accrued $1,669 (year ended March 31, 2013 - $nil) in interest expense.

On August 5, 2013 the Company recorded a debt discount and derivative liability of $207,630, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended March 31, 2014, the Company recorded a gain of $56,990 (year ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period and debt discount of $100,000 (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the year ended March 31, 2014 the Company issued an aggregate of 270,600,000 common shares upon the conversion of principal amount of $100,000.  The derivative liability amounting to $150,640 was re-classified to additional paid in capital.

As at March 31, 2014, principal balance of $nil (March 31, 2013 - $nil), accrued interest of $nil (March 31, 2013 - $nil), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $nil (March 31, 2013 - $nil) was recorded.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

Gel Properties, LLC Note #2

On August 8, 2013, the Company issued a convertible promissory note to Gel Properties, LLC.  Under the terms of the note, the Company has borrowed a total of $50,000 from Gel Properties, LLC, which accrues interest at an annual rate of 6% and has a maturity date of August 8, 2015.  The note also contains customary events of default.  During the year ended March 31, 2014, the Company accrued $1,815 (year ended March 31, 2013 - $nil) in interest expense.

On February 5, 2014 the Company recorded a debt discount and derivative liability of $125,429, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended March 31, 2014, the Company recorded a loss of $98,327 (year ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period and debt discount of $38,889 (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the year ended March 31, 2014 the Company issued an aggregate of 427,846,154 common shares upon the conversion of principal amount of $27,810.  The derivative liability amounting to $164,924 was re-classified to additional paid in capital.

As at March 31, 2014, principal balance of $22,190 (March 31, 2013 - $nil), accrued interest of $1,815 (March 31, 2013 - $nil), debt discount of $11,111 (March 31, 2013 - $nil) and a derivative liability of $58,832 (March 31, 2013 - $nil) was recorded.

Gel Properties, LLC Note #3

On August 21, 2013, the Company arranged a debt swap under which an Xploration note for $100,000 was transferred to Gel Properties, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on August 21, 2014.  During the year ending March 31, 2014, the Company accrued $1,635 (year ended March 31, 2013 - $nil) in interest expense.

On August 21, 2013 the Company recorded a debt discount and derivative liability of $195,260, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended March 31, 2014, the Company recorded a gain of $61,855 (year ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period and debt discount of $100,000 (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the year ended March 31, 2014 the Company issued an aggregate of 845,408,615 common shares upon the conversion of principal amount of $100,000.  The derivative liability amounting to $133,405 was re-classified to additional paid in capital.

As at March 31, 2014, principal balance of $nil (March 31, 2013 - $nil), accrued interest of $nil (March 31, 2013 - $nil), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $nil (March 31, 2013 - $nil) was recorded.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

Gel Properties, LLC Note #4

On October 23, 2013, the Company arranged a debt swap under which an Xploration note for $50,000 was transferred to Gel Properties, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on October 23, 2014.  During the year ending March 31, 2014, the Company accrued $897 (year ended March 31, 2013 - $nil) in interest expense.

On October 23, 2013 the Company recorded a debt discount and derivative liability of $48,077, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended March 31, 2014, the Company recorded a loss of $7,054 (year ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period and debt discount of $50,000 (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the year ended March 31, 2014 the Company issued an aggregate of 222,400,000 common shares upon the conversion of principal amount of $50,000.  The derivative liability amounting to $55,131 was re-classified to additional paid in capital.

As at March 31, 2014, principal balance of $nil (March 31, 2013 - $nil), accrued interest of $nil (March 31, 2013 - $nil), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $nil (March 31, 2013 - $nil) was recorded.

Gel Properties, LLC Note #5

On December 18, 2013, the Company arranged a debt swap under which an Xploration note for $25,000 was transferred to Gel Properties, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on December 18, 2014.  During the year ending March 31, 2014, the Company accrued $193 (year ended March 31, 2013 - $nil) in interest expense.

On December 18, 2013 the Company recorded a debt discount and derivative liability of $25,402, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended March 31, 2014, the Company recorded a loss of $54,402 (year ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period and debt discount of $25,000 (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the year ended March 31, 2014 the Company issued an aggregate of 387,579,385 common shares upon the conversion of principal amount of $25,000 and interest amount of $193.  The derivative liability amounting to $79,804 was re-classified to additional paid in capital.

As at March 31, 2014, principal balance of $nil (March 31, 2013 - $nil), accrued interest of $nil (March 31, 2013 - $nil), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $nil (March 31, 2013 - $nil) was recorded.

Coventry Enterprises Note #1

On December 18, 2013, the Company arranged a debt swap under which an Xploration note for $50,000 was transferred to Coventry Enterprises, LLC.  The promissory note is unsecured, bears interest at 6% per annum and

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

matures on December 18, 2014.  During the year ending March 31, 2014, the Company accrued $341 (year ended March 31, 2013 - $nil) in interest expense.

On December 18, 2013 the Company recorded a debt discount and derivative liability of $49,462, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended March 31, 2014, the Company recorded a loss of $18,359 (year ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period and debt discount of $49,462 (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the year ended March 31, 2014 the Company issued an aggregate of 833,333,929 common shares upon the conversion of principal amount of $50,000.  The derivative liability amounting to $62,627 was re-classified to additional paid in capital.

As at March 31, 2014, principal balance of $nil (March 31, 2013 - $nil), accrued interest of $341 (March 31, 2013 - $nil), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $nil (March 31, 2013 - $nil) was recorded.

Coventry Enterprises Note #2

On March 3, 2014, the Company arranged a debt swap under which an Xploration note for $4,000 in principal and $46,000 in interest was transferred to Coventry Enterprises, LLC.The promissory note is unsecured, bears interest at 6% per annum and matures on March 3, 2015.  During the year ending March 31, 2014, the Company accrued $198 (year ended March 31, 2013 - $nil) in interest expense.

On March 3, 2014 the Company recorded a debt discount and derivative liability of $63,693, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended March 31, 2014, the Company recorded a loss of $129,087 (year ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period and debt discount of $28,725 (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the year ended March 31, 2014 the Company issued an aggregate of 195,133,333 common shares upon the conversion of principal amount of $9,757.  The derivative liability amounting to $76,274 was re-classified to additional paid in capital.

As at March 31, 2014, principal balance of $40,243 (March 31, 2013 - $nil), accrued interest of $198 (March 31, 2013 - $nil), debt discount of $21,275 (March 31, 2013 - $nil) and a derivative liability of $116,506 (March 31, 2013 - $nil) was recorded.

LG Capital Funding Note

On March 3, 2014, the Company arranged a debt swap under which an Xploration note for $40,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on March 3, 2015.  During the year ending March 31, 2014, the Company accrued $216 (year ended March 31, 2013 - $nil) in interest expense.

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

On March 3, 2014 the Company recorded a debt discount and derivative liability of $63,048, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended March 31, 2014, the Company recorded a loss of $120,481 (year ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period and debt discount of $22,979 (year ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the year ended March 31, 2014 the Company issued an aggregate of 221,466,666 common shares upon the conversion of principal amount of $11,000 and interest amount of $73.  The derivative liability amounting to $81,082 was re-classified to additional paid in capital.

As at March 31, 2014, principal balance of $29,000 (March 31, 2013 - $nil), accrued interest of $143 (March 31, 2013 - $nil), debt discount of $17,021 (March 31, 2013 - $nil) and a derivative liability of $102,446 (March 31, 2013 - $nil) was recorded.

5. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

During the year ending March 31, 2014, $551,188 of principal and interest of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 3 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

March 31,
2014
Balance, beginning of year	$ 713,306
Initial recognition of derivative liability	1,257,919
Fair value change in derivative liability	1,630,950
Conversion of derivative liability to APIC
Asher Note #4	(37,291)
Asher Note #11	(70,313)
Asher Note #12	(86,861)
Asher Note #13	(31,217)
Vista Capital	(18,325)
Xploration	(353,598)
Syndication Capital Note #1	(453,305)
Gel Properties Note #1	(150,640)
Gel Properties Note #2	(164,924)
Gel Properties Note #3	(133,405)
Gel Properties Note #4	(55,131)
Gel Properties Note #5	(79,804)
Coventry Enterprises Note #1	(62,627)
Coventry Enterprises Note #2	(76,274)
LG Capital Funding	(81,082)
Balance as of March 31, 2014	$ 1,747,378

6. SECURITIES PURCHASE AGREEMENT

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

7. RELATED PARTY TRANSACTIONS

Related party transaction is not disclosed elsewhere in the consolidated financial statements are as follows:

On March 8, 2010, the Company entered an employment agreement with the newly-appointed President, James Powell. Pursuant to the terms of the agreement, the President will receive a base salary of $2,500 per month. The employment agreement will continue indefinitely subject to termination by either party without cause on 30 days’ notice.

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

During the year ending March 31, 2014, $30,000 in consulting fees was recorded for Mr. Powell increasing the amount due to $120,000.

During the year ending March 31, 2014, $120,000 in consulting fees and $609 in cash advances was recorded for Mr. DeHerra increasing the amount due to $248,459.

The Company is indebted to its officers as follow:

	March 31,
	2014	2013
James Powell-President	$ 120,000	$ 90,000
Tim DeHerrera-Chairman of the Board	248,459	127,850
	$ 368,459	$ 217,850

The amounts consist of unpaid salary and advances made on behalf of the Company. The loans carry no interest, are unsecured, are due on demand and have no maturity.

8. PREFERRED STOCK

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

As at March 31, 2014, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,319,500 Series A shares were issued and outstanding (1,432,000 shares as at March 31, 2013).

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

9. COMMON STOCK

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

On April 5, 2010, the Company cancelled 18,002,000 shares surrendered for cancellation by the former CEO and majority shareholder of the Company pursuant to an agreement effective March 17, 2010.

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

Grid Petroleum Corporation

Notes to Consolidated Financial Statements

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

From April 1, 2013 to March 31, 2014, the holders of a convertible notes converted a total of $505,187 of principal and $46,266 of interest into 4,218,827,420 shares of our common stock.

10. INCOME TAXES

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	March 31,
	2014	2013
Operating loss for the year ended March 31	$ (4,361,029)	$ (5,801,941)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (1,482,750)	$ (1,972,660)
Unrecognized tax loses	(1,482,750)	(1,972,660)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $11,792,154 for tax purposes which will expire in 2025 if not utilized beforehand.

11. COMMITMENTS

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

F- 24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

(a)           Previous independent registered public accounting firm

(i)	On October 21, 2013, Anton & Chia LLP (the “Former Accountant”) resigned as the independent registered public accounting firm of Grid Petroleum Corp. (the “Company”).

(ii)	The Company’s Board of Directors participated in and approved the decision to accept the Former Accountant’s resignation.

(iii)

The reports of Former Accountant on the Registrant’s consolidated financial statements for the audit as of March 31, 2013, and for the interim period through June 30, 2013, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Registrant’s ability to continue as a going concern.

(iv)

The Registrant has provided the Former Accountant with a copy of the disclosures it is making in response to this Item.  The Registrant has requested the Former Accountant to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Registrant and, if not, stating the respects in which it does not agree.  The Registrant has filed the letter furnished by the Former Accountant as an exhibit to this Report.

(b)           New independent registered public accounting firm

The registrant has engaged a new independent accountant, W. T. Uniack & Co., CPA’s, P.C.

ITEM 9A. CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of March 31, 2014,  the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at March 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

On April 1, 2014, the Company entered into a Promissory note with New Venture Attorneys PC for $50,000 with an interest rate of 8% and a maturity date of April 1, 2015.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Position Held Since
James Powell	45	President, Sec, Treasure	January 6, 2011
Tim DeHerrera	57	Chairman,Director	December 3, 2010

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended March 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended March 31, 2014, and the representations made by the reporting persons to us, we believe that during the year ended March 31, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal year ended March 31, 2014. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Powell President(1)	2014	$30,000	-0-	-0-	-0-	-0-	-0-	-0-	$30,000

Tim DeHerrera Director (1)	2014	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	$120,000

(1) The Company’s officer and director currently devote approximately 30-40 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of Grid Petroleum Corp. and the research and development associated with expanding the Company to new markets. Mr. Powell is the President, Secretary, and Treasurer of the Company andMr. DeHerrera a Director and Chairman of the Company.	(2)

Narrative Disclosure to Summary Compensation Table

On January 6, 2011, the Company entered an employment agreement with the newly appointed President, James Powell. Pursuant to terms of the terms of the agreement, the President will receive a base salary of $2,500 per month. The employment agreement will continue indefinitely subject to termination by either party without cause on 30 days’ notice.

On March 8, 2010, the Company entered an employment agreement with the newly appointed, Chairman of the Board Tim DeHerrera. Pursuant to terms of the terms of the agreement, Mr. DeHerrera will receive a base salary of $8,000 per month with an incremental rise of $500 per quarter until an amount of $10,000 per month is achieved.

The employment agreement will continue indefinitely subject to termination by either party without cause on 30 days’ notice.

On December 2, 2011, pursuant to an employment and consulting agreement, the Chairman of the Board Tim DeHerrera was issued 12,000,000 restricted common shares.

The Company is indebted to its officers as follows:

	March 31,
	2014	2013
James Powell-President	$ 120,000	$ 90,000
Tim DeHerrera-Chairman of the Board	248,459	127,850
	$ 368,459	$ 217,850

The amounts consist of unpaid salary and advances made on behalf of the Company. There have been no repayments. The loans carry no interest, are unsecured, are due on demand and have no maturity.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended March 31, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2014, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
James Powell			Common Stock	900,000	0.02%

Tim DeHerrera			Common Stock	16,647,590	0.34%
DIRECTORS AND OFFICERS – TOTAL				17,547,590	0.36%

5% SHAREHOLDERS
0			Common Stock

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

2.	The percentage shown is based on denominator of 4,896,649,008 shares of common stock issued and outstanding for the company as of March 31, 2014.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition,Tim DeHerrera is an independent director because he is not also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

		Year Ended March 31, 2014		Year Ended March 31, 2013
Audit fees	$		$
Audit-related fees		$44,943		$14,314
Tax fees		$0		$0
All other fees		$0		$0
Total		$44,943		$14,314

Audit Fees

During the fiscal years ended March 31, 2014, we incurred approximately $44,943 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended March 31, 2014.

During the fiscal year ended March 31, 2013, we incurred approximately $14,314 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.EXHIBITS.

(a)Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Loan Agreement, by and between the Company and Kelly Sundberg, dated December 18, 2006	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.2	Loan Agreement, by and between the Company and Green Shoe, Inc., dated March 26, 2008	Filed with the SEC on March 28, 2008 as part of our Current Report on Form 8-K.
10.3	Employment Agreement, by and between the Company and Paul Watts, dated January 31, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
10.4	Asset Purchase and Sale Agreement, by and between the Company and Murrayfield Limited, dated March 11, 2010	Filed with the SEC on March 23, 2010 as part of our Current Report on Form 8-K.
10.5	Share Issuance Agreement, by and between the Company and Premier Global Corp, dated April 23, 2010	Filed with the SEC on April 28, 2010 as part of our Current Report on Form 8-K.
10.6	Separation Agreement, by and amongst the Company and Kelly Sundberg, Stephen Ronaldson and Paul Watts, dated December 3, 2010	Filed with the SEC on December 7, 2010 as part of our Current Report on Form 8-K/A.
10.7	Share Exchange Agreement, by and between the Company and Joaquin Basin Resources Inc., dated January 20, 2011	Filed with the SEC on January 25, 2011 as part of our Current Report on Form 8-K.
10.8	Agreement for the Sale and Assignment and Affirmation of Obligation, by and amongst the Company, Green Shoe, LLC, and Syndication Capital, LLC, dated January 28, 2011	Filed with the SEC on February 4, 2011 as part of our Current Report on Form 8-K.
10.9	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.10	Form of Convertible Promissory Note, by and between the Company and Holder, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.11	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.12	Form of Convertible Promissory Note, by and between the Company and Holder, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.13	Transfer of Asset by and between, Xploration Inc., and Joaquin Basin Resources, dated January 20, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.14	Mineral Rights Purchase Amendment, by and between Xploration Inc. and Joaquin Basin Resources, dated November 21, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.15	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.16	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.17	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated May 23, 2012	Filed with the SEC on February 19, 2013, as part of our Quarterly Report on Form 10-Q.
10.18	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.19	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
10.20	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.21	Purchase Agreement by and between the Company and Xploration Incorporated, dated July 31, 2013	Filed with the SEC on August 5, 2013, as part of our Current Report on Form 8-K.
10.22	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.23	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated August 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated September 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.30	Convertible Promissory Note entered by and between the Company and Gel Properties, LLC, dated December 18, 2013	Filed herewith.
10.31	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated January 31, 2014	Filed herewith.
10.32	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated February 28, 2014	Filed herewith.
10.33	Convertible Promissory Note entered by and between the Company and LG Capital Funding, LLC, dated March 3, 2014	Filed herewith.
10.34	Convertible Promissory Note entered by and between the Company and Coventry Enterprises, LLC, dated March 3, 2014	Filed herewith.
10.35 10.36

Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014

Convertible Promissory Note entered by and between the Company and New Venture Attorneys PC, dated April 1, 2014

Filed herewith. Filed herewith.
16.1	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia LLP.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Filed Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRID PETROLEUM CORP.

Dated: July 15, 2014

/s/ James Powell

By: James Powell

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: July 15, 2014

/s/ Tim DeHerrera

Tim DeHerrera– Chairman and Director