Form 10-Q
period 2014-06-30
Grid Petroleum Corp.
filed 2014-08-14
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 6, 2014, there were 6,442,541,470shares of the registrant’s $0.001 par value common stock issued and outstanding.

_____________________________________________________________________________________________

_____________________________________________________________________________________________

GRID PETROLEUM CORP.*

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 4.	CONTROLS AND PROCEDURES	17

PART II.OTHER INFORMATION		18

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	MINE SAFETY DISCLOSURES

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

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

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GRID PETROLEUM CORP.

(An Exploration Stage Company)

Consolidated Financial Statements

(Unaudited)

(Expressed in US dollars)

June 30, 2014

Financial Statement Index

Consolidated Balance Sheets (unaudited)

Consolidated Statements of Operations (unaudited)

Consolidated Statements of Cash Flows (unaudited)

F-3

Notes to the Consolidated Financial Statements (unaudited)

F-5

GRID PETROLEUM CORP.
(Known as SUNBERTA RESOURCES INC.)
(An Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheet
as of June 30, 2014 and March 31, 2014

	June 30,	March 31,
	2014	2014
ASSETS
Current assets:
Cash	$ 200	$ -
Total current assets	200	-

Due from related party	16,848	17,048
Oil & gas properties	7,026,666	7,026,666
Rights to future exploration costs	-	-
TOTAL ASSETS	$ 7,043,714	$ 7,043,714

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENT)
Current liabilities:
Accounts payable	11,285	9,321
Due to related party	16,144	7,195
Notes payable, net of discount	764,687	711,784
Notes payable, interest	59,392	44,296
Derivative liability	678,380	1,747,378
Stockholder loans	405,959	368,459
Total Current Liabilities	1,935,847	2,888,432
Shareholder's Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,319,500 and 1,432,000 shares issued and outstanding June 30, 2014 and March 31, 2014 respectively	1,320	1,320
Common stock, $0.001 par value,7,500,000,000 shares authorized; 6,442,541,470 and 4,896,649,008 shares issued and outstanding June 30, 2014 and March 31, 2014 respectively	6,442,541	4,896,649
Additional paid in capital	9,854,566	11,169,172
Accumulated other comprehensive loss	4,144	4,144
Accumulated (deficit) during developmental stage	(123,849)	(123,849)
Accumulated (deficit) during exploration stages	(11,070,855)	(11,792,154)
Total shareholders' equity	5,107,866	4,155,281
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 7,043,714	$ 7,043,714

The accompanying notes are an integral part of these consolidated financial statements

GRID PETROLEUM CORP.
(Known as SUNBERTA RESOURCES INC.)
(An Exploration Stage Company) (Unaudited)
Consolidated Statements of Operations and Comprehensive Profit (Loss)
			From
			Inception
			(March 31, 2009
	For the three months ended	through
	June 30,	June 30,
	2014	2013	2014)
Revenue	$ -	$ -	$ -

Operating expenses
Impairment of rights to future exploration costs	-	663,967	4,825,334
Impairment of oil and gas properties	-	-	85,334
Consulting	37,500	37,500	1,581,050
Depreciation	-	-	2,759
Interest expense	-	-	8,989
Investor relations	-	-	89,753
Management fees	30,000	23,155	226,515
Lease	-	-	9,931
Professional fees	59,200	18,495	388,621
Salaries & benefits	-	-	22,294
Other G&A expenses	19,713	2,696	732,434
Loss from operations	(146,413)	(745,813)	(7,973,015)

Other income/ (expense)
Change in derivative liability	920,962	(561,332)	(774,549)
Interest on convertible notes	(53,250)	(32,561)	(2,323,292)
Total other income/expenses	867,712	(593,893)	(3,097,841)

Profit (Loss) before income taxes	721,299	(1,339,706)	(11,070,855)

Income taxes	-	-	-

Net Profit (Loss)	721,299	(1,339,706)	(11,070,855)

Other comprehensive gain (loss)
Loss on elimination of convertible notes	-	-	-
Foreign currency translation adjustments	-	-	4,144
Comprehensive Profit (Loss)	721,299	(1,339,706)	(11,066,711)

Per share information
Basic, weighted number of common shares outstanding	6,063,787,274	654,384,654
Net profit (loss) per common share	0.00	(0.00)

The accompanying notes are an integral part of these consolidated financial statements

GRID PETROLEUM CORP.
(Known as SUNBERTA RESOURCES INC.)
(An Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
			From
			Inception
	For the three months ended		(March 31, 2009
	June 30,		through
	2014	2013	June 30, 2014)
Operating Activities:
Net profit (loss) in exploration stage	$ 721,299	$ (1,339,706)	$ (11,070,855)
Net loss in development stage	-	-	(123,849)
Adjustment to reconcile net loss to net cash used
in operating activities
Impairment of rights to future exploration costs	-	663,967	4,825,334
Impairment of oil and gas properties	-	-	85,334
Depreciation	-	-	2,759
Change in debt discount	33,868	-	(26,341)
Change in derivative liabilities	(1,068,998)	542,418	678,380
Consulting fees paid in shares	-	-	-
Changes in assets and liabilities:
Increase (decrease) in interest payable	15,096	6,248	59,392
Increase (decrease) in accounts payable	1,964	16,050	11,285
Decrease (increase) in due from related party	200	-	(16,848)
Net cash used in operating activities	(296,570)	(111,023)	(5,575,408)
Investing Activities:
Purchase/disposal of equipment	-	-	(2,759)
Purchase of oil & gas properties	-	-	(11,937,334)
Net cash used in investing activities	-	-	(11,940,093)
Financing Activities:
Proceeds from note payable	19,035	(10,337)	791,028
Proceeds from stockholders' loans	37,500	37,723	405,959
Due to related party	8,949	-	16,144
Issuance of preferred stock	-	-	1,320
Proceeds from sale of common stock	231,286	83,064	16,297,107
Net cash provided by financing activities	296,770	110,450	17,511,557
Accumulated other comp income	-	-	4,144
Change in cash	200	(573)	200
Cash at the beginning of the period	-	573	-
Cash at the end of the period	$ 200	$ -	$ 200

Supplementary disclosure for non-cash
investing and financing activities
Forgiveness of accounts payable-related parties	-	-	7,382
Forgiveness of shareholder's loan	-	-	27,500
Stock issued to retire debt	-	-	733,062
Swap of a portion of oil & gas properties for
rights to future exploration costs	-	-	4,825,334

The accompanying notes are an integral part of these consolidated financial statements

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Unaudited)

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

On November 18, 2009, the Company changed its name to Grid Petroleum Corp. (formerly known as Sunberta Resources, Inc.).

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with an original maturity of three months or less when purchased. As at June 30, 2014 and 2013, the Company did not have any cash equivalents.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As at June 30, 2014, the Company does not believe any adjustment for impairment is required.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as at June 30, 2014.

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

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the forward stock split affected on January 14, 2008 (see Note 12.) Diluted earnings (loss) per share is equal to the basic per share for the years ended March 31, 2014, 2013, 2012, and 2011. Common stock equivalents are not included in the loss per share since they are anti-dilutive.  All per share amounts have been adjusted for the forward stock split.

Fair Value of Financial Instruments

The carrying value of cash, notes payable, and accounts at June 30, 2014 and 2013 reflected in these financial statements approximates their fair value due to the short-term maturity of these financial instruments.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The Company does not have sufficient cash to fund its desired exploration for the next twelve months. The Company has arranged financing as described in Note 4 and intends to draw upon this financing arrangement to fund exploration, production and administration. This financing may be insufficient to fund expenditures or other cash requirements required to find, develop and exploit oil and reserves to the point of profitable operations. There can be no assurance the Company will be successful in finding oil and gas reserves. The Company plans to seek additional financing if necessary in private or public equity offering to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

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

Impairment of the California properties from their recorded acquisition values was considered at March 31, 2014 and 2013. Management considered that there were no changes in circumstances that would warrant impairment from the estimated values indicated by independently prepared geological reports.

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

Oil and gas properties are summarized as follow as at June 30, 2014:

Proved
Unconventional Acreage	$7,026,666

4. NOTE PAYABLE

Notes payable Comprised as the following:

	June 30,	March 31,
	2014	2014
Asher Note #4	13,000	13,000
Asher Note #11	-	400
Asher Note #13	-	10,425
Asher Note #14	-	32,500
Special Situations	21,491	21,491
Direct Capital #1	70,671	70,671
Direct Capital #2	384,000	384,000
Syndication Capital #1	5,000	5,000
Syndication Capital #2	14,072	14,072
Syndication Capital #3	11,000	11,000
Syndication Capital #4	11,000	11,000
Syndication Capital #5	11,000	11,000
Syndication Capital #6	16,000	16,000
Syndication Capital #7	16,000	16,000
Syndication Capital #8	16,000	16,000
Syndication Capital #9	16,000	16,000
Syndication Capital #10	16,000	16,000
Syndication Capital #11	16,000	16,000
Syndication Capital #12	48,000	-
Gel Properties #2	-	22,190
Coventry Enterprises #2	26,793	40,243
LG Capital Funding	29,000	29,000
New Venture Attorneys	50,000	-
	$ 791,028	$ 771,993
Debt discount	(26,341)	(60,209)
Accrued interest	59,392	44,296
	$ 824,079	$ 756,079

Asher Note #4

On April 4, 2013, the Company arranged a debt swap under which a Special Situations Fund note for $40,000 was transferred to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the three month period ending June 30, 2014, the Company accrued $713 (three month period ended June 30, 2013 - $5,298) in interest expense.

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

During the three month period ended June 30, 2014, the Company recorded a gain of $22,551 (three month period ended June 30, 2013 - loss of $66,774) due to the change in value of the derivative liability.

As at June 30, 2014, principal balance of $13,000 (June 30, 2013 - $13,000), accrued interest of $3,706 (June 30, 2013 - $5,298), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $18,844 (June 30, 2013 - $29,483) was recorded.

Asher Note #11

On November 2, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 6, 2013.  During the three month period ended June 30, 2014, the Company accrued $0 (three month period ended June 30, 2013 - $1,372) in interest expense.

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

During the three month period ended June 30, 2014 the Company recorded a credit of $400 to the principal balance with a corresponding increase to additional paid in capital.  As per Asher Enterprises, the note has fully converted and has a zero balance due.

As at June 30, 2014, principal balance of $0 (June 30, 2013 - $19,400), accrued interest of $0 (June 30, 2013 - $1,372), debt discount of $0 (June 30, 2013 - $2,737) and a derivative liability of $0 (June 30, 2013 - $41,440) was recorded.

Asher Note #13

On June 16, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the three month period ended June 30, 2014 the Company accrued $0 (three month period ended June 30, 2013 - $102) in interest expense.

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

During the three month period ended June 30, 2014, the Company recorded a gain of $14,847 (three month period ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $0 (three month period ended June 30, 2013 - $0) was accreted to the statement of operations.

During the three month period ended June 30, 2014 the Company issued an aggregate of 230,500,000 common shares upon the conversion of principal amount of $10,425 and interest amount of $1,100.  The derivative liability amounting to $21,196 was re-classified to additional paid in capital.

As at June 30, 2014, principal balance of $0 (June 30, 2013 - $27,500), accrued interest of $0 (June 30, 2013 - $102), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Asher Note #14

On August 2, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $32,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 5, 2014.  During the three month period ended June 30, 2014 the Company accrued $0 (three month period ended June 30, 2013 - $0) in interest expense.

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

During the three month period ended June 30, 2014, the Company recorded a gain of $56,576 (three month period ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $9,328 (three month period ended June 30, 2013 - $0) was accreted to the statement of operations.

During the three month period ended June 30, 2014 the Company issued an aggregate of 676,000,000 common shares upon the conversion of principal amount of $32,500 and interest amount of $1,300.  The derivative liability amounting to $55,789 was re-classified to additional paid in capital.

As at June 30, 2014, principal balance of $0 (June 30, 2013 - $0), accrued interest of $0 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Special Situations Fund One Note

On March 12, 2012, the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was transferred to Special Situations Fund One for the Asher note plus an additional $21,491, for a total of $61,491.

On April 4, 2013, the Company transferred $40,000 of the note to Asher Enterprises.  During the three month period ended June 30, 2014, the Company accrued $1,179 (three month period ended June 30, 2013 - $518) in interest expense.

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

During the three month period ended June 30, 2014, the Company recorded a gain of $40,340 (three month period ended June 30, 2013 – $31,855) due to the change in value of the derivative liability during the period.

As at June 30, 2014, principal balance of $21,491 (June 30, 2013 - $21,491), accrued interest of $20,226 (June 30, 2013 - $2,237), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $33,962 (June 30, 2013 - $48,740) was recorded.

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

During the three month period ended June 30, 2014, the Company recorded a gain of $135,425 (three month period ended June 30, 2013 – loss of $79,807) due to the change in value of the derivative liability during the period.

As at June 30, 2014, principal balance of $70,671 (June 30, 2013 - $70,671), accrued interest of $0 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $114,230 (June 30, 2013 - $178,381) was recorded.

Direct Capital Note #2

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital, Inc. in the sum of $384,000.   The promissory note is unsecured, bears interest at 6% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date shall bear interest at the rate of 12% per annum.  During the three month period ended June 30, 2014 the Company accrued $11,488 (three month period ended June 30, 2013 - $0) in interest expense.

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

During the three month period ended June 30, 2014, the Company recorded a gain of $516,926 (three month period ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $1,474 (three month period ended June 30, 2013 - $0) was accreted to the statement of operations.

As at June 30, 2014, principal balance of $384,000 (June 30, 2013 - $0), accrued interest of $22,913 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $421,245 (June 30, 2013 - $0) was recorded.

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

On August 4, 2013, the Company transferred $100,000 of the note to Gel Properties, LLC.

During the three month period ended June 30, 2014, the Company recorded a gain of $9,581 (three month period ended June 30, 2013 – loss of $118,574) due to the change in value of the derivative liability during the period.

As at June 30, 2014, principal balance of $5,000 (June 30, 2013 - $105,000), accrued interest of $0 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $8,082 (June 30, 2013 - $265,031) was recorded.

Syndication Capital Note #2

On July 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $14,072.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended June 30, 2014, the Company accrued $772 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at June 30, 2014, principal balance of $14,072 (June 30, 2013 - $0), accrued interest of $1,831 (June 30, 2013 - $0), and debt discount of $0 (June 30, 2013 - $0) was recorded.

Syndication Capital Note #3

On July 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended June 30, 2014, the Company accrued $603 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at June 30, 2014, principal balance of $11,000 (June 30, 2013 - $0), accrued interest of $1,431 (June 30, 2013 - $0), and debt discount of $0 (June 30, 2013 - $0) was recorded.

Syndication Capital Note #4

On August 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended June 30, 2014, the Company accrued $603 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at June 30, 2014, principal balance of $11,000 (June 30, 2013 - $0), accrued interest of $1,239 (June 30, 2013 - $0) was recorded.

Syndication Capital Note #5

On September 30, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.

 Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended June 30, 2014, the Company accrued $597 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at June 30, 2014, principal balance of $11,000 (June 30, 2013 - $0), accrued interest of $1,033 (June 30, 2013 - $0) was recorded.

Syndication Capital Note #6

On October 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended June 30, 2014, the Company accrued $687 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at June 30, 2014, principal balance of $16,000 (June 30, 2013 - $0), accrued interest of $1,217 (June 30, 2013 - $0) was recorded.

Syndication Capital Note #7

On November 30, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended June 30, 2014, the Company accrued $497 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at June 30, 2014, principal balance of $16,000 (June 30, 2013 - $0), accrued interest of $921 (June 30, 2013 - $0) was recorded.

Syndication Capital Note #8

On December 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended June 30, 2014, the Company accrued $319 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at June 30, 2014, principal balance of $16,000 (June 30, 2013 - $0), accrued interest of $635 (June 30, 2013 - $0) was recorded.

Syndication Capital Note #9

On January 31, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended June 30, 2014, the Company accrued $319 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at June 30, 2014, principal balance of $16,000 (June 30, 2013 - $0), accrued interest of $526 (June 30, 2013 - $0) was recorded.

Syndication Capital Note #10

On February 28, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended June 30, 2014, the Company accrued $319 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at June 30, 2014, principal balance of $16,000 (June 30, 2013 - $0), accrued interest of $428 (June 30, 2013 - $0) was recorded.

Syndication Capital Note #11

On March 31, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended June 30, 2014, the Company accrued $319 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at June 30, 2014, principal balance of $16,000 (June 30, 2013 - $0), accrued interest of $319 (June 30, 2013 - $0) was recorded.

Syndication Capital Note #12

On April 30, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended June 30, 2014, the Company accrued $642 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As at June 30, 2014, principal balance of $48,000 (June 30, 2013 - $0), accrued interest of $642 (June 30, 2013 - $0) was recorded.

Gel Properties, LLC Note #2

On August 8, 2013, the Company issued a convertible promissory note to Gel Properties, LLC.  Under the terms of the note, the Company has borrowed a total of $50,000 from Gel Properties, LLC, which accrues interest at an annual rate of 6% and has a maturity date of August 8, 2015.  The note also contains customary events of default.

During the three month period ended June 30, 2014, the Company accrued $71 (three month period ended June 30, 2013 - $0) in interest expense.

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

During the three month period ended June 30, 2014, the Company recorded a gain of $5,863 (three month period ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period and debt discount of $11,111 (three month period ended June 30, 2013 - $0) was accreted to the statement of operations.

During the three month period ended June 30, 2014 the Company issued an aggregate of 370,392,462 common shares upon the conversion of principal amount of $22,190 and interest amount of $1,886.  The derivative liability amounting to $52,969 was re-classified to additional paid in capital.

As at June 30, 2014, principal balance of $0 (June 30, 2013 - $0), accrued interest of $0 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Coventry Enterprises Note #2

On March 3, 2014, the Company arranged a debt swap under which an Xploration note for $4,000 in principal and $46,000 in interest was transferred to Coventry Enterprises, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on March 3, 2015.  During the three month period ending June 30, 2014, the Company accrued $418 (three month period ended June 30, 2013 - $0) in interest expense.

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

During the three month period ended June 30, 2014, the Company recorded a gain of $63,282 (three month period ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period and debt discount of $8,065 (three month period ended June 30, 2013 - $0) was accreted to the statement of operations.

During the three month period ended June 30, 2014 the Company issued an aggregate of 269,000,000 common shares upon the conversion of principal amount of $13,450.  The derivative liability amounting to $18,082 was re-classified to additional paid in capital.

As at June 30, 2014, principal balance of $26,793 (June 30, 2013 - $0), accrued interest of $616 (June 30, 2013 - $0), debt discount of $13,210 (June 30, 2013 - $0) and a derivative liability of $35,142 (June 30, 2013 - $0) was recorded.

LG Capital Funding Note

On March 3, 2014, the Company arranged a debt swap under which an Xploration note for $40,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on March 3, 2015.  During the three month period ending June 30, 2014, the Company accrued $216 (three month period ended June 30, 2013 - $0) in interest expense.

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

During the three month period ended June 30, 2014, the Company recorded a gain of $55,571 (three month period ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period and debt discount of $3,890 (three month period ended June 30, 2013 - $0) was accreted to the statement of operations.

As at June 30, 2014, principal balance of $29,000 (June 30, 2013 - $0), accrued interest of $721 (June 30, 2013 - $0), debt discount of $13,131 (June 30, 2013 - $0) and a derivative liability of $46,875 (June 30, 2013 - $0) was recorded.

New Venture Attorneys Note

On April 1, 2014, the Company issued a convertible promissory note to New Venture Attorneys PC for legal fees.  Under the terms of the note, the Company has borrowed a total of $50,000 from New Venture Attorneys PC, which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2015.  The note also contains customary events of default.  During the three month period ended June 30, 2014, the Company accrued $986 (three month period ended June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the lowest closing bid on the OTCQB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of June 30, 2014, principal balance of $50,000 (June 30, 2013 - $0), accrued interest of $986 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

5. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

During the three month period ending June 30, 2014, $82,851 of principal and interest of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 3 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

June 30,
2014
Balance, beginning of year	$ 1,747,378
Initial recognition of derivative liability	-
Fair value change in derivative liability	(920,962)
Conversion of derivative liability to APIC
Asher Note #13	(21,196)
Asher Note #14	(55,789)
Gel Properties Note #2	(52,969)
Coventry Enterprises Note #2	(18,082)
Balance as of June 30, 2014	$ 678,380

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

During the three month period ending June 30, 2014, $7,500 in consulting fees was recorded for Mr. Powell increasing the amount due to $127,500.

During the three month period ending June 30, 2014, $30,000 in consulting fees was recorded for Mr. DeHerrera increasing the amount due to $278,459.

The Company is indebted to its officers as follow:

	June 30,
	2014	2013
James Powell - President	$ 127,500	$ 97,500
Tim DeHerrera - Chairman of the Board	278,459	158,073
	$ 405,959	$ 255,573

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

As of March 31, 2012, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,965,000 Series A were issued and outstanding, (0 as of March 31, 2011).

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

As of March 31, 2014, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,319,500 Series A shares were issued and outstanding (1,432,000 shares as of March 31, 2013).

As ofJune 30, 2014, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,319,500 Series A shares were issued and outstanding, (1,432,000 shares as ofJune 30, 2013).

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

From April 1, 2013 to March 31, 2014, the holders of a convertible notes converted a total of $213,540 of principal and $46,266 of interest into 4,218,827,420 shares of our common stock.

From April 1, 2014 to June 15, 2014, the holders of a convertible notes converted a total of $78,565 of principal and $4,286 of interest into 1,545,892,462 shares of our common stock.

10. INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	June 30,
	2014	2013
Operating profit (loss) for the three month period ended June 30	$ 721,299	$ (1,339,706)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ 245,242	$ (455,500)
Unrecognized tax gains (loses)	245,242	(455,500)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $11,070,855 for tax purposes which will expire in 2025 if not utilized beforehand.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2014 $	March 31, 2014 $
Current Assets	200	---
Current Liabilities	1,935,847	2,888,432
Working Capital (Deficit)	(1,935,647)	(2,888,432)

Cash Flows

	June 30, 2014 $	June 30, 2013 $
Cash Flows from (used in) Operating Activities	(296,570)	(111,277)
Cash Flows from (used in) Financing Activities	296,770	110,704
Cash Flows from (used in) Investing Activities	---	---
Net Increase (decrease) in Cash During Period	200	(573)

Results for the Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013

Operating Revenues

The Company’s revenues for the three months ended June 30, 2014 and June 30, 2013 were $0 and $0, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended June 30, 2014 and June 30, 2013 were $0 and $0, respectively.

Gross Profit

The Company’s gross profit for the three months ended June 30, 2014 and June 30, 2013was  $0 and $0 respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014 andJune 30, 2013 were $146,416 and $745,813, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, interest expense and professional fees.  The decrease was primarily attributable to a decrease in impairment of exploration costs.

Net Loss from Operations

The Company’s net loss from operations for the three months ended June 30, 2014 was $(146,413) compared with a net loss of $(745,813) for the three months ended June 30, 2013.  The increased loss is due to normal operating expenses and an increase in convertible note interest.

Other Income (Expense):

Other income (expense) for the three months ended June 30, 2014, and June 30, 2013, were $867,712 and $(593,893).  Other income (expense) consists of change of fair value on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Profit (Loss)

Net profit (loss) for the three months ended June 30, 2014, was $721,299 compared with $(1,339,706) for the three months ended June 30, 2013.  The increased profit is due the change in fair value of the derivative liabilities.

Results for the Period from March 31, 2009 (inception of Exploration Stage) Through June 30, 2014

Operating Revenues

The Company’s revenues for the period from March 31, 2009 (inception of Exploration Stage) through June 30, 2014 were $0.

Cost of Revenues

The Company’s cost of revenues for the period from March 31, 2009 (inception of Exploration Stage) through June 30, 2014 were $0.

Gross Profit

The Company’s gross profit for the period from March 31, 2009 (inception of Exploration Stage) through June 30, 2014 was $ 0.

General and Administrative Expenses

General and administrative expenses for the period from March 31, 2009 (inception of Exploration Stage) through June 30, 2014 were $7,973,015.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, administrative expenses, interest expense and professional fees appropriate for being a public company.

Net Loss from Operations

The Company’s net loss from operations for the period from March 31, 2009 (inception of Exploration Stage) through June 30, 2014 was $7,973,015.

Other Income (Expense):

Other income (expenses) for the period from March 31, 2009 (inception of Exploration Stage) through June 30, 2014, was$(3,097,841).

Net Loss

Net loss for the period from March 31, 2009 (inception of Exploration Stage) through June 30, 2014was $(11,070,855).

Liquidity and Capital Resources

As at June 30, 2014, the Company had a cash balance and asset total of $200 and $7,043,714respectively, compared with $0 and $7,043,714 of cash and total assets, respectively, as at March 31, 2014. The increase in cash was due to normal operating activities.

As at June 30, 2014, the Company had total liabilities of $1,935,847 compared with $2,888,432 as at March 31, 2014. The decrease in total liabilities was primarily attributed to the decrease in value of derivative liabilities.

The overall working capital increased from $(2,888,432) deficit at March 31, 2014 to $(1,935,647) at June 30, 2014.

Cashflow from Operating Activities

During the three months ended June 30, 2014, cash used in operating activities was $(296,570) compared to $(111,277) for the three months ended June 30, 2013.

Cashflow from Investing Activities

During the three months ended June 30, 2014 cash used in investing activities was $0 compared to $0 for the three months ended June 30, 2013.

Cashflow from Financing Activities

During the three months ended June 30, 2014, cash provided by financing activity was $296,770 compared to $110,704for the three months ended June 30, 2013.

Quarterly Developments

None.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2013, that was filed with the SEC on July 15, 2013, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended March 31, 2013. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.Quarterly Issuances:

On April 1, 2014, Gel Properties, LLC converted $15,000 of principal of a convertible note into 230,769,231 shares of its common stock at a price of $0.000065.

On April 7, 2014, Gel Properties, LLC converted $7,190 of principal and $1,886 of interest of a convertible note into 139,623,231 shares of its common stock at a price of $0.000065.

On April 7, 2014, Asher Enterprises converted $7,075 of principal of a convertible note into 141,500,000 shares of its common stock at a price of $0.00005.

On April 8, 2014, Coventry Enterprises converted $13,450 of principal of a convertible note into 269,000,000 shares of its common stock at a price of $0.00005.

On April 14, 2014, Asher Enterprises converted $2,600 of principal of a convertible note into 52,000,000 shares of its common stock at a price of $0.00005.

On April 14, 2014, Asher Enterprises converted $3,350 of principal and $1,100 of interest of a convertible note into 89,000,000 shares of its common stock at a price of $0.00005.

On April24, 2014, Asher Enterprises converted $7,000 of principal of a convertible note into 140,000,000 shares of its common stock at a price of $0.00005.

On May 1, 2014, Asher Enterprises converted $7,000 of principal of a convertible note into 140,000,000 shares of its common stock at a price of $0.00005.

On May 6, Asher Enterprises converted $7,000 of principal of a convertible note into 140,000,000 shares of its common stock at a price of $0.00005.

On June 9, 2014, Asher Enterprises converted $6,900 of principal of a convertible note into 138,000,000 shares of its common stock at a price of $0.00005.

On June 26, 2014, Asher Enterprises converted $2,000 of principal and $1,300 of interest of a convertible note into 66,000,000 shares of its common stock at a price of $0.00005.

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

2. Subsequent Issuances:

From July 1, 2014 until August 6, 2014, the holders of convertible notes converted a total of $0 of principal and interest.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Certificate of Amendment to Articles of Incorporation

On or about March 6, 2014, the Board of Directors of Grid Petroleum Corp., a Nevada corporation (the “Company”) authorized an increase in the Company's shares of common stock to Seven Billion Five Hundred Million Twenty Million shares (7,520,000,000) of which Seven Billion Five Hundred Million (7,500,000,000) shall be shares of Common Stock, par value $0.001 per share, and twenty million (20,000,000) shall be shares of Preferred Stock, par value $0.001 per share with ten million (10,000,000) of such shares being designated as Series A Preferred Stock, and ten million (10,000,000) of such shares designated as Series B Preferred Stock.

On March 6, 2014, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital to Seven Billion Five Hundred Million Twenty Million shares (7,520,000,000) of which Seven Billion Five Hundred Million (7,500,000,000) shall be shares of Common Stock, par value $0.001 per share, and twenty million (20,000,000) shall be shares of Preferred Stock, par value $0.001 per share with ten million (10,000,000) of such shares being designated as Series A Preferred Stock, and ten million (10,000,000) of such shares designated as Series B Preferred Stock,(the “Increase in Authorized”). The Increase in Authorized was effective with the Nevada Secretary of State on March 6, 2014 when the Certificate of Amendment was filed. The Increase in Authorized was approved by the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock on or about March 6, 2014.

Promissory Notes

On April 1, 2014, the Company entered into a Promissory note with New Venture Attorneys PC for $50,000 with an interest rate of 8% and a maturity date of April 1, 2015.

On April 30, 2014, the Company executed an Unsecured Convertible Promissory Note with Syndication Capital, LLC in the sum of $48,000, which accrues interest at 8% per annum, with a November 1, 2014 maturity date.  The note contains customary events of default.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.2	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.3	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated May 23, 2012	Filed with the SEC on February 19, 2013, as part of our Quarterly Report on Form 10-Q.
10.4	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.5	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
10.6	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.7	Purchase Agreement by and between the Company and Xploration Incorporated, dated July 31, 2013	Filed with the SEC on August 5, 2013, as part of our Current Report on Form 8-K.
10.8	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.9	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.10	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated August 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.11	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated September 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.12	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.13	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.14	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.15	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.16	Convertible Promissory Note entered by and between the Company and Gel Properties, LLC, dated December 18, 2013	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.17	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated January 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.18	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated February 28, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.19	Convertible Promissory Note entered by and between the Company and LG Capital Funding, LLC, dated March 3, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.20	Convertible Promissory Note entered by and between the Company and Coventry Enterprises, LLC, dated March 3, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.21	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.22	Convertible Promissory Note entered by and between the Company and New Venture Attorneys PC, dated April 1, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.23	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated April 30, 2014	Filed herewith.
16.1	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia LLP.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

GRID PETROLEUM CORP.
Dated: August 13, 2014	/s/ James Powell
JAMES POWELL
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 13, 2014	/s/ Tim DeHerrera
By: Tim DeHerrera Its: Chairman and Director