Form 10-Q
period 2014-09-30
Grid Petroleum Corp.
filed 2014-11-14
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 20, 2014, there were 6,578,408,070shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

September 30, 2014

Financial Statement Index

Consolidated Balance Sheets (unaudited)

Consolidated Statements of Operations (unaudited)

Consolidated Statements of Cash Flows (unaudited)

F-3

Notes to the Consolidated Financial Statements (unaudited)

F-4

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 111	$ -
Total Current Assets	111	-

Due from related party	16,848	17,048
Oil & gas properties	7,026,666	7,026,666

TOTAL ASSETS	$ 7,043,625	$ 7,043,714

LIABILITIES
Current Liabilities:
Accounts payable	$ 4,383	$ 9,321
Due to related party	37,437	7,195
Notes payable, net of discount	780,444	711,783
Notes payable, interest	72,022	44,296
Derivative liabilities	762,020	1,747,378
Stockholder loans	443,459	368,459
Total Current Liabilities	2,099,765	2,888,432

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized	1,320	1,320
1,319,500 issued and outstanding at September 30, 2014 and March 31, 2014
Common stock, $0.001 par value 7,500,000,000 authorized	6,578,408	4,896,649
6,578,408,070 shares issued and outstanding at September 30, 2014
4,896,649,008 shares issued and outstanding at March 31, 2014
Additional paid in capital	9,735,065	11,169,172
Accumulated other comprehensive loss	4,144	4,144
Deficit accumulated during the development stage	(123,849)	(123,849)
Deficit accumulated during the exploration stage	(11,251,228)	(11,792,154)
Total Stockholders' Equity	4,943,860	4,155,281

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 7,043,625	$ 7,043,714

The accompanying notes are an integral part of these consolidated financial statements

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
					From
					Inception
					(March 31, 2009
	For the three months ended	For the six months ended		through
	September 30,	September 30,		September 30,
	2014	2013	2014	2013	2014)
Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses
Consulting	37,500	38,000	75,000	75,500	1,618,550
Depreciation	-	-	-	-	2,759
Impairment of rights to future exploration costs	-	-	-	-	4,825,334
Impairment of oil and gas properties	-	-	-	-	85,334
Interest expense	-	-	-	-	8,989
Investor relations	-	-	-	-	89,753
Management fees	30,000	15,000	60,000	38,155	256,515
Lease	-	9,931	-	9,931	9,931
Professional fees	5,750	11,001	64,950	30,346	394,371
Salaries & benefits	-	-	-	-	22,294
Other G&A expenses	26,730	38,803	46,443	40,648	759,164
Loss from operations	(99,980)	(112,735)	(246,393)	(194,581)	(8,072,994)

Other income/ (expense)
Change in derivative liability	(11,226)	27,399	909,736	(533,933)	(785,775)
Interest on convertible notes	(69,168)	(524,650)	(122,418)	(1,221,178)	(2,392,459)
Total other income/expenses	(80,393)	(497,251)	787,319	(1,755,111)	(3,178,234)

Profit (Loss) before income taxes	(180,373)	(609,986)	540,926	(1,949,692)	(11,251,228)

Income taxes	-	-	-	-	-

Net Profit (Loss)	$ (180,373)	$ (609,986)	$ 540,926	$ (1,949,692)	$ (11,251,228)

Other comprehensive gain (loss)
Loss on elimination of convertible notes	-	119,505	-	119,505	-
Foreign currency translation adjustments	-	-	-	-	4,144
Comprehensive Profit (Loss)	(180,373)	(490,481)	540,926	(1,830,187)	(11,247,084)

Per share information
Basic, weighted number of common shares outstanding	6,491,276,229	958,512,075	6,278,699,754	807,279,314
Net profit (loss) per common share	(0.0000)	(0.0005)	0.0001	(0.0023)

The accompanying notes are an integral part of these consolidated financial statements

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			From
			Inception
	For the six months ended		(March 31, 2009
	September 30,		through
	2014	2013	September 30, 2014)
Operating Activities:
Net profit (loss) in exploration stage	$ 540,926	$ (1,949,692)	$ (11,251,228)
Net loss in development stage	-	-	(123,849)
Adjustment to reconcile net loss to net cash used
in operating activities
Impairment of rights to future exploration costs	-	663,967	4,825,334
Impairment of oil and gas properties	-	-	85,334
Depreciation	-	-	2,759
Change in debt discount	8,419	(22,095)	(51,790)
Change in derivative liabilities	(985,358)	95,347	762,020
Changes in assets and liabilities:
Increase (decrease) in interest payable	27,726	7,129	72,022
Increase (decrease) in accounts payable	(4,939)	(22,690)	4,383
Decrease (increase) in due from related party	200	(17,175)	(16,848)
Net cash used in operating activities	(413,025)	(1,245,209)	(5,691,864)
Investing Activities:
Purchase/disposal of equipment	-	-	(2,759)
Purchase of oil & gas properties	-	-	(11,937,334)
Net cash used in investing activities	-	-	(11,940,093)
Financing Activities:
Proceeds from note payable	60,242	4,202	832,234
Proceeds from stockholders' loans	75,000	75,609	443,459
Due to related party	30,243	1,595	37,437
Issuance of preferred stock	-	(113)	1,320
Issuance of common stock	247,652	1,163,746	16,313,473
Net cash provided by financing activities	413,137	1,245,040	17,627,924
Accumulated other comp income	-	-	4,144
Net increase/(decrease) in cash	111	(169)	111
Cash, beginning of period	-	573	-
Cash, end of period	$ 111	$ 404	$ 111

Supplementary disclosure for non-cash
investing and financing activities
Forgiveness of accounts payable-related parties	-	-	7,382
Forgiveness of shareholder's loan	-	-	27,500
Stock issued to retire debt	-	-	733,062
Swap of a portion of oil & gas properties for
rights to future exploration costs	-	-	4,825,334

The accompanying notes are an integral part of these consolidated financial statements

GRID PETROLEUM CORP.

(Known as Sunberta Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

On October 1, 2013 the Company executed a Convertible Promissory Note for $384,000 for oilfield management and industry support for the Company’s expansion efforts into California, Texas, and Oklahoma.  Additional support has been is being provided on an ongoing basis for evaluation into North Dakota and Colorado for future expansion efforts.  The note represents a monthly fee of $16,000 per month for the last 24 months of work provided to the company.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Sunberta Alberta, Grid Petroleum Ltd. (“Grid UK”) and Joaquin Basin Resources, Inc. All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturity dates of less than three months that may not be reported as investments. While the Company may maintain cash and cash equivalents in bank deposit accounts, which at times exceed Federal Deposit Insurance Corporation insured limits, they have not experienced any losses in such accounts.

Management believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As ofSeptember 30, 2014, the Company does not believe any adjustment for impairment is required.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as ofSeptember 30, 2014.

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

Fair Value of Financial Instruments

The carrying value of cash, notes payable, and accounts at September 30, 2014 and 2013 reflected in these financial statements approximates their fair value due to the short-term maturity of these financial instruments.

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

Oil and gas properties are summarized as follow As ofSeptember 30, 2014:

Proved
Unconventional Acreage	$7,026,666

4. NOTE PAYABLE

Notes payable Comprised as the following:

	September 30,	March 31,
	2014	2014
Asher Note #4	13,000	13,000
Asher Note #11	-	400
Asher Note #13	-	10,425
Asher Note #14	-	32,500
Special Situations	21,491	21,491
Direct Capital #1	70,671	70,671
Direct Capital #2	384,000	384,000
Syndication Capital #1	5,000	5,000
Syndication Capital #2	14,072	14,072
Syndication Capital #3	11,000	11,000
Syndication Capital #4	11,000	11,000
Syndication Capital #5	11,000	11,000
Syndication Capital #6	16,000	16,000
Syndication Capital #7	16,000	16,000
Syndication Capital #8	16,000	16,000
Syndication Capital #9	16,000	16,000
Syndication Capital #10	16,000	16,000
Syndication Capital #11	16,000	16,000
Syndication Capital #12	48,000	-
Syndication Capital #13	48,000	-
Gel Properties #2	-	22,190
Coventry Enterprises #2	20,000	40,243
LG Capital Funding	29,000	29,000
New Venture Attorneys	50,000	-
	$ 832,234	$ 771,993
Debt discount	(51,790)	(60,209)
Accrued interest	72,022	44,296
	$ 852,466	$ 756,079

Asher Note #4

On April 4, 2013, the Company arranged a debt swap under which a Special Situations Fund note for $40,000 was transferred to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $1,434 and $5,560respectively in interest expense.

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

During the six month periods ended September 30, 2014 and 2013, the Company recorded gains of $22,282 and $7,909 respectively due to the change in value of the derivative liability.

AtSeptember 30, 2014 and 2013, principal balance of $13,000 and $13,000 respectively, accrued interest of $4,427 and $5,560 respectively, a debt discount of $0 and $0 respectively and a derivative liability of $19,113 and $21,574 respectively was recorded.

Asher Note #11

On November 2, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 6, 2013.  During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $0 and $1,466respectively in interest expense.

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

During the six month period ended September 30, 2014 the Company recorded a credit of $400 to the principal balance with a corresponding increase to additional paid in capital.  As per Asher Enterprises, the note has fully converted and has a zero balance due.

AtSeptember 30, 2014 and 2013, principal balance of $0 and $19,400 respectively, accrued interest of $0 and $1,372 respectively, a debt discount of $0 and $2,737 respectively and a derivative liability of $0 and $41,440 respectively was recorded.

Asher Note #13

On June 16, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $0 and $657respectively in interest expense.

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

During the six month periods ended September 30, 2014 and 2013, the Company recorded gains of $14,847 and $0 respectively due to the change in value of the derivative liability during the period, and a debt discount of $0 and $0 respectively was accreted to the statement of operations.

During the six month period ended September 30, 2014 the Company issued an aggregate of 230,500,000 common shares upon the conversion of principal amount of $10,425 and interest amount of $1,100.  The derivative liability amounting to $21,196 was re-classified to additional paid in capital.

AtSeptember 30, 2014 and 2013, principal balance of $0 and $27,500 respectively, accrued interest of $0 and $657 respectively, a debt discount of $0 and $2,737 respectively and a derivative liability of $0 and $41,440 respectively was recorded.

Asher Note #14

On August 2, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $32,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 5, 2014.  During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $0 and $420respectively in interest expense.

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

During the six month periods ended September 30, 2014 and 2013, the Company recorded gains of $56,576 and $0 respectively due to the change in value of the derivative liability during the period, and a debt discount of $9,328 and $0 respectively was accreted to the statement of operations.

During the six month period ended September 30, 2014 the Company issued an aggregate of 676,000,000 common shares upon the conversion of principal amount of $32,500 and interest amount of $1,300.  The derivative liability amounting to $55,789 was re-classified to additional paid in capital.

AtSeptember 30, 2014 and 2013, principal balance of $0 and $32,500 respectively, accrued interest of $0 and $420 respectively, a debt discount of $0 and $0 respectively and a derivative liability of $0 and $0 respectively was recorded.

Special Situations Fund One Note

On March 12, 2012, the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was transferred to Special Situations Fund One for the Asher note plus an additional $21,491, for a total of $61,491.  On April 4, 2013, the Company transferred $40,000 of the note to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 12, 2012.  During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $2,370 and $951respectively in interest expense.

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

During the six month periods ended September 30, 2014 and 2013, the Company recorded gains of $39,885 and $44,931 due to the change in value of the derivative liability during the period.

AtSeptember 30, 2014 and 2013, principal balance of $21,491 and $21,491 respectively, accrued interest of $10,172 and $2,670 respectively, and a derivative liability of $34,417 and $35,664 respectively was recorded.

Direct Capital Note #1

On December 31, 2012, the Company entered into a debt settlement agreement with Direct Capital Group, Inc., whereby the Company exchanged $70,671 in total outstanding debt into Convertible Preferred Shares of the Company. Each of the Convertible Preferred shares will convert into common shares of the Company with the conversion price being the lesser of $0.001 or shall equal the variable conversion price (the “Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the market price (the “Market Price”). The

Market Price means the average of the lowest six (3) Trading Prices for the Common Stock during the ten (10) Trading day period ending on the latest complete Trading Day prior to the Conversion Date. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 31, 2012, the Company recorded an initial derivative liability of $94,326 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the six month periods ended September 30, 2014 and 2013, the Company recorded gains of $133,919 and $36,049 due to the change in value of the derivative liability during the period.

AtSeptember 30, 2014 and 2013, principal balance of $70,671 and $70,671 respectively and a derivative liability of $115,736 and $68,836 respectively was recorded.

Direct Capital Note #2

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital, Inc. in the sum of $384,000.   The promissory note is unsecured, bears interest at 6% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date shall bear interest at the rate of 12% per annum.  During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $23,103 and $0respectively in interest expense.

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

During the six month periods ended September 30, 2014 and 2013, the Company recorded gains of $509,617 and $0 respectively due to the change in value of the derivative liability during the period, and a debt discount of $1,474 and $0 respectively was accreted to the statement of operations.

AtSeptember 30, 2014 and 2013, principal balance of $384,000 and $384,000 respectively, accrued interest of $34,528 and $0 respectively, a debt discount of $0 and $0 respectively and a derivative liability of $428,554 and $0 respectively was recorded.

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

On August 4, 2013, the Company transferred $100,000 of the note to Gel Properties, LLC and recorded a credit to derivative liability of $453,305.

During the six month periods ended September 30, 2014 and 2013, the Company recorded a gain of $9,475 and a loss of $316,059 respectively due to the change in value of the derivative liability during the period.

AtSeptember 30, 2014 and 2013, principal balance of $5,000 and $5,000 respectively,a debt discount of $0 and $0 respectively and a derivative liability of $8,188 and $9,211 respectively was recorded.

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

During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $1,552 and $188respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtSeptember 30, 2014 and 2013, accrued interest of $2,611 and $188 respectively was recorded.

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

During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $1.213 and $147respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtSeptember 30, 2014 and 2013, accrued interest of $2,041 and $147 respectively was recorded.

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

During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $1,213 and $72respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtSeptember 30, 2014 and 2013, accrued interest of $1,849 and $72 respectively was recorded.

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

During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $1,207 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtSeptember 30, 2014 and 2013, accrued interest of $1,643 and $0 respectively was recorded.

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

During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $1,575 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtSeptember 30, 2014 and 2013, accrued interest of $2,105 and $0 respectively was recorded.

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

During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $1,384 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtSeptember 30, 2014 and 2013, accrued interest of $1,808 and $0 respectively was recorded.

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

During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $1,197 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtSeptember 30, 2014 and 2013, accrued interest of $1,513 and $0 respectively was recorded.

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

During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $1,010 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtSeptember 30, 2014 and 2013, accrued interest of $1,217 and $0 respectively was recorded.

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

During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $820 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtSeptember 30, 2014 and 2013, accrued interest of $929 and $0 respectively was recorded.

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

During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $642 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtSeptember 30, 2014 and 2013, accrued interest of $642 and $0 respectively was recorded.

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

During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $1,610 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtSeptember 30, 2014 and 2013, accrued interest of $1,610 and $0 respectively was recorded.

Syndication Capital Note #13

On July 31, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $642 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtSeptember 30, 2014 and 2013, accrued interest of $642 and $0 respectively was recorded.

Gel Properties, LLC Note #2

On August 8, 2013, the Company issued a convertible promissory note to Gel Properties, LLC.  Under the terms of the note, the Company has borrowed a total of $50,000 from Gel Properties, LLC, which accrues interest at an annual rate of 6% and has a maturity date of August 8, 2015.  The note also contains customary events of default.

During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $71 and $436respectively in interest expense.

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

During the six month periods ended September 30, 2014 and 2013, the Company recorded gains of $5,863 and $0 respectively due to the change in value of the derivative liability during the period and a debt discount of $11,111 and $0 respectively was accreted to the statement of operations.

During the six month period ended September 30, 2014 the Company issued an aggregate of 370,392,462 common shares upon the conversion of principal amount of $22,190 and interest amount of $1,886.  The derivative liability amounting to $52,969 was re-classified to additional paid in capital.

AtSeptember 30, 2014 and 2013, principal balance of $0 and $50,000 respectively, accrued interest of $0 and $436 respectively, a debt discount of $0 and $0 respectively and a derivative liability of $0 and $0 respectively was recorded.

Coventry Enterprises Note #2

On March 3, 2014, the Company arranged a debt swap under which an Xploration note for $4,000 in principal and $46,000 in interest was transferred to Coventry Enterprises, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on March 3, 2015.  During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $787 and $0respectively in interest expense.

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

During the six month periods ended September 30, 2014 and 2013, the Company recorded gains of $62,217 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $20,241 and $0 respectively was accreted to the statement of operations.

During the six month period ended September 30, 2014 the Company issued an aggregate of 404,866,600 common shares upon the conversion of principal amount of $20,243.  The derivative liability amounting to $27,655 was re-classified to additional paid in capital.

AtSeptember 30, 2014 and 2013, principal balance of $20,000 and $0 respectively, accrued interest of $985 and $0 respectively, a debt discount of $1,034 and $0 respectively and a derivative liability of $26,634 and $0 respectively was recorded.

LG Capital Funding Note

On March 3, 2014, the Company arranged a debt swap under which an Xploration note for $40,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on March 3, 2015.  During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $1,163 and $0respectively in interest expense.

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

During the six month periods ended September 30, 2014 and 2013, the Company recorded gains of $54,953 and $0 respectively due to the change in value of the derivative liability during the period and a debt discount of $15,993 and $0 respectively was accreted to the statement of operations.

AtSeptember 30, 2014 and 2013, principal balance of $29,000 and $0 respectively, accrued interest of $1.306 and $0 respectively, a debt discount of $1,028 and $0 respectively and a derivative liability of $47,493 and $0 respectively was recorded.

New Venture Attorneys Note

On April 1, 2014, the Company issued a convertible promissory note to New Venture Attorneys PC for legal fees.  Under the terms of the note, the Company has borrowed a total of $50,000 from New Venture Attorneys PC, which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2015.  The note also contains customary events of default.  During the six month periods endedSeptember 30, 2014 and 2013, the Company accrued $1,995 and $0respectively in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the lowest closing bid on the OTCQB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

On September 29, 2014 the Company recorded a debt discount and derivative liability of $81,987, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six month periods ended September 30, 2014 and 2013, the Company recorded gains of $103 and $0 respectively due to the change in value of the derivative liability during the period and a debt discount of $272 and $0 respectively was accreted to the statement of operations.

AtSeptember 30, 2014 and 2013, principal balance of $50,000 and $0 respectively, accrued interest of $1,995 and $0 respectively, a debt discount of $49,728 and $0 respectively and a derivative liability of $81,884 and $0 respectively was recorded.

5. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the six month periods ended September 30, 2014 and 2013, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $81,987 and $551,126 respectively. During the six month periods ended September 30, 2014 and 2013, $89,644 and $179,090 respectively of convertible notes payable and accrued interest was converted into common stock of the Company. For the six month periods ended September 30, 2014 and 2013, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $157,609 and $279,680 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the six month periods ended September 30, 2014 and 2013, the Company recognized gains of $909,736 and $176,099 respectively based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	September 30,	September 30,
	2014	2013
Balance, beginning of year	$ 1,747,378	$ 713,306
Initial recognition of derivative liability	81,987	551,126
Conversion of derivative instruments to Common Stock	(157,609)	(279,680)
Mark-to-Market adjustment to fair value	(909,736)	(176,099)
Balance, end of year	$ 762,020	$ 808,653

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.

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

On October 24, 2011, the Company entered into a new employee agreement with President, James Powell.  Pursuant to the terms of the agreement, the President will receive a base salary of $2,500 per month.  This agreement supersedes any prior agreements made between the Company and the President.

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

On December 2, 2011, the Company entered into a new employee agreement with Chairman, Tim DeHerrera.  Pursuant to the terms of the agreement, the Chairman will receive an annual salary of $90,000 payable as follows; $7,500 per month for months 1-12 and $10,000 per month for months 13-24.  The parties agreed that if the Company does not have the capital available to compensate the cash portion of the agreement, Mr. DeHerrera shall have the option of converting the fees earned into common stock at $.01 per share.  As additional compensation for services, the Company shall issue common stock of the Company equal up to an amount of 12,000,000 shares upon signing the agreement and an additional 12,000,000 on December 12, 2013.  This agreement supersedes any prior agreements made between the Company and the Chairman.

On December 2, 2011, pursuant to the employment and consulting agreement, Mr. DeHerrera was issued 12,000,000 restricted common shares.

On May 23, 2012, pursuant to the employment consulting agreement, Mr. Powell was issued 2,500,000 common shares.

During the six month periods endedSeptember 30, 2014 and 2013, the Company recorded $15,000 and $15,000 respectively in consulting fees for Mr. Powell increasing the amount due to $135,000.

During the six month periods endedSeptember 30, 2014 and 2013, the Company recorded $30,000 in consulting fees and $609 in expenses for Mr. DeHerrera increasing the amount due to $308,459.

The Company is indebted to its officers as follow:

	September 30,
	2014	2013
James Powell - President	$ 135,000	$ 105,000
Tim DeHererra - Chairman of the Board	308,459	188,459
	$ 443,459	$ 293,459

The amounts consist of unpaid salary and advances made on behalf of the Company.. The loans carry no interest, are unsecured, are due on demand and have no maturity.

During the six month periods ended September 30, 2014 and 2013, the Company is indebted to Direct Capital Group for $37,437 and $1,595 respectively.

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

As ofSeptember 30, 2014, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,319,500 Series A shares were issued and outstanding, (1,319,500 shares as ofSeptember 30, 2013).

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

From April 1, 2014 to September 30, 2014, the holders of a convertible notes converted a total of $89,644 of principal and interest into 1,681,759,062 shares of our common stock.

As of September 30, 2014, 7,500,000,000 common shares of par value $0.001 were authorized, of which 6,578,408,070 shares were issued and outstanding, (1,368,864,259 shares as of September 30, 2013).

10. INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	September 30,
	2014	2013
Operating profit (loss) for the six month period ended September 30	$ 540,926	$ (1,949,692)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ 183,915	$ (662,895)
Unrecognized tax gains (loses)	183,915	(662,895)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $11,251,228 for tax purposes which will expire in 2025 if not utilized beforehand.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2014 $	March 31, 2014 $
Current Assets	111	---
Current Liabilities	2,099,765	2,888,432
Working Capital (Deficit)	(2,099,654)	(2,888,432)

Cash Flows

	September 30, 2014 $	September 30, 2013 $
Cash Flows from (used in) Operating Activities	(413,025)	(1,245,209)
Cash Flows from (provided by) Financing Activities	413,137	1,245,040
Cash Flows from (used in) Investing Activities	---	---
Net Increase (decrease) in Cash During Period	111	(169)

Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Operating Revenues

The Company’s revenues for the three months ended September 30, 2014 and September 30, 2013 were $0 and $0, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended September 30, 2014 and September 30, 2013 were $0 and $0, respectively.

Gross Profit

The Company’s gross profit for the three months ended September 30, 2014 and September 30, 2013 was $0 and $0 respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 and September 30, 2013 were $99,980 and $112,735, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees and professional fees.  The decrease was primarily attributable to a decrease in professional fees.

Net Loss from Operations

The Company’s net loss from operations for the three month periods ended September 30, 2014 and 2013 was $(99,980) and $(112,735) respectively.  The decreased loss is due to normal operating expenses.

Other Income (Expense):

Other income (expense) for the three month periods ended September 30, 2014 and 2013 were $(80,393) and $(497,251) respectively.  Other income (expense) consists of change of fair value on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Profit (Loss)

Net profit (loss) for the three month periods ended September 30, 2014 and 2013, was $(80,393) and $(497,251) respectively.  The decreased loss is due the decrease in interest on convertible notes.

Results for the Six Months Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013

Operating Revenues

The Company’s revenues for the six month periods ended September 30, 2014 and 2013 were $0 and $0, respectively.

Cost of Revenues

The Company’s cost of revenues for the six month periods ended September 30, 2014 and 2013 were $0 and $0, respectively.

Gross Profit

The Company’s gross profit for the six month periods ended September 30, 2014 and 2013 was $0 and $0 respectively.

General and Administrative Expenses

General and administrative expenses for the six month periods ended September 30, 2014 and2013 were $246,393 and $194,581, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees and professional fees.  The increase was primarily attributable to an increase in management fees and professional fees.

Net Loss from Operations

The Company’s net loss from operations for the six month periods ended September 30, 2014 and 2013 was $(246,393) and $(194,581) respectively.  The increased loss is due to normal operating expenses.

Other Income (Expense):

Other income (expense) for the six month periods ended September 30, 2014 and 2013 were $787,319 and $(1,755,111).  Other income (expense) consists of change of fair value on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Profit (Loss)

Net profit (loss) for the six month periods ended September 30, 2014 and 2013 was $540,826 and$(1,949,692) respectively.  The increased profit is due the change in fair value of the derivative liabilities and a decrease in interest on convertible notes.

Results for the Period from March 31, 2009 (inception of Exploration Stage) Through September 30, 2014

Operating Revenues

The Company’s revenues for the period from March 31, 2009 (inception of Exploration Stage) through September 30, 2014 were $0.

Cost of Revenues

The Company’s cost of revenues for the period from March 31, 2009 (inception of Exploration Stage) through September 30, 2014 were $0.

Gross Profit

The Company’s gross profit for the period from March 31, 2009 (inception of Exploration Stage) through September 30, 2014 was $ 0.

General and Administrative Expenses

General and administrative expenses for the period from March 31, 2009 (inception of Exploration Stage) through September 30, 2014 were $8,072,994.  General and administrative expenses consist primarily of consulting fees, management fees, rent, impairment expenses and professional fees appropriate for being a public company.

Net Loss from Operations

The Company’s net loss from operations for the period from March 31, 2009 (inception of Exploration Stage) through September 30, 2014 was $(8,072,994).

Other Income (Expense):

Other income (expenses) for the period from March 31, 2009 (inception of Exploration Stage) through September 30, 2014, was$(3,178,234).

Net Loss

Net loss for the period from March 31, 2009 (inception of Exploration Stage) through September 30, 2014was $(11,251,228).

Liquidity and Capital Resources

As ofSeptember 30, 2014, the Company had a cash balance and asset total of $111 and $7,043,625respectively, compared with $0 and $7,043,714 of cash and total assets, respectively, as of March 31, 2014. The increase in cash was due to normal operating activities.

As ofSeptember 30, 2014, the Company had total liabilities of $2,099,765 compared with $2,888,432As ofMarch 31, 2014. The decrease in total liabilities was primarily attributed to the decrease in value of derivative liabilities.

The overall working capital increased from $(2,888,432) deficit at March 31, 2014 to $(1,935,647) at September 30, 2014.

Cash Flow from Operating Activities

During the six months ended September 30, 2014, cash used in operating activities was $(413,025) compared to $(1,245,209) for the six months ended September 30, 2013.

Cash Flow from Investing Activities

During the six months ended September 30, 2014 cash used in investing activities was $0 compared to $0 for the six months ended September 30, 2013.

Cash Flow from Financing Activities

During the six months ended September 30, 2014, cash provided by financing activity was $413,137 compared to $1,245,040for the six months ended September 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2013, that was filed with the SEC on July 15, 2013, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended March 31, 2013. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

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

On August 28, 2014, Coventry Enterprises converted $6,793 of principal of a convertible note into 135,866,600 shares of its common stock at a price of $0.00005.

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

2. Subsequent Issuances:

From October 1, 2014 until October 20, 2014, the holders of convertible notes converted a total of $0 of principal and interest.

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

Promissory Notes

On July 31, 2014, the Company executed an Unsecured Convertible Promissory Note with Syndication Capital, LLC in the sum of $48,000, which accrues interest at 8% per annum, with a February 1, 2015 maturity date.  The note contains customary events of default.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Loan Agreement, by and between the Company and Kelly Sundberg, dated December 18, 2006	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.2	Loan Agreement, by and between the Company and Green Shoe, Inc., dated March 26, 2008	Filed with the SEC on March 28, 2008 as part of our Current Report on Form 8-K.
10.3	Employment Agreement, by and between the Company and Paul Watts, dated January 31, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
10.4	Asset Purchase and Sale Agreement, by and between the Company and Murrayfield Limited, dated March 11, 2010	Filed with the SEC on March 23, 2010 as part of our Current Report on Form 8-K.
10.5	Share Issuance Agreement, by and between the Company and Premier Global Corp, dated April 23, 2010	Filed with the SEC on April 28, 2010 as part of our Current Report on Form 8-K.
10.6	Separation Agreement, by and amongst the Company and Kelly Sundberg, Stephen Ronaldson and Paul Watts, dated December 3, 2010	Filed with the SEC on December 7, 2010 as part of our Current Report on Form 8-K/A.
10.7	Share Exchange Agreement, by and between the Company and Joaquin Basin Resources Inc., dated January 20, 2011	Filed with the SEC on January 25, 2011 as part of our Current Report on Form 8-K.
10.8	Agreement for the Sale and Assignment and Affirmation of Obligation, by and amongst the Company, Green Shoe, LLC, and Syndication Capital, LLC, dated January 28, 2011	Filed with the SEC on February 4, 2011 as part of our Current Report on Form 8-K.
10.9	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.10	Form of Convertible Promissory Note, by and between the Company and Holder, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.11	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.12	Form of Convertible Promissory Note, by and between the Company and Holder, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.13	Transfer of Asset by and between, Xploration Inc, and Joaquin Basin Resources, dated January 20, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.14	Mineral Rights Purchase Amendment, by and between Xploration Inc. and Joaquin Basin Resources, dated November 21, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.15	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.16	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.17	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.18	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
10.19	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.20	Purchase Agreement by and between the Company and Xploration Incorporated, dated July 31, 2013	Filed with the SEC on August 5, 2013, as part of our Current Report on Form 8-K.
10.21	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.22	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.23	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated August 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated September 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.30	Convertible Promissory Note entered by and between the Company and Gel Properties, LLC, dated December 18, 2013	Filed herewith.
10.31	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated January 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.32	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.33	Convertible Promissory Note entered by and between the Company and LG Capital Funding, LLC, dated March 3, 2014	Filed herewith.
10.34	Convertible Promissory Note entered by and between the Company and Coventry Enterprises, LLC, dated March 3, 2014	Filed herewith.
10.35	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.36	Convertible Promissory Note entered by and between the Company and New Venture Attorneys PC, dated April 1, 2014	Filed herewith
10.37	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated April 30, 2014	Filed with the SEC on August 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.38	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2014	Filed herewith.
16.1	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia LLP.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

GRID PETROLEUM CORP.
Dated: November 14, 2014	/s/ James Powell
JAMES POWELL
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 14, 2014	/s/ Tim DeHerrera
By: Tim DeHerrera Its: Chairman and Director