Form 10-Q
period 2014-12-31
Grid Petroleum Corp.
filed 2015-02-17
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 5, 2015, there were 6,578,408,070shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

December 31, 2014

Financial Statement Index

Consolidated Balance Sheets (unaudited)

Consolidated Statements of Operations (unaudited)

Consolidated Statements of Cash Flows (unaudited)

F-3

Notes to the Consolidated Financial Statements (unaudited)

F-4

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 51	$ -
Total Current Assets	51	-

Due from related party	16,848	17,048
Oil & gas properties	7,026,666	7,026,666

TOTAL ASSETS	$ 7,043,565	$ 7,043,714

LIABILITIES
Current Liabilities:
Accounts payable	$ 6,121	$ 9,321
Due to related party	40,034	7,195
Notes payable, net of discount	855,479	711,783
Notes payable, interest	97,128	44,296
Derivative liabilities	720,534	1,747,378
Stockholder loans	480,959	368,459
Total Current Liabilities	2,200,256	2,888,432

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized	1,320	1,320
1,319,500 issued and outstanding at September 30, 2014 and March 31, 2014
Common stock, $0.001 par value 7,500,000,000 authorized	6,578,408	4,896,649
6,578,408,070 shares issued and outstanding at December 31, 2014
4,896,649,008 shares issued and outstanding at March 31, 2014
Additional paid in capital	9,735,065	11,169,172
Accumulated other comprehensive loss	4,144	4,144
Deficit accumulated during the development stage	(123,849)	(123,849)
Deficit accumulated during the exploration stage	(11,351,779)	(11,792,154)
Total Stockholders' Equity	4,843,309	4,155,281

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 7,043,565	$ 7,043,714

The accompanying notes are an integral part of these consolidated financial statements

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
					From
					Inception
					(March 31, 2009
	For the three months ended		For the nine months ended		through
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014)
Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses
Consulting	37,500	37,500	112,500	113,000	1,656,050
Depreciation	-	-	-	-	2,759
Impairment of rights to future exploration costs	-	-	-	-	4,825,334
Impairment of oil and gas properties	-	-	-	-	85,334
Interest expense	-	-	-	-	8,989
Investor relations	-	-	-	-	89,753
Management fees	30,000	30,000	90,000	68,155	286,515
Lease	-	-	-	9,931	9,931
Professional fees	1,814	5,006	66,764	35,353	396,185
Salaries & benefits	-	-	-	-	22,294
Other G&A expenses	20,582	20,964	67,024	61,612	779,746
Loss from operations	(89,896)	(93,470)	(336,288)	(288,051)	(8,162,890)

Other income/ (expense)
Change in derivative liability	41,486	384,708	951,222	(149,225)	(744,289)
Interest on convertible notes	(52,141)	(87,832)	(174,559)	(1,309,010)	(2,444,600)
Total other income/expenses	(10,655)	296,876	776,664	(1,458,235)	(3,188,889)

Profit (Loss) before income taxes	(100,551)	203,406	440,375	(1,746,286)	(11,351,779)

Income taxes	-	-	-	-	-

Net Profit (Loss)	$ (100,551)	$ 203,406	$ 440,375	$ (1,746,286)	$ (11,351,779)

Other comprehensive gain (loss)
Loss on elimination of convertible notes	-	-	-	119,505	-
Foreign currency translation adjustments	-	-	-	-	4,144
Comprehensive Profit (Loss)	(100,551)	203,406	440,375	(1,626,781)	(11,347,635)

Per share information
Basic, weighted number of common shares outstanding	6,578,408,070	1,875,417,373	6,378,965,809	1,162,025,895
Net profit (loss) per common share	(0.0000)	0.0001	0.0001	(0.0014)

The accompanying notes are an integral part of these consolidated financial statements

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			From
			Inception
	For the nine months ended		(March 31, 2009
	December 31,		through
	2014	2013	December 31, 2014)
Operating Activities:
Net profit (loss) in exploration stage	$ 440,375	$ (1,746,286)	$ (11,351,779)
Net loss in development stage	-	-	(123,849)
Adjustment to reconcile net loss to net cash used
in operating activities
Impairment of rights to future exploration costs	-	663,967	4,825,334
Impairment of oil and gas properties	-	-	85,334
Depreciation	-	-	2,759
Change in debt discount	35,454	(75,246)	(24,755)
Change in derivative liabilities	(1,026,844)	(309,918)	720,534
Changes in assets and liabilities:
Increase (decrease) in interest payable	52,832	10,640	97,128
Increase (decrease) in accounts payable	(3,200)	(15,323)	6,121
Decrease (increase) in due from related party	200	(17,048)	(16,848)
Net cash provided by operating activities	(501,182)	(1,489,214)	(5,780,021)
Investing Activities:
Purchase/disposal of equipment	-	-	(2,759)
Purchase of oil & gas properties	-	-	(11,937,334)
Net cash used in investing activities	-	-	(11,940,093)
Financing Activities:
Bank overdraft	-	73	-
Proceeds from note payable	108,242	(80,910)	880,234
Proceeds from stockholders' loans	112,500	113,109	480,959
Due to related party	32,840	1,595	40,034
Issuance of preferred stock	-	(113)	1,320
Issuance of common stock	247,652	1,454,886	16,313,473
Net cash provided by financing activities	501,234	1,488,641	17,716,021
Accumulated other comp income	-	-	4,144
Net increase/(decrease) in cash	51	(573)	51
Cash, beginning of period	-	573	-
Cash, end of period	$ 51	$ (0)	$ 51

Supplementary disclosure for non-cash
investing and financing activities
Forgiveness of accounts payable-related parties	-	-	7,382
Forgiveness of shareholder's loan	-	-	27,500
Stock issued to retire debt	-	-	733,062
Swap of a portion of oil & gas properties for
rights to future exploration costs	-	-	4,825,334

The accompanying notes are an integral part of these consolidated financial statements

GRID PETROLEUM CORP.

(Known as Sunberta Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

In January, 2007,Sunberta Alberta acquired seven placer claim tenures on southern Vancouver Island, British Columbia, Canada. During the year ended March 31, 2009, the Company abandoned three of the placer claim tenures and decided to abandon the remaining four properties. Between May 31, 2009 and June 14, 2009, the remaining four placer claim tenures expired. The carrying cost of the properties was written off and the operations associated with the properties were treated in the financial statements as discontinued operations in the year ended March 31, 2009. The Company entered the Exploration Stage on March 31, 2009, to seek other opportunities. See also note 2.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As ofDecember 31, 2014, the Company does not believe any adjustment for impairment is required.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as ofDecember 31, 2014.

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

Fair Value of Financial Instruments

The carrying value of cash, notes payable, and accounts at December 31, 2014 and 2013 reflected in these financial statements approximates their fair value due to the short-term maturity of these financial instruments.

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

Oil and gas properties are summarized as follow As ofDecember 31, 2014:

Proved
Unconventional Acreage	$7,026,666

4. NOTE PAYABLE

Notes payable Comprised as the following:

	December 31,	March 31,
	2014	2014
Asher Note #4	13,000	13,000
Asher Note #11	-	400
Asher Note #13	-	10,425
Asher Note #14	-	32,500
Special Situations	21,491	21,491
Direct Capital #1	70,671	70,671
Direct Capital #2	384,000	384,000
Syndication Capital #1	5,000	5,000
Syndication Capital #2	14,072	14,072
Syndication Capital #3	11,000	11,000
Syndication Capital #4	11,000	11,000
Syndication Capital #5	11,000	11,000
Syndication Capital #6	16,000	16,000
Syndication Capital #7	16,000	16,000
Syndication Capital #8	16,000	16,000
Syndication Capital #9	16,000	16,000
Syndication Capital #10	16,000	16,000
Syndication Capital #11	16,000	16,000
Syndication Capital #12	48,000	-
Syndication Capital #13	48,000	-
Syndication Capital #14	48,000	-
Gel Properties #2	-	22,190
Coventry Enterprises #2	20,000	40,243
LG Capital Funding	29,000	29,000
New Venture Attorneys	50,000	-
	$ 880,234	$ 771,993
Debt discount	(24,755)	(60,209)
Accrued interest	97,128	44,296
	$ 952,607	$ 756,079

Asher Note #4

On April 4, 2013, the Company arranged a debt swap under which a Special Situations Fund note for $40,000 was transferred to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $2,155 and $5,819respectively in interest expense.

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

During the nine month periods ended December 31, 2014 and 2013, the Company recorded a gain of $23,233 and a loss of $48,019 respectively due to the change in value of the derivative liability.

AtDecember 31, 2014 and 2013, principal balance of $13,000 and $13,000 respectively, accrued interest of $5,148 and $5,819 respectively, a debt discount of $0 and $0 respectively and a derivative liability of $18,162 and $10,728 respectively was recorded.

Asher Note #11

On November 2, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 6, 2013.  During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $0 and $1,466respectively in interest expense.

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

During the nine month period ended December 31, 2014 the Company recorded a credit of $400 to the principal balance with a corresponding increase to additional paid in capital.  As per Asher Enterprises, the note has fully converted and has a zero balance due.

AtDecember 31, 2014 and 2013, principal balance of $0 and $400 respectively, accrued interest of $0 and $0 respectively, a debt discount of $0 and $0 respectively and a derivative liability of $0 and $0 respectively was recorded.

Asher Note #13

On June 16, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $0 and $1,189respectively in interest expense.

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

During the nine month periods ended December 31, 2014 and 2013, the Company recorded gains of $14,847 and $0 respectively due to the change in value of the derivative liability during the period, and a debt discount of $0 and $0 respectively was accreted to the statement of operations.

During the nine month period ended December 31, 2014 the Company issued an aggregate of 230,500,000 common shares upon the conversion of principal amount of $10,425 and interest amount of $1,100.  The derivative liability amounting to $21,196 was re-classified to additional paid in capital.

AtDecember 31, 2014 and 2013, principal balance of $0 and $20,670 respectively, accrued interest of $0 and $1,189 respectively, a debt discount of $0 and $7,734 respectively and a derivative liability of $0 and $28,587 respectively was recorded.

Asher Note #14

On August 2, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $32,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 5, 2014.  During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $0 and $1,068respectively in interest expense.

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

During the nine month periods ended December 31, 2014 and 2013, the Company recorded gains of $56,576 and $0 respectively due to the change in value of the derivative liability during the period, and a debt discount of $9,328 and $0 respectively was accreted to the statement of operations.

During the nine month period ended December 31, 2014 the Company issued an aggregate of 676,000,000 common shares upon the conversion of principal amount of $32,500 and interest amount of $1,300.  The derivative liability amounting to $55,789 was re-classified to additional paid in capital.

AtDecember 31, 2014 and 2013, principal balance of $0 and $32,500 respectively, accrued interest of $0 and $1,068 respectively, a debt discount of $0 and $0 respectively and a derivative liability of $0 and $0 respectively was recorded.

Special Situations Fund One Note

On March 12, 2012, the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was transferred to Special Situations Fund One for the Asher note plus an additional $21,491, for a total of $61,491.  On April 4, 2013, the Company transferred $40,000 of the note to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 12, 2012.  During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $1,295 and $1,380respectively in interest expense.

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

During the nine month periods ended December 31, 2014 and 2013, the Company recorded gains of $41,494 and $54,142 due to the change in value of the derivative liability during the period.

AtDecember 31, 2014 and 2013, principal balance of $21,491 and $21,491 respectively, accrued interest of $10,606 and $3,099respectively, and a derivative liability of $32,808 and $26,453 respectively was recorded.

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

During the nine month periods ended December 31, 2014 and 2013, the Company recorded gains of $139,242 and $271 due to the change in value of the derivative liability during the period.

AtDecember 31, 2014 and 2013, principal balance of $70,671 and $70,671 respectively and aderivative liability of $110,413 and $98,303 respectively wasrecorded.

Direct Capital Note #2

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital, Inc. in the sum of $384,000.   The promissory note is unsecured, bears interest at 6% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date shall bear interest at the rate of 12% per annum.  During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $34,718 and $0respectively in interest expense.

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

During the nine month periods ended December 31, 2014 and 2013, the Company recorded gains of $535,469 and $0 respectively due to the change in value of the derivative liability during the period, and a debt discount of $1,474 and $0 respectively was accreted to the statement of operations.

AtDecember 31, 2014 and 2013, principal balance of $384,000 and $384,000 respectively, accrued interest of $46,143 and $0 respectively, a debt discount of $0 and $0 respectively and aderivative liability of $402,702 and $0 respectively was recorded.

Direct Capital Note #3

On October 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  During the nine month period ending December 31, 2014 the Company accrued $0 in interest expense.

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

During the nine month periods ended December 31, 2014 and 2013, the Company recordedgains of $9,851 and $140,302 respectively due to the change in value of the derivative liability during the period.

AtDecember 31, 2014 and 2013, principal balance of $5,000 and $5,000 respectively,a debt discount of $0 and $0 respectively and a derivative liability of $7,812 and $6,155 respectively was recorded.

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

During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $2,333 and $469respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtDecember 31, 2014 and 2013, accrued interest of $3,392 and $469respectively was recorded.

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

During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $1,435and $366respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtDecember 31, 2014 and 2013, accrued interest of $2,263 and $366 respectively was recorded.

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

During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $1,435 and $291respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtDecember 31, 2014 and 2013, accrued interest of $2,071 and $291 respectively was recorded.

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

During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $1,428 and $219respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtDecember 31, 2014 and 2013, accrued interest of $1,864 and $219 respectively was recorded.

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

During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $2,462 and $319respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtDecember 31, 2014 and 2013, accrued interest of $2,992 and $319 respectively was recorded.

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

During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $2,272 and $109respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtDecember 31, 2014 and 2013, accrued interest of $2,696 and $109 respectively was recorded.

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

During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $2,084 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtDecember 31, 2014 and 2013, accrued interest of $2,400 and $0 respectively was recorded.

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

During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $1,897 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtDecember 31, 2014 and 2013, accrued interest of $2,104 and $0 respectively was recorded.

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

During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $1,707 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtDecember 31, 2014 and 2013, accrued interest of $1,816 and $0 respectively was recorded.

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

During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $1,519 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtDecember 31, 2014 and 2013, accrued interest of $1,519 and $0 respectively was recorded.

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

During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $3,682 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtDecember 31, 2014 and 2013, accrued interest of $3,682 and $0 respectively was recorded.

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

During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $1,610 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtDecember 31, 2014 and 2013, accrued interest of $1,610 and $0 respectively was recorded.

Syndication Capital Note #14

On October 31, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $642 and $0respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

AtDecember 31, 2014 and 2013, accrued interest of $642 and $0 respectively was recorded.

Gel Properties, LLC Note #2

On August 8, 2013, the Company issued a convertible promissory note to Gel Properties, LLC.  Under the terms of the note, the Company has borrowed a total of $50,000 from Gel Properties, LLC, which accrues interest at an annual rate of 6% and has a maturity date of August 8, 2015.  The note also contains customary events of default.

During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $71 and $1,505respectively in interest expense.

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

During the nine month periods ended December 31, 2014 and 2013, the Company recorded gains of $5,863 and $0 respectively due to the change in value of the derivative liability during the period and a debt discount of $11,111 and $0 respectively was accreted to the statement of operations.

During the nine month period ended December 31, 2014 the Company issued an aggregate of 370,392,462 common shares upon the conversion of principal amount of $22,190 and interest amount of $1,886.  The derivative liability amounting to $52,969 was re-classified to additional paid in capital.

AtDecember 31, 2014 and 2013, principal balance of $0 and $50,000 respectively, accrued interest of $0 and $1,505 respectively, a debt discount of $0 and $0 respectively and a derivative liability of $0 and $0 respectively was recorded.

Coventry Enterprises Note #2

On March 3, 2014, the Company arranged a debt swap under which an Xploration note for $4,000 in principal and $46,000 in interest was transferred to Coventry Enterprises, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on March 3, 2015.  During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $1,089 and $0respectively in interest expense.

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

During the nine month periods ended December 31, 2014 and 2013, the Company recorded gains of $63,640 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $21,194 and $0 respectively was accreted to the statement of operations.

During the nine month period ended December 31, 2014 the Company issued an aggregate of 404,866,600 common shares upon the conversion of principal amount of $20,243.  The derivative liability amounting to $27,655 was re-classified to additional paid in capital.

AtDecember 31, 2014 and 2013, principal balance of $20,000 and $0 respectively, accrued interest of $1,287 and $0 respectively, a debt discount of $81 and $0 respectively and a derivative liability of $25,211 and $0 respectively was recorded.

LG Capital Funding Note

On March 3, 2014, the Company arranged a debt swap under which an Xploration note for $40,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on March 3, 2015.  During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $1,748 and $0respectively in interest expense.

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

During the nine month periods ended December 31, 2014 and 2013, the Company recorded gains of $57,138 and $0 respectively due to the change in value of the derivative liability during the period and a debt discount of $16,941 and $0 respectively was accreted to the statement of operations.

AtDecember 31, 2014 and 2013, principal balance of $29,000 and $0 respectively, accrued interest of $1,891 and $0 respectively, a debt discount of $80 and $0 respectively and a derivative liability of $45,308 and $0 respectively was recorded.

New Venture Attorneys Note

On April 1, 2014, the Company issued a convertible promissory note to New Venture Attorneys PC for legal fees.  Under the terms of the note, the Company has borrowed a total of $50,000 from New Venture Attorneys PC, which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2015.  The note also contains customary events of default.  During the nine month periods endedDecember 31, 2014 and 2013, the Company accrued $3,003 and $0respectively in interest expense.

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

During the nine month periods ended December 31, 2014 and 2013, the Company recorded gains of $3,870 and $0 respectively due to the change in value of the derivative liability during the period and a debt discount of $25,406 and $0 respectively was accreted to the statement of operations.

AtDecember 31, 2014 and 2013, principal balance of $50,000 and $0 respectively, accrued interest of $3,003 and $0 respectively, a debt discount of $24,594 and $0 respectively and a derivative liability of $78,117 and $0 respectively was recorded.

5. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the nine month periods ended December 31, 2014 and 2013, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $81,987 and $686,698 respectively. During the nine month periods ended December 31, 2014 and 2013, $89,644 and $291,382 respectively of convertible notes payable and accrued interest was converted into common stock of the Company. For the nine month periods ended December 31, 2014 and 2013, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $157,609 and $435,809 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the nine month periods ended December 31, 2014 and 2013, the Company recognized gains of $951,222 and $560,807 respectively based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	December 31,	December 31,
	2014	2013
Balance, beginning of year	$ 1,747,378	$ 713,306
Initial recognition of derivative liability	81,987	686,698
Conversion of derivative instruments to Common Stock	(157,609)	(435,809)
Mark-to-Market adjustment to fair value	(951,222)	(560,807)
Balance, end of year	$ 720,534	$ 403,388

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

On December 2, 2011, the Company entered into a new employee agreement with Chairman, Tim DeHerrera.  Pursuant to the terms of the agreement, the Chairman will receive an annual salary of $90,000 payable as follows; $7,500 per month for months 1-12 and $10,000 per month for months 13-24.  The parties agreed that if the Company does not have the capital available to compensate the cash portion of the agreement, Mr.DeHerrera shall have the option of converting the fees earned into common stock at $.01 per share.  As additional compensation for services, the Company shall issue common stock of the Company equal up to an amount of 12,000,000 shares upon signing the agreement and an additional 12,000,000 on December 12, 2013.  This agreement supersedes any prior agreements made between the Company and the Chairman.

On December 2, 2011, pursuant to the employment and consulting agreement, Mr. DeHerrera was issued 12,000,000 restricted common shares.

On May 23, 2012, pursuant to the employment consulting agreement, Mr. Powell was issued 2,500,000 common shares.

During the nine month periods endedDecember 31, 2014 and 2013, the Company recorded $22,500 and $22,500 respectively in consulting fees for Mr. Powell increasing the amount due to $142,500.

During the nine month periods endedDecember 31, 2014 and 2013, the Company recorded $90,000 in consulting fees and $609 in expenses for Mr. DeHerrera increasing the amount due to $338,459.

The Company is indebted to its officers as follow:

	December 30,
	2014	2013
James Powell - President	$ 142,500	$ 112,500
Tim DeHererra - Chairman of the Board	338,459	218,459
	$ 480,959	$ 330,959

The amounts consist of unpaid salary and advances made on behalf of the Company.. The loans carry no interest, are unsecured, are due on demand and have no maturity.

During the nine month periods ended December 31, 2014 and 2013, the Company is indebted to Direct Capital Group for $40,034 and $1,595 respectively.

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

As ofDecember 31, 2014, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,319,500 Series A shares were issued and outstanding, (1,319,500 shares as ofDecember 31, 2013).

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

From April 1, 2014 to December 31, 2014, the holders of a convertible notes converted a total of $89,644 of principal and interest into 1,681,759,062 shares of our common stock.

As of December 31, 2014, 7,500,000,000 common shares of par value $0.001 were authorized, of which 6,578,408,070 shares were issued and outstanding, (1,368,864,259 shares as of December 31, 2013).

10. INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	December 31,
	2014	2013
Operating profit (loss) for the nine month period ended December 31	$ 440,375	$ (1,746,286)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ 149,728	$ (593,737)
Unrecognized tax gains (loses)	149,728	(593,737)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $11,351,779 for tax purposes which will expire in 2025 if not utilized beforehand.

11. COMMITMENTS

None.

F-3

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2014 $	March 31, 2014 $
Current Assets	51	---
Current Liabilities	2,200,256	2,888,432
Working Capital (Deficit)	(2,200,205)	(2,888,432)

Cash Flows

	December 31, 2014 $	December 31, 2013 $
Cash Flows from (used in) Operating Activities	(501,182)	(1,489,214)
Cash Flows from (provided by) Financing Activities	501,234	1,488,641
Cash Flows from (used in) Investing Activities	---	---
Net Increase (decrease) in Cash During Period	51	(573)

Results for the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Operating Revenues

The Company’s revenues for the three months ended December 31, 2014 and December 31, 2013 were $0 and $0, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended December 31, 2014 and December 31, 2013 were $0 and $0, respectively.

Gross Profit

The Company’s gross profit for the three months ended December 31, 2014 and December 31, 2013 was $0 and $0 respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2014 and December 31, 2013 were $89,896 and $93,470, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees and professional fees.  The decrease was primarily attributable to a decrease in professional fees.

Net Loss from Operations

The Company’s net loss from operations for the three month periods ended December 31, 2014 and 2013 was $(89,896) and $(93,470) respectively.  The decreased loss is due to normal operating expenses.

Other Income (Expense):

Other income (expense) for the three month periods ended December 31, 2014 and 2013 were $(10,655) and $296,876 respectively.  Other income (expense) consists of change of fair value on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Profit (Loss)

Net profit (loss) for the three month periods ended December 31, 2014 and 2013, was $(100,551) and $203,406 respectively.  The increased loss is due the change in fair value of the derivative liabilities.

Results for the Nine months Ended December 31, 2014 Compared to the Quarter Ended December 31, 2013

Operating Revenues

The Company’s revenues for the nine month periods ended December 31, 2014 and 2013 were $0 and $0, respectively.

Cost of Revenues

The Company’s cost of revenues for the nine month periods ended December 31, 2014 and 2013 were $0 and $0, respectively.

Gross Profit

The Company’s gross profit for the nine month periods ended December 31, 2014 and 2013 was $0 and $0 respectively.

General and Administrative Expenses

General and administrative expenses for the nine month periods ended December 31, 2014 and2013 were $336,288 and $288,051, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees and professional fees.  The increase was primarily attributable to an increase in management fees and professional fees.

Net Loss from Operations

The Company’s net loss from operations for the nine month periods ended December 31, 2014 and 2013 was $(336,288) and $(288,051) respectively.  The increased loss is due to normal operating expenses.

Other Income (Expense):

Other income (expense) for the nine month periods ended December 31, 2014 and 2013 were $776,664 and $(1,458,235).  Other income (expense) consists of change of fair value on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Profit (Loss)

Net profit (loss) for the nine month periods ended December 31, 2014 and 2013 was $440,375 and$(1,746,286) respectively.  The increased profit is due the change in fair value of the derivative liabilities and a decrease in interest on convertible notes.

Results for the Period from March 31, 2009 (inception of Exploration Stage) Through December 31, 2014

Operating Revenues

The Company’s revenues for the period from March 31, 2009 (inception of Exploration Stage) through December 31, 2014 were $0.

Cost of Revenues

The Company’s cost of revenues for the period from March 31, 2009 (inception of Exploration Stage) through December 31, 2014 were $0.

Gross Profit

The Company’s gross profit for the period from March 31, 2009 (inception of Exploration Stage) through December 31, 2014 was $ 0.

General and Administrative Expenses

General and administrative expenses for the period from March 31, 2009 (inception of Exploration Stage) through December 31, 2014 were $8,162,890.  General and administrative expenses consist primarily of consulting fees, management fees, rent, impairment expenses and professional fees appropriate for being a public company.

Net Loss from Operations

The Company’s net loss from operations for the period from March 31, 2009 (inception of Exploration Stage) through December 31, 2014 was $(8,162,890).

Other Income (Expense):

Other income (expenses) for the period from March 31, 2009 (inception of Exploration Stage) through December 31, 2014, was$(3,188,889).

Net Loss

Net loss for the period from March 31, 2009 (inception of Exploration Stage) through December 31, 2014was $(11,351,779).

Liquidity and Capital Resources

As ofDecember 31, 2014, the Company had a cash balance and asset total of $51 and $7,043,565respectively, compared with $0 and $7,043,714 of cash and total assets, respectively, as of March 31, 2014. The increase in cash was due to normal operating activities.

As ofDecember 31, 2014, the Company had total liabilities of $2,200,256 compared with $2,888,432as ofMarch 31, 2014. The decrease in total liabilities was primarily attributed to the decrease in value of derivative liabilities.

The overall working capital increased from $(2,888,432) deficit at March 31, 2014 to $(2,200,205) at December 31, 2014.

Cash Flow from Operating Activities

During the nine months ended December 31, 2014, cash used in operating activities was $(501,182) compared to $(1,489,214) for the nine months ended December 31, 2013.

Cash Flow from Investing Activities

During the nine months ended December 31, 2014 cash used in investing activities was $0 compared to $0 for the nine months ended December 31, 2013.

Cash Flow from Financing Activities

During the nine months ended December 31, 2014, cash provided by financing activity was $501,234 compared to $1,488,641for the nine months ended December 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2013, that was filed with the SEC on July 15, 2013, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended March 31, 2013. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 includes a detailed discussion of our risk factors.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

2. Subsequent Issuances:

From January 1, 2015 until January 5, 2015, the holders of convertible notes converted a total of $0 of principal and interest.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.SUBSEQUENT EVENTS

On January 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.

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

Promissory Notes

On October 31, 2014, the Company executed an Unsecured Convertible Promissory Note with Syndication Capital, LLC in the sum of $48,000, which accrues interest at 8% per annum, with a May 1, 2015 maturity date.  The note contains customary events of default.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Loan Agreement, by and between the Company and Kelly Sundberg, dated December 18, 2006	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.2	Loan Agreement, by and between the Company and Green Shoe, Inc., dated March 26, 2008	Filed with the SEC on March 28, 2008 as part of our Current Report on Form 8-K.
10.3	Employment Agreement, by and between the Company and Paul Watts, dated January 31, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
10.4	Asset Purchase and Sale Agreement, by and between the Company and Murrayfield Limited, dated March 11, 2010	Filed with the SEC on March 23, 2010 as part of our Current Report on Form 8-K.
10.5	Share Issuance Agreement, by and between the Company and Premier Global Corp, dated April 23, 2010	Filed with the SEC on April 28, 2010 as part of our Current Report on Form 8-K.
10.6	Separation Agreement, by and amongst the Company and Kelly Sundberg, Stephen Ronaldson and Paul Watts, dated December 3, 2010	Filed with the SEC on December 7, 2010 as part of our Current Report on Form 8-K/A.
10.7	Share Exchange Agreement, by and between the Company and Joaquin Basin Resources Inc., dated January 20, 2011	Filed with the SEC on January 25, 2011 as part of our Current Report on Form 8-K.
10.8	Agreement for the Sale and Assignment and Affirmation of Obligation, by and amongst the Company, Green Shoe, LLC, and Syndication Capital, LLC, dated January 28, 2011	Filed with the SEC on February 4, 2011 as part of our Current Report on Form 8-K.
10.9	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.10	Form of Convertible Promissory Note, by and between the Company and Holder, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.11	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.12	Form of Convertible Promissory Note, by and between the Company and Holder, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.13	Transfer of Asset by and between, XplorationInc, and Joaquin Basin Resources, dated January 20, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.14	Mineral Rights Purchase Amendment, by and between Xploration Inc. and Joaquin Basin Resources, dated November 21, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.15	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.16	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.17	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.18	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
10.19	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.20	Purchase Agreement by and between the Company and Xploration Incorporated, dated July 31, 2013	Filed with the SEC on August 5, 2013, as part of our Current Report on Form 8-K.
10.21	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.22	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.23	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated August 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated September 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.30	Convertible Promissory Note entered by and between the Company and Gel Properties, LLC, dated December 18, 2013	Filed herewith.
10.31	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated January 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.32	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.33	Convertible Promissory Note entered by and between the Company and LG Capital Funding, LLC, dated March 3, 2014	Filed herewith.
10.34	Convertible Promissory Note entered by and between the Company and Coventry Enterprises, LLC, dated March 3, 2014	Filed herewith.
10.35	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.36	Convertible Promissory Note entered by and between the Company and New Venture Attorneys PC, dated April 1, 2014	Filed herewith
10.37	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated April 30, 2014	Filed with the SEC on August 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.38	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.39	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2014	Filed herewith.
10.40	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2014	Filed herewith.
10.41	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated January 1, 2015	Filed herewith.
16.1	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia LLP.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

GRID PETROLEUM CORP.
Dated: February 17, 2015	/s/ James Powell
JAMES POWELL
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 17, 2015	/s/ Tim DeHerrera
By: Tim DeHerrera Its: Chairman and Director