Form 10-K
period 2015-03-31
Grid Petroleum Corp.
filed 2015-06-30
CIK 1399306

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 12B-25

                          NOTIFICATION OF LATE FILING

SEC File Number: 000-53276

[X] Form 10-K [ *] Form 20-F [ *] Form 11-K *[ *] Form 10-Q [ *] Form 10-D [ *]
Form N-SAR [ *] Form N-CSR

For period ended:
         MARCH 31, 2015
         *
         [ *] Transition Report on Form 10-K

         [ *] Transition Report on Form 20-F

         [ *] Transition Report on Form 11-K

         [ *] Transition Report on Form 10-Q

         [ *] . Transition Report on Form N-SAR

         For the Transition Period Ended: N/A

NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE COMMISSION HAS VERIFIED ANY INFORMATION CONTAINED HEREIN .

PART I - REGISTRANT INFORMATION

Full Name of Registrant:

GRID PETROLEUM CORP.

Address of Principal Executive Office (Street and Number):

720 S. COLORADO BLVD PENTHOUSE NORTH DENVER CO 80246

PART II - RULES 12B-25 (B) AND (C)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without ********************unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

[ *] *(c) The accountant ' s statement or other exhibit required by Rule 12b-25(c) has been attached, if applicable.

PART III - NARRATIVE

The Company could not complete the filing of its Annual Report on Form 10-K for the period ended March 31, 2015 due to a delay in obtaining and compiling information required to be included in the Company's Form 10-


K, which delay could not be eliminated by the Company without unreasonable effort and expense. In accordance with Rule 12b-25 of the Securities Exchange Act of 1934, as amended, the Company will file its Form 10-K no later than the fifteenth calendar day following the prescribed due date.

PART IV - OTHER INFORMATION

(1) *Name and telephone number of person to contact in regard to this notification:




 JAMES POWELL        (720)             590-4730
--------------   -------------   --------------------
 (Name)           (Area Code)     (Telephone Number)

(2) *Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).

Yes [X] No [ *]

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

Yes [ *] No [X]

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                              GRID PETROLEUM CORP.
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.



Dated: *June 30, 2015
/s/James Powell
James Powell
President, CEO, CFO