Form 10-K/A
period 2015-03-31
Grid Petroleum Corp.
filed 2015-07-14
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K/A
(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended March 31, 2015

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

GRID PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Wyoming	000-53276	30-0690324
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

412 N. Main Street, Suite 100, Buffalo, WY 82834
(Address of principal executive offices)

(307) 278-6106
(Registrant’s Telephone Number)

720 South Colorado Blvd., Denver, CO 80246
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2015 was $68,984 based upon the price ($0.00001) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of June 5, 2015, there were 6,898,408,070 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Grid Petroleum Corp for the fiscal year ended March 31, 2015 is to correct that the extension filed on June 30, 2015 was incorrectly filed as a 10-K when in fact it should have been filed as a NT 10-K.  As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, new certifications by the Company ’ s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

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

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “GRPR”, “we”, “us” and “our” are references to Grid Petroleum Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

In August of 2013 Scorpion Rig #1 was moved onto the Garcia #3 location.  The rig drilled to a total depth of 3750 feet with oil shows in the Frio Sands. Pipe was cemented in place and the drilling rig was released.  In October, a work-over unit was moved in to test the target zones.  The lower zones were tested and found to contain natural gas with water produced from the zone.  The decision was made to move up the well and test an oil bearing zone.  This zone was determined to be tight and requiring fracking to accurately determine the potential production of this zone.  The Company was not in agreement with Progas regarding the value of the fracking on this zone and we are waiting on information back from Progas regarding the fracking and any results.  Progas continues to be challenging to work with.

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

The total expenses that Xploration paid on behalf of Joaquin associated with the mineral leases will exceed $1,100,000. Joaquin will get a full carry on the first well drilled.

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

The Geological study was conducted on only the Kreyenhagen Ranch.  Solimar Energy has chosen not to share any of the information generated by the survey done on the Ranch.  As we are not the operator in the Kreyenhagen Trend acreage the Company is dependent on Solimar Energy as it relates to activity in the Trend acreage.  Currently it seems that Solimar is focused on the Ranch properties and not the Trend.  Company management is keeping communication open with Solimar in an attempt to have their focus to expand and include the Trend acreage development.

The Companies participation in the Kreyenhagen Ranch was exchanged out in conjunction with the terms of the asset swap agreement dated October 18, 2013.

SE Jonah Prospect

The Company’s working interest in the remaining SE Jonah Prospect leases was allowed to expire, as the Company’s evaluation of the potential investment was conclusive in the following; the large dollars required to develop this field remained far greater than the possible revenue to be generated over an acceptable time frame.  Primarily, based on the low selling price of natural gas, which is lower than the overall cost of production, and the lack of an infrastructure to allow full production of natural gas from an existing well.  The time frame to develop the required infrastructure is based on the natural gas production to warrant a transportation company committing the funding to build it.  Along with a low selling price for the product signifies that the money will not be spent to drill due to the lack of transportation and the transportation will not happed due to the lack of drilling.  The Company has decided not to be active in this area.

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

Pursuant to the terms and conditions of the Purchase Agreement, the Company shall acquire the Jacolitos Project Property through a purchase agreement for a total purchase price of One Hundred Thousand Dollars ($100,000) (the “Purchase Price”).  This transaction was not completed by the Company.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from March 31, 2009 (date of inception) to March 31, 2015 was $13,216,733. We had cash and cash equivalents in the amount of $0 as of March 31, 2015. We currently do not have any mining operations and we have no income. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

We have reported a net loss of $1,424,579 for the year ended March 31, 2015, and we have an accumulated deficit through March 31, 2015 of $13,216,733.  Without successful exploration and development of our properties any investment in Daybreak could become devalued or worthless.

We have substantial indebtedness.  The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at March 31, 2015 was $2,110,937, which was comprised of a variety of short-term and long-term borrowings; related party notes and payables; trade payables; and Convertible Notes.  The level of indebtedness we have affects our operations in a number of ways.  We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations.  This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

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

Our financial statements for the year ended March 31, 2015 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since inception which raises substantial doubt about our ability to continue as a going concern.  In the event we are not able to continue operations, an investor will likely suffer a complete loss of their investment in our securities.

In the past, we have disclosed material weakness in our internal controls and procedures. If a material weakness reoccurs, this could erode investor confidence, jeopardize our ability to obtain insurance and limit our ability to attract qualified persons to serve at Daybreak.

As of the end of the reporting period, March 31, 2015, an evaluation was conducted by Grid Petroleum’s management, and our Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our internal controls over financial reporting pursuant to Rule 13a-15(e) of the Exchange Act.  Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2015.

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

Our authorized capital stock consists of 7,500,000,000 shares of Common Stock and 20,000,000 shares of preferred stock.  As of March 31, 2015, there were 6,898,408,070 shares of Common Stock and 1,319,500 shares of Series A Convertible Preferred stock outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 412 N. Main Street, Suite 100, Buffalo, WY 82834.  A description of our oil and gas properties is set forth above in this Annual Report under the heading “Business.” As of the date of this filing, the Company has not sought to move our office. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company currently does not own any real property.

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

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCQB for the period from April 1, 2014 through March 31, 2015, based on our fiscal year end March 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015 – High				0.001
2015 – Low				0.0001
2014 – High	0.0002	0.0002	0.0001
2014 – Low	0.0001	0.0001	0.0001

Record Holders

As of March 31, 2015, there were 6,898,408,070 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 18 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

        From April 1, 2014 to June 30, 2014, the holders of convertible notes converted a total of $82,851 of principal and interest into 1,545,892,462 shares of our common stock.

From July 1, 2014 until September 30, 2014, the holders of convertible notes converted a total of $6,793 of principal into 135,866,600 shares of our common stock.

From January 1, 2015 until March 31, 2015, the holders of convertible notes converted a total of $3,200 of principal into 320,000,000 shares of our common stock.

Subsequent Issuances

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

Working Capital

	March 31, 2015 $	March 31, 2014 $
Current Assets	-	-
Current Liabilities	2,954,313	2,888,432
Working Capital (Deficit)	(2,954,313)	(2,888,432)

Cash Flows

	March 31, 2015 $	For the Period from March 31, 2009 (date of inception) to March 31, 2014 $
Cash Flows from (used in) Operating Activities	(2,598,271)	(7,877,110)
Cash Flows from (used in) Investing Activities	-	(11,940,093)
Cash Flows from (used in) Financing Activities	2,598,271	19,813,058
Net Increase (decrease) in Cash During Period	-	-

Results for the Year Ended March 31, 2015 Compared to the Year Ended March 31, 2014

Revenues:

The Company’s revenues were $0 for the year ended March 31, 2015 compared to $0 in 2014.

Cost of Revenues:

The Company’s cost of revenue was $0 for the year ended March 31, 2015, compared to $0 in 2014.

Operating Expenses:

Operating expenses for the year ended March 31, 2015, and March 31, 2014, were $1,324,833 and $761,608, respectively.  Operating expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase is consulting and professional fees.

Other Income (Expense):

Other income (expense) for the year ended March 31, 2015, and March 31, 2014, were $(99,746) and $(3,599,420), respectively.  Other income (expense) consisted of gain or loss on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Loss:

Net loss for the year ended March 31, 2015, was $(1,424,579) compared with a net loss of $(4,361,029) for the year ended March 31, 2014.  The decreased net loss is due to gains on the derivative valuation of convertible notes.

Results for the Period from March 31, 2009 (Inception of Exploration Stage) through March 31, 2015

Revenues:

The Company’s revenues for the period from March 31, 2009 (inception of Exploration Stage) through March 31, 2015 were $0.

Cost of Revenues

The Company’s cost of revenue for the period from March 31, 2009 (inception of Exploration Stage) through March 31, 2015 were $0.

Operating Expenses:

Operating expenses for the period from March 31, 2009 (inception of Exploration Stage) through March 31, 2015 were $9,151,434. Operating expenses consist primarily of consulting fees, officer compensation, management fees, administrative expenses, interest expense and professional fees appropriate for being a public company.

Other Income (Expense):

Other income (expenses) for the period from March 31, 2009 (inception of Exploration Stage) through March 31, 2015, were $(4,065,299).

Net Loss.

Net loss for the period March 31, 2009 (Inception of Exploration Stage) through March 31, 2015, was $(13,216,733). The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

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

As of March 31, 2015, total current assets were $0.

As of March 31, 2015, total current liabilities were $2,954,313, which consisted primarily of accounts payable and accrued expenses and convertible debentures. We had negative net working capital of $(2,954,313) as of March 31, 2015.

During the period from March 31, 2009 (Inception of Exploration Stage) through March 31, 2015, operating activities used cash of $(7,877,110). The cash used by operating activities related to general and administrative expenses and non-cash items related to derivative instruments. Except for cash in the amount of $0 from sales of our products, all of the cash during this period was provided by related party transactions, capital contributions and convertible debentures.

Intangible Assets

The Company’s intangible assets were $0 as of March 31, 2015.

Material Commitments

The Company’s material commitments were $0 as of March 31, 2015.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GRID PETROLEUM CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Index to Consolidated Financial Statements

Scrudato & Co., PA
CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Grid Petroleum, Corp.

We have audited the accompanying balance sheet of Grid Petroleum Corp. as of March 31, 2015 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grid Petroleum Corp. at March 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced substantial losses since its inception and has limited business operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA
Califon, New Jersey

July 9, 2015

7 Valley View Drive Califon, New Jersey 07830 (908) 534-0008
Registered Public Company Accounting Oversight Board Firm

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2015	2014
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Due from related party	16,848	17,048
Oil & gas properties	7,026,666	7,026,666

TOTAL ASSETS	$7,043,514	$7,043,714

LIABILITIES
Current Liabilities:
Bank overdraft	$39	$-
Accounts payable	5,223	9,321
Due to related party	41,888	7,195
Notes payable, net of discount	1,407,492	711,783
Notes payable, interest	147,836	44,296
Derivative liabilities	843,376	1,747,378
Stockholder loans	508,459	368,459
Total Current Liabilities	2,954,313	2,888,432

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized	1,320	1,320
1,319,500 issued and outstanding at March 31, 2015 and March 31, 2014
Common stock, $0.001 par value 7,500,000,000 authorized	6,898,408	4,896,649
6,898,408,070 shares issued and outstanding at March 31, 2015
4,896,649,008 shares issued and outstanding at March 31, 2014
Additional paid in capital	10,525,911	11,169,172
Accumulated other comprehensive loss	4,144	4,144
Deficit accumulated during the development stage	(123,849)	(123,849)
Deficit accumulated during the exploration stage	(13,216,733)	(11,792,154)
Total Stockholders' Equity	4,089,201	4,155,281

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,043,514	$7,043,714

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

			From
			Inception
			(March 31, 2009
	For the years ended		through
	March 31,		March 31,
	2015	2014	2015
Revenue	$-	$-	$-

Operating expenses
Consulting	860,000	534,500	2,403,550
Depreciation	-	-	2,759
Impairment of rights to future exploration costs	-	-	4,825,334
Impairment of oil and gas properties	-	-	85,334
Interest expense	-	-	8,989
Investor relations	-	-	89,753
Management fees	120,000	98,155	316,515
Lease	-	9,931	9,931
Professional fees	156,764	37,103	486,185
Salaries & benefits	-	-	22,294
Other G&A expenses	188,069	81,919	900,791
Loss from operations	(1,324,833)	(761,608)	(9,151,434)

Other income/ (expense)
Change in derivative liability	824,734	(1,630,950)	(870,777)
Interest on convertible notes	(924,481)	(1,968,470)	(3,194,522)
Total other income/expenses	(99,746)	(3,599,420)	(4,065,299)

Profit (Loss) before income taxes	(1,424,579)	(4,361,029)	(13,216,733)

Income taxes	-	-	-

Net Profit (Loss)	$(1,424,579)	$(4,361,029)	$(13,216,733)

Other comprehensive gain (loss)
Loss on elimination of convertible notes	-	119,505	-
Foreign currency translation adjustments	-	-	4,144
Comprehensive Profit (Loss)	(1,424,579)	(4,241,524)	(13,212,589)

Per share information
Basic, weighted number of common shares outstanding	6,481,622,805	1,797,458,565
Net profit (loss) per common share	(0.0002)	(0.0024)

The accompanying notes are an integral part of these consolidated financial statements

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM FORMATION, (SEPTEMBER 19, 2006) TO MARCH 31, 2015

						Deficit	Deficit
					Accumulated	Accumulated	Accumulated
				Additional	Other	during the	during the	Total
Preferred Stock		Common Stock		Paid-In	Comprehensive	Exploration	Development	Shareholders'
Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Stage	Equity

Beginning balances, September 19, 2006	-	$-	52,000,000	$26,000	$-	$-	$-	$-	$26,000
Shares issued pursuant to subscriptions
November 15, 2006 at $0.0005	-	-	25,500,000	25,500	-	-	-	-	25,500
Shares issued for acquisition of
subsidiary at $0.05	-	-	2,000	107	-	-	-	-	107
Shares issued pursuant to subscriptions									-
March 30, 2007	-	-	4,540,000	22,700	-	-	-	-	22,700
Non-cash use of premises contributed
by a director	-	-	-	-	2,250	-	-	-	2,250
Net (loss) for the period	-	-	-	-	-	(857)	(31,138)	-	(31,995)
Balances March 31, 2007	-	$-	82,042,000	$74,307	$2,250	$(857)	$(31,138)	$-	$44,562

Non-cash use of premises contributed
by a director	-	-	-	-	6,000	-	-	-	6,000
Net income (loss) for the year	-	-	-	-	-	5,152	(82,075)	-	(76,923)
Balances March 31, 2008	-	$-	82,042,000	$74,307	$8,250	$4,295	$(113,213)	$-	$(26,361)

Non-cash use of premises contributed
by a director	-	-	-	-	6,000	-	-	-	6,000
Net income (loss) for the year	-	-	-	-	-	504	(60,062)	-	(59,558)
Balances March 31, 2009	-	$-	82,042,000	$74,307	$14,250	$4,799	$(173,275)	$-	$(79,919)

Non-cash use of premises contributed
by a director	-	-	-	-	5,000	-	-	-	5,000
Forgiveness of shareholder's loan	-	-	-	-	27,500	-	-	-	27,500
Forgiveness of fees payable to a consultant	-	-	-	-	3,813	-	-	-	3,813
Legal fees paid by a shareholder	-	-	-	-	3,569	-	-	-	3,569
Shares issued pursuant to subscriptions
March 9, 2010 at $0.40	-	-	1,250,000	1,250	498,750	-	-	-	500,000
Excess of price paid to related party for									-
oil & gas properties over related party's cost	-	-	-	-	(220,000)	-	-	-	(220,000)
Stock cancelled March 17, 2010	-	-	(18,002,000)	(10,267)	10,267	-	-	-	-
Imputed interest on shareholders' loan	-	-	-	-	2,318	-	-	-	2,318
Net (loss) for the year	-	-	-	-	-	(655)	-	(123,849)	(124,504)
Balances March 31, 2010	-	$-	65,290,000	$65,290	$345,467	$4,144	$(173,275)	$(123,849)	$117,777

						Deficit	Deficit
					Accumulated	Accumulated	Accumulated
				Additional	Other	during the	during the	Total
Preferred Stock		Common Stock		Paid-In	Comprehensive	Exploration	Development	Shareholders'
Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Stage	Equity

Shares issued pursuant to agreement
May 14, 2010 at $1.48 and;	-	-	134,420	134	199,866	-	-	-	200,000
September 28, 2010 at $0.75	-	-	266,667	267	199,733	-	-	-	200,000
Shares issued for consulting
June 30, 2010 at $0.82	-	-	50,000	50	40,900	-	-	-	40,950
Shares issued for consulting
October 18, 2010 at $0.39	-	-	50,000	50	19,450	-	-	-	19,500
Shares issued for consulting
November 15, 2010 at $0.39	-	-	150,000	150	58,350	-	-	-	58,500
Shares issued to retire debt
February 1, 2011 at $0.05	-	-	1,300,000	1,300	62,171	-	-	-	63,471
Shares issued for services
January 3, 2011 at $0.02	-	-	6,000,000	6,000	87,000				93,000
Shares issued for acquisition of
subsidiary at $0.12	-	-	62,000,000	62,000	7,368,900	-	-	-	7,430,900
Net (loss) for the year	-	-	-	-	-	-	(834,271)	-	(834,271)
Balances March 31, 2011	-	$-	135,241,087	$135,241	$8,381,837	$4,144	$(1,007,546)	$(123,849)	$7,389,827

Consulting fees issued by shares
August 18, 2011	-	-	500,000	500	14,500	-	-	-	15,000
Conversion of debt to stock August 29 -
September 21, 2011	-	-	9,406,149	9,406	169,527	-	-	-	178,933
Conversion of debt to stock November 28-									-
December 8, 2011	-	-	11,295,545	11,296	76,518	-	-	-	87,814
Service fees issued by shares Dec 2, 2011	-	-	12,000,000	12,000	84,000	-	-	-	96,000
Shares returned Treasury - preliminary
transaction	-	-	(3,198,528)	(3,199)	3,199	-	-	-	-
Conversion of debt to stock January 6 -
February 9, 2012	-	-	12,815,862	12,816	104,988	-	-	-	117,804
Consulting fees issued by shares Feb 2, 2012	-	-	1,684,427	1,685	15,160				16,845
Preferred stock issued in acquiring
subsidiary	2,076,000	2,076	-	-	4,149,924	-	-	-	4,152,000
Preferred stock converted to common	(111,000)	(111)	22,200,000	22,200	(22,089)	-	-	-	-
Net (loss) for the year	-	-	-	-	-	-	(621,639)	-	(621,639)
Balances for March 31, 2012	1,965,000	1,965	201,944,542	201,945	12,977,564	4,144	(1,629,185)	(123,849)	11,432,583

						Deficit	Deficit
					Accumulated	Accumulated	Accumulated
				Additional	Other	during the	during the	Total
Preferred Stock		Common Stock		Paid-In	Comprehensive	Exploration	Development	Shareholders'
Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Stage	Equity

Reclassification of loss on convertible notes	-	-	-	-	-	(119,505)	119,505	-	-
Reclassification of conversion of notes	-	-	-	-	(117,804)	-	-	-	(117,804)
Preferred stock converted to common	(80,000)	(80)	16,000,000	16,000	(15,920)	-	-	-	-
Shares issued for consulting
May 17, 2012 at $0.01	-	-	1,514,101	1,514	13,627	-	-	-	15,141
Shares issued for consulting
May 23, 2012 at $0.01	-	-	2,500,000	2,500	22,500	-	-	-	25,000
Shares issued for loan agreement	-	-	1,000,000	1,000	9,000	-	-	-	10,000
Conversion of promissory notes to stock
July 12, 2012 - September 18, 2012	-	-	25,715,010	25,715	66,885	-	-	-	92,600
Elimination of derivative liabilities
July 12, 2012 - September 18, 2012	-	-	-	-	93,398	-	-	-	93,398
Preferred stock converted to common	(328,000)	(328)	65,600,000	65,600	(65,272)	-	-	-	-
Preferred stock converted to common	(125,000)	(125)	25,000,000	25,000	(24,875)	-	-	-	-
Conversion of promissory notes to stock
October 5, 2012 - December 21, 2012	-	-	49,508,657	49,508	35,012	-	-	-	84,520
Elimination of derivative liabilities
October 5, 2012 - December 21, 2012	-	-	-	-	92,876	-	-	-	92,876
Conversion of promissory notes to stock
January 8, 2013 - March 21, 2013	-	-	177,789,278	177,789	(79,869)	-	-	-	97,920
Elimination of derivative liabilities
October 5, 2012 - December 21, 2012	-	-	-	-	114,480	-	-	-	114,480
Net (loss) for the year	-	-	-	-	-	-	(5,801,940)	-	(5,801,940)
Balances for March 31, 2013	1,432,000	1,432	566,571,588	566,571	13,121,602	(115,361)	(7,311,620)	(123,849)	6,138,774

						Deficit	Deficit
					Accumulated	Accumulated	Accumulated
				Additional	Other	during the	during the	Total
Preferred Stock		Common Stock		Paid-In	Comprehensive	Exploration	Development	Shareholders'
Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Stage	Equity
Conversion of promissory notes to stock
April 8, 2013 - May 22, 2013	-	-	136,159,247	136,159	(101,059)	-	-	-	35,100
Elimination of derivative liabilities
April 8, 2013 - May 22, 2013	-	-	-	-	47,964	-	-	-	47,964
Conversion of promissory notes to stock
July 16, 2013 - September 19, 2013	-	-	553,633,424	553,633	(432,364)	-	-	-	121,269
Elimination of derivative liabilities
July 16, 2013 - September 19, 2013	-	-	-	-	941,748	-	-	-	941,748
Conversion of promissory notes to stock
October 1, 2013 - December 30, 2013	-	-	1,124,666,667	1,124,667	(989,656)	-	-	-	135,011
Elimination of derivative liabilities
October 1, 2013 - December 30, 2013	-	-	-	-	156,129	-	-	-	156,129
Conversion of promissory notes to stock
January 7, 2014 - March 20, 2014	-	-	2,404,368,082	2,404,368	(2,190,562)	-	-	-	213,807
Elimination of derivative liabilities
January 7, 2014 - March 20, 2014	-	-	-	-	708,956	-	-	-	708,956
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	17,551	-	-	-	17,551
Preferred stock converted to common	(112,500)	(113)	112,500,000	112,500	(112,388)	-	-	-	-
Common shares retired	-	-	(1,250,000)	(1,250)	1,250	-	-	-	-
Reclassification of loss on convertible notes	-	-	-	-	-	119,505	(119,505)	-	-
Net (loss) for the year	-	-	-	-	-	-	(4,361,029)	-	(4,361,029)
Balances for March 31, 2014	1,319,500	1,320	4,896,649,008	4,896,649	11,169,172	4,144	(11,792,154)	(123,849)	4,155,281

Conversion of promissory notes to stock
April 1, 2014 - June 26, 2014	-	-	1,545,892,462	1,545,892	(1,463,042)	-	-	-	82,851
Elimination of derivative liabilities
April 1, 2014 - June 26, 2014	-	-	-	-	148,436	-	-	-	148,436
Conversion of promissory notes to stock
August 28, 2014	-	-	135,866,600	135,867	(129,073)	-	-	-	6,793
Elimination of derivative liabilities
August 28, 2014	-	-	-	-	9,573	-	-	-	9,573
Conversion of promissory notes to stock
January 29, 2015	-	-	320,000,000	320,000	(316,800)	-	-	-	3,200
Elimination of derivative liabilities
January 29, 2015	-	-	-	-	3,646	-	-	-	3,646
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	1,104,000	-	-	-	1,104,000
Net (loss) for the year	-	-	-	-	-	-	(1,424,579)	-	(1,424,579)
Balances for March 31, 2015	1,319,500	1,320	6,898,408,070	6,898,408	10,525,912	4,144	(13,216,733)	(123,849)	4,089,201

The accompanying notes are an integral part of these consolidated financial statements

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
			Inception
	For the years ended		(March 31, 2009
	March 31,		through
	2015	2014	March 31, 2015)
Operating Activities:
Net profit (loss) in exploration stage	$(1,424,579)	$(4,361,029)	$(13,216,733)
Net loss in development stage	-	-	(123,849)
Adjustment to reconcile net loss to net cash used
in operating activities
Impairment of rights to future exploration costs	-	663,967	4,825,334
Impairment of oil and gas properties	-	-	85,334
Depreciation	-	-	2,759
Change in debt discount	(369,333)	(60,209)	(429,542)
Change in derivative liabilities	(904,002)	1,034,072	843,376
Changes in assets and liabilities:
Increase (decrease) in interest payable	103,541	37,577	147,836
Increase (decrease) in accounts payable	(4,099)	(16,794)	5,223
Decrease (increase) in due from related party	200	(17,048)	(16,848)
Net cash provided by operating activities	(2,598,271)	(2,719,463)	(7,877,110)
Investing Activities:
Purchase/disposal of equipment	-	-	(2,759)
Purchase of oil & gas properties	-	-	(11,937,334)
Net cash used in investing activities	-	-	(11,940,093)
Financing Activities:
Bank overdraft	39	-	39
Proceeds from note payable	1,065,042	183,551	1,837,034
Proceeds from stockholders' loans	140,000	150,609	508,459
Due to related party	34,693	7,195	41,888
Issuance of preferred stock	-	(113)	1,320
Issuance of common stock	1,358,498	2,377,648	17,424,319
Net cash provided by financing activities	2,598,271	2,718,891	19,813,058
Accumulated other comp income	-	-	4,144
Net increase/(decrease) in cash	0	(573)	(0)
Cash, beginning of period	-	573	-
Cash, end of period	$0	$0	$(0)

Supplementary disclosure for non-cash
investing and financing activities
Forgiveness of accounts payable-related parties	-	-	7,382
Forgiveness of shareholder's loan	-	-	27,500
Stock issued to retire debt	-	-	733,062
Swap of a portion of oil & gas properties for
rights to future exploration costs	-	-	4,825,334

The accompanying notes are an integral part of these consolidated financial statements

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As of March 31, 2015, the Company does not believe any adjustment for impairment is required.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as of March 31, 2015.

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

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the forward stock split affected on January 14, 2008 (see Note 12).  Diluted earnings (loss) per share is equal to the basic per share for the years ended March 31, 2015 and 2014. Common stock equivalents are not included in the loss per share since they are anti-dilutive.  All per share amounts have been adjusted for the forward stock split.

Fair Value of Financial Instruments

The carrying value of cash, notes payable, and accounts at March 31, 2015 and 2014 reflected in these financial statements approximates their fair value due to the short-term maturity of these financial instruments.

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
NOTES TO FINANCIAL STATEMENTS

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

On January 20, 2011, the Company purchased, through its subsidiary Joaquin Basin Resources Inc., a 50% working interest (37% net revenue interest) in a mineral lease on 4,000 acres in Kings and Fresno counties in California. The lease was initially recorded at the cost of issuing 62,000,000 common shares.  On January 20, 2012, 2,076,000 shares of convertible preferred stock were issued in concluding the Joaquin Basin purchase agreement. The cost of the issue, $4,152,000, was based on the value of preferred stock as if converted to common stock. The total cost, $7,026,666, was supported by a volumetric analysis.

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

Impairment of the California properties from their recorded acquisition values was considered at March 31, 2015 and 2014.  Management considered that there were no changes in circumstances that would warrant impairment from the estimated values indicated by independently prepared geological reports.

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
NOTES TO FINANCIAL STATEMENTS

3. OIL AND GAS PROPERTIES (continued)

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

Oil and gas properties are summarized as follow as at March 31, 2015:

Proved
Unconventional Acreage	$7,026,666

4. NOTE PAYABLE

Notes payable comprised as the following:

	March 31,	March 31,
	2015	2014
Asher Note #4	13,000	13,000
Asher Note #11	-	400
Asher Note #13	-	10,425
Asher Note #14	-	32,500
Special Situations	21,491	21,491
Direct Capital #1	70,671	70,671
Direct Capital #2	380,800	384,000
Direct Capital #3	360,000	-
Direct Capital #4	360,000	-
Direct Capital #5	240,000	-
Syndication Capital #1	5,000	5,000
Syndication Capital #2	14,072	14,072
Syndication Capital #3	11,000	11,000
Syndication Capital #4	11,000	11,000
Syndication Capital #5	11,000	11,000
Syndication Capital #6	16,000	16,000
Syndication Capital #7	16,000	16,000
Syndication Capital #8	16,000	16,000
Syndication Capital #9	16,000	16,000
Syndication Capital #10	16,000	16,000
Syndication Capital #11	16,000	16,000
Syndication Capital #12	48,000	-
Syndication Capital #13	48,000	-
Syndication Capital #14	48,000	-
Gel Properties #2	-	22,190
Coventry Enterprises #2	20,000	40,243
LG Capital Funding	29,000	29,000
New Venture Attorneys	50,000	-
	$1,837,034	$771,993
Debt discount	(429,542)	(60,209)
Notes payable, net of discount	$1,407,492	$711,783
Accrued interest	147,836	44,296
	$2,962,821	$1,467,862

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4. NOTE PAYABLE (continued)

Asher Note #4

On April 4, 2013, the Company arranged a debt swap under which a Special Situations Fund note for $40,000 was transferred to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the years ended March 31, 2015 and 2014, the Company accrued $2,860 and $2,993 respectively in interest expense.

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

During the years ended March 31, 2015 and 2014, the Company recorded a gain of $20,307 and a loss of $78,686 respectively due to the change in value of the derivative liability.

At March 31, 2015 and 2014, principal balance of $13,000 and $13,000 respectively, accrued interest of $5,853 and $2,993 respectively, and a derivative liability of $21,088 and $41,395 respectively was recorded.

Asher Note #11

On November 2, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 6, 2013.  During the years ended March 31, 2015 and 2014, the Company accrued $0 and $1,466 respectively in interest expense.

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

During the year ended March 31, 2015 the Company recorded a credit of $400 to the principal balance with a corresponding increase to additional paid in capital.  As per Asher Enterprises, the note has fully converted and has a zero balance due.

At March 31, 2015 and 2014, principal balance of $0 and $400 respectively, accrued interest of $0 and $0 respectively, a debt discount of $0 and $0 respectively and a derivative liability of $0 and $0 respectively was recorded.

Asher Note #13

On June 16, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the years ended March 31, 2015 and 2014, the Company accrued $0 and $1,660 respectively in interest expense.

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4. NOTE PAYABLE (continued)

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

During the years ended March 31, 2015 and 2014, the Company recorded a gain of $14,847 and a loss of $29,227 respectively due to the change in value of the derivative liability during the period.

During the year ended March 31, 2015 the Company issued an aggregate of 230,500,000 common shares upon the conversion of principal amount of $10,425 and interest amount of $1,100.  The derivative liability amounting to $21,196 was re-classified to additional paid in capital.

At March 31, 2015 and 2014, principal balance of $0 and $10,425 respectively, accrued interest of $0 and $1,660 respectively, a debt discount of $0 and $0 respectively and a derivative liability of $0 and $36,043 respectively was recorded.

Asher Note #14

On August 2, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $32,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 5, 2014.  During the years ended March 31, 2015 and 2014, the Company accrued $0 and $1,710 respectively in interest expense.

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

During the years ended March 31, 2015 and 2014, the Company recorded a gain of $56,576 and a loss of $87,045 respectively due to the change in value of the derivative liability during the period, and a debt discount of $9,328 and $15,991 respectively was accreted to the statement of operations.

During the years ended March 31, 2014 the Company issued an aggregate of 676,000,000 common shares upon the conversion of principal amount of $32,500 and interest amount of $1,300.  The derivative liability amounting to $55,789 was re-classified to additional paid in capital.

At March 31, 2015 and 2014, principal balance of $0 and $32,500 respectively, accrued interest of $0 and $1,710 respectively, a debt discount of $0 and $9,328 respectively and a derivative liability of $0 and $112,365 respectively was recorded.

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4. NOTE PAYABLE (continued)

Special Situations Fund One Note

On March 12, 2012, the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was transferred to Special Situations Fund One for the Asher note plus an additional $21,491, for a total of $61,491.  On April 4, 2013, the Company transferred $40,000 of the note to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 12, 2012.  During the years ended March 31, 2015 and 2014, the Company accrued $1,719 and $14,128 respectively in interest expense.

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

During the years ended March 31, 2015 and 2014, the Company recorded gains of $36,521 and $6,293 due to the change in value of the derivative liability during the period.

At March 31, 2015 and 2014, principal balance of $21,491 and $21,491 respectively, accrued interest of $11,030 and $19,047 respectively, and a derivative liability of $37,781 and $74,302 respectively was recorded.

Direct Capital Note #1

On March 31, 2012, the Company entered into a debt settlement agreement with Direct Capital Group, Inc., whereby the Company exchanged $70,671 in total outstanding debt into Convertible Preferred Shares of the Company. Each of the Convertible Preferred shares will convert into common shares of the Company with the conversion price being the lesser of $0.001 or shall equal the variable conversion price (the “Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the market price (the “Market Price”). The
Market Price means the average of the lowest six (3) Trading Prices for the Common Stock during the ten (10) Trading day period ending on the latest complete Trading Day prior to the Conversion Date. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 31, 2012, the Company recorded an initial derivative liability of $94,326 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the years ended March 31, 2015 and 2014, the Company recorded a gain of $122,773 and a loss of $151,081 due to the change in value of the derivative liability during the period.

At March 31, 2015 and 2014, principal balance of $70,671 and $70,671 respectively and a derivative liability of $126,882 and $249,655 respectively was recorded.

Direct Capital Note #2

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $384,000.   The promissory note is unsecured, bears interest at 6% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date shall bear interest at the rate of 12% per annum.  During the years ended March 31, 2015 and 2014, the Company accrued $46,016 and $11,425 respectively in interest expense.

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

During the years ended March 31, 2015 and 2014, the Company recorded a gain of $457,279 and a loss of $669,841 respectively due to the change in value of the derivative liability during the period, and a debt discount of $1,474 and $266,856 respectively was accreted to the statement of operations.

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4. NOTE PAYABLE (continued)

During the years ended March 31, 2014 the Company issued an aggregate of 320,000,000 common shares upon the conversion of principal amount of $3,200.  The derivative liability amounting to $3,646 was re-classified to additional paid in capital.

At March 31, 2015 and 2014, principal balance of $380,800 and $384,000 respectively, accrued interest of $57,441 and $11,425 respectively, a debt discount of $0 and $1,474 respectively and a derivative liability of $477,246 and $938,171 respectively was recorded.

Direct Capital Note #3

On October 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the years ended March 31, 2015 and 2014, the Company accrued $14,282 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 1, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the years ended March 31, 2015 and 2014 debt discount of $359,011 and $0 respectively was accreted to the statement of operations.

At March 31, 2015 and 2014, principal balance of $360,000 and $0 respectively, accrued interest of $14,282 and $0 respectively, and debt discount of $989 and $0 respectively was recorded.

Direct Capital Note #4

On January 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the years ended March 31, 2015 and 2014, the Company accrued $7,022 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 1, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the years ended March 31, 2015 and 2014 debt discount of $177,017 and $0 respectively was accreted to the statement of operations.

At March 31, 2015 and 2014, principal balance of $360,000 and $0 respectively, accrued interest of $7,022 and $0 respectively, and debt discount of $182,983 and $0 respectively was recorded.

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4. NOTE PAYABLE (continued)

Direct Capital Note #5

On March 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the years ended March 31, 2015 and 2014, the Company accrued $0 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On March 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the years ended March 31, 2015 and 2014 debt discount of $0 and $0 respectively was accreted to the statement of operations.

At March 31, 2015 and 2014, principal balance of $240,000 and $0 respectively, accrued interest of $0 and $0 respectively, and debt discount of $240,000 and $0 respectively was recorded.

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

During the years ended March 31, 2015 and 2014, the Company recorded a gain of $8,686 and $324,511 respectively due to the change in value of the derivative liability during the period.

At March 31, 2015 and 2014, principal balance of $5,000 and $5,000 respectively and a derivative liability of $8,977 and $17,663 respectively was recorded.

Syndication Capital Note #2

On July 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $14,072.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4. NOTE PAYABLE (continued)

During the years ended March 31, 2015 and 2014, the Company accrued $3,096 and $1,059 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At March 31, 2015 and 2014, principal balance of $14,072 and $14,072 respectively and accrued interest of $4,155 and $1,059 respectively was recorded.

Syndication Capital Note #3

On July 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the years ended March 31, 2015 and 2014, the Company accrued $2,420 and $828 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At March 31, 2015 and 2014, principal balance of $11,000 and $11,000 respectively and accrued interest of $3,248 and $828 respectively was recorded.

Syndication Capital Note #4

On August 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the years ended March 31, 2015 and 2014, the Company accrued $2,420 and $636 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At March 31, 2015 and 2014, principal balance of $11,000 and $11,000 respectively and accrued interest of $3,056 and $636 respectively was recorded.

Syndication Capital Note #5

On September 30, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4. NOTE PAYABLE (continued)

During the years ended March 31, 2015 and 2014, the Company accrued $2,413 and $436 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At March 31, 2015 and 2014, principal balance of $11,000 and $11,000 respectively and accrued interest of $2,849 and $436 respectively was recorded.

Syndication Capital Note #6

On October 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the years ended March 31, 2015 and 2014, the Company accrued $3,330 and $530 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At March 31, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $3,860 and $530 respectively was recorded.

Syndication Capital Note #7

On November 30, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the years ended March 31, 2015 and 2014, the Company accrued $3,140 and $424 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At March 31, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $3,564 and $424 respectively was recorded.

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4. NOTE PAYABLE (continued)

Syndication Capital Note #8

On December 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the years ended March 31, 2015 and 2014, the Company accrued $2,952 and $316 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At March 31, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $3,268 and $316 respectively was recorded.

Syndication Capital Note #9

On January 31, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the years ended March 31, 2015 and 2014, the Company accrued $2,765 and $207 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At March 31, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $2,972 and $207 respectively was recorded.

Syndication Capital Note #10

On February 28, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the years ended March 31, 2015 and 2014, the Company accrued $2,575 and $109 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At March 31, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $2,684 and $109 respectively was recorded.

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4. NOTE PAYABLE (continued)

Syndication Capital Note #11

On March 31, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the years ended March 31, 2015 and 2014, the Company accrued $2,387 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At March 31, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $2,387 and $0 respectively was recorded.

Syndication Capital Note #12

On April 30, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the years ended March 31, 2015 and 2014, the Company accrued $6,286 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On April 30, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the years ended March 31, 2015 and 2014 debt discount of $48,000 and $0 respectively was accreted to the statement of operations.

At March 31, 2015 and 2014, principal balance of $48,000 and $0 respectively and accrued interest of $6,286 and $0 respectively was recorded.

Syndication Capital Note #13

On July 31, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the years ended March 31, 2015 and 2014, the Company accrued $3,624 and $0 respectively in interest expense.

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4. NOTE PAYABLE (continued)

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On July 31, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the years ended March 31, 2015 and 2014 debt discount of $48,000 and $0 respectively was accreted to the statement of operations.

At March 31, 2015 and 2014, principal balance of $48,000 and $0 respectively and accrued interest of $3,624 and $0 respectively was recorded.

Syndication Capital Note #14

On October 31, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the years ended March 31, 2015 and 2014, the Company accrued $1,589 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the years ended March 31, 2015 and 2014 debt discount of $42,564 and $0 respectively was accreted to the statement of operations.

At March 31, 2015 and 2014, principal balance of $48,000 and $0 respectively, debt discount of $5,436 and $0 respectively, and accrued interest of $1,589 and $0 respectively was recorded.

Gel Properties, LLC Note #2

On August 8, 2013, the Company issued a convertible promissory note to Gel Properties, LLC.  Under the terms of the note, the Company has borrowed a total of $50,000 from Gel Properties, LLC, which accrues interest at an annual rate of 6% and has a maturity date of August 8, 2015.  The note also contains customary events of default.
During the years ended March 31, 2015 and 2014, the Company accrued $71 and $1,815 respectively in interest expense.

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

During the years ended March 31, 2015 and 2014, the Company recorded a gain of $5,863 and a loss of $98,327 respectively due to the change in value of the derivative liability during the period and a debt discount of $11,111 and $38,889 respectively was accreted to the statement of operations.

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4. NOTE PAYABLE (continued)

During the years ended March 31, 2014 the Company issued an aggregate of 370,392,462 common shares upon the conversion of principal amount of $22,190 and interest amount of $1,886.  The derivative liability amounting to $52,969 was re-classified to additional paid in capital.

At March 31, 2015 and 2014, principal balance of $0 and $22,190 respectively, accrued interest of $0 and $1,815 respectively, a debt discount of $0 and $11,111 respectively and a derivative liability of $0 and $58,832 respectively was recorded.

Coventry Enterprises Note #2

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $4,000 in principal and $46,000 in interest was transferred to Coventry Enterprises, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on March 3, 2015.  During the years ended March 31, 2015 and 2014, the Company accrued $1,661 and $198 respectively in interest expense.

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

During the years ended March 31, 2015 and 2014, the Company recorded a gain of $59,285 and a loss of $129,087 respectively due to the change in value of the derivative liability during the period and debt discount of $21,275 and $28,725 respectively was accreted to the statement of operations.

During the year ended March 31, 2015 the Company issued an aggregate of 404,866,600 common shares upon the conversion of principal amount of $20,243.  The derivative liability amounting to $27,655 was re-classified to additional paid in capital.

At March 31, 2015 and 2014, principal balance of $20,000 and $40,243 respectively, accrued interest of $1,859 and $198 respectively, a debt discount of $0 and $21,275 respectively and a derivative liability of $29,566 and $116,506 respectively was recorded.

LG Capital Funding Note

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $40,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on March 3, 2015.  During the years ended March 31, 2015 and 2014, the Company accrued $2,676 and $143 respectively in interest expense.

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

During the years ended March 31, 2015 and 2014, the Company recorded a gain of $50,380 and a loss of $120,481 respectively due to the change in value of the derivative liability during the period and a debt discount of $17,021 and $22,979 respectively was accreted to the statement of operations.

At March 31, 2015 and 2014, principal balance of $29,000 and $29,000 respectively, accrued interest of $2,819 and $143 respectively, a debt discount of $0 and $17,021 respectively and a derivative liability of $52,066 and $102,446 respectively was recorded.

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4. NOTE PAYABLE (continued)

New Venture Attorneys Note

On April 1, 2014, the Company issued a convertible promissory note to New Venture Attorneys PC for legal fees.  Under the terms of the note, the Company has borrowed a total of $50,000 from New Venture Attorneys PC, which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2015.  The note also contains customary events of default.  During the years ended March 31, 2015 and 2014, the Company accrued $3,989 and $0 respectively in interest expense.

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

During the years ended March 31, 2015 and 2014, the Company recorded a loss of $7,782 and $0 respectively due to the change in value of the derivative liability during the period and a debt discount of $49,866 and $0 respectively was accreted to the statement of operations.

At March 31, 2015 and 2014, principal balance of $50,000 and $0 respectively, accrued interest of $3,989 and $0 respectively, a debt discount of $134 and $0 respectively and a derivative liability of $89,769 and $0 respectively was recorded.

5. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the years ended March 31, 2015 and 2014, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $81,987 and $1,257,919 respectively. During the years ended March 31, 2015 and 2014, $92,844 and $551,188 respectively of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the years ended March 31, 2015 and 2014, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $161,255 and $1,854,797 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the years ended March 31, 2015 and 2014, the Company recognized a gain of $824,737 and a loss of $1,630,950 respectively based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	March 31,	March 31,
	2015	2014
Balance, beginning of year	$1,747,378	$713,306
Initial recognition of derivative liability	81,987	1,257,919
Conversion of derivative instruments to Common Stock	(161,255)	(1,854,797)
Mark-to-Market adjustment to fair value	(824,734)	1,630,950
Balance, end of year	$843,376	$1,747,378

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

On March 3, 2015, Tim DeHerrera, resigned from his position with the Company as Treasurer, Secretary and a member of the Board. His resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

7. RELATED PARTY TRANSACTIONS (continued)

On March 3, 2015, James Powell was appointed as the Company’s Treasurer, Secretary and as a member of the Board.

During the years ended March 31, 2015 and 2014, the Company recorded $30,000 and $30,000 respectively in consulting fees for Mr. Powell increasing the amount due to $150,000.

During the years ended March 31, 2015 and 2014, the Company recorded $110,000 and $120,609 respectively in consulting fees and other expenses for Mr. DeHerrera increasing the amount due to $358,459.

The Company is indebted to its officers as follow:
	March 31,
	2015	2014
James Powell - President	$150,000	$120,000
Tim DeHerrera - Chairman of the Board	358,459	248,459
	$508,459	$368,459

The amounts consist of unpaid salary and advances made on behalf of the Company.  The loans carry no interest, are unsecured, are due on demand and have no maturity.

During the years ended March 31, 2015 and 2014 Direct Capital Group funded the Company $1,027,319 and $385,425. $1,017,319 of notes and interest were converted into 320,000,000 shares of the company’s common stock during the March 31, 2015 fiscal year.

During the years ended March 31, 2015 and 2014, the Company is indebted to Direct Capital Group for $34,693 and $7,194 respectively.

During the years ended March 31, 2015 and 2014 accrued debt to Syndication Capital Group of $147,617 and $182, 997 which was converted into convertible debt.

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
NOTES TO FINANCIAL STATEMENTS

8. PREFERRED STOCK (continued)

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

As of March 31, 2015, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,319,500 Series A shares were issued and outstanding, (1,319,500 shares as of March 31, 2014).

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

Pursuant to consulting agreements with two advisors, common stock was issued for services:

Date Issued	Shares	Price Per Share	Expense
December 31, 2010	50,000	$0.82	Consulting $40,950
October 18, 2010	50,000	$0.39	Consulting $19,500
November 15, 2010	150,000	$0.39	Consulting $58,500

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

9. COMMON STOCK (continued)

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
NOTES TO FINANCIAL STATEMENTS

9. COMMON STOCK (continued)
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

From April 1, 2014 to March 31, 2015, the holders of a convertible notes converted a total of $92,844 of principal and interest into 2,001,759,062 shares of our common stock.

As of March 31, 2015, 7,500,000,000 common shares of par value $0.001 were authorized, of which 6,578,408,070 shares were issued and outstanding, (4,896,649,008 shares as of March 31, 2014).

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

10. INCOME TAXES

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	March 31,
	2015	2014
Operating profit (loss) for the year ended March 31	$(1,324,833)	$(761,608)
Average statutory tax rate	34%	34%
Expected income tax provisions	$(450,443)	$(258,947)
Unrecognized tax gains (loses)	(450,443)	(258,947)
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $13,216,733 for tax purposes which will expire in 2025 if not utilized beforehand.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

(a)    Previous independent registered public accounting firm

(i)
On October 16, 2014, after review and recommendation by its board of directors, the Company dismissed W.T. Uniack & Co., CPAs P.C. (“Uniack”) as the Registrant’s independent registered public accounting firm.

(ii)
Uniack’s audit report for the Registrant’s fiscal year ended March 31, 2013 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Registrant to continue as a going concern.

(iii)
During the Registrant’s two most recent fiscal years there were no disagreements between the Registrant and Uniack regarding any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Uniack, would have caused Uniack to make reference to the subject matter of the disagreement(s) in connection with its reports; and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

(iv)
The Registrant has provided Uniack with a copy of Form 8-K prior to its filing with the U.S. Securities and Exchange Commission (“SEC”) and requested Uniack to furnish to the Registrant a letter addressed to the SEC stating whether it agrees with the statements made by the Registrant and, if not, stating the respects in which it does not agree.  When received, a copy of Uniack’s response letter will be filed as an Exhibit to an amendment of this Current Report.

(b)   New independent registered public accounting firm

(i)	On October 16, 2014, the Registrant engaged John Scrudato, CPA, as its independent registered public accounting firm (“Scrudato”).

(ii)
During the Registrant’s two most recent fiscal years and through the date of this report, the Registrant did not consult with Scrudato regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered regarding the Registrant’s financial statements, and no written or oral advice was provided by Scrudato that was an important factor considered by the Registrant in making a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of any disagreement or event, as  set forth in Item 304 (a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of March 31, 2015,  the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at March 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 4, 2015, the Board of Directors (sole director) of Grid Petroleum Corp., then a Nevada corporation (the “Company”), approved the transfer of the Company’s jurisdiction of formation from the state of Nevada to the state of Wyoming and, in connection with that transfer, the filing of (i) Articles of Continuance to the State of Wyoming and (ii) a Certificate of Dissolution with the Nevada Secretary of State.

On May 8, 2015, the Company applied for a Certificate of Registration and filed Articles of Continuance with the Wyoming Secretary of State, which were accepted on that date.  Accordingly, the Company is now formed pursuant to the laws of the State of Wyoming and is subject to the provisions of the Wyoming Business Corporation Act.                                                                                                                                                                        In connection with the winding up of the Company as a Nevada corporation, on May 20, 2015, the Company filed a Certificate of Dissolution with the Nevada Secretary of State, which was accepted on that date.  The Company’s Articles of Continuance and any and all amendments thereto shall be the charter documents of the Company.

A copy of (i) the Articles of Continuance; (ii) the Company ’ s Certificate of Incorporation of the State of Wyoming; and (iii) the Company’s Certificate of Dissolution filed with the Nevada Secretary of State are attached as Exhibits 3.1, 3.2 and 99.1, respectively, on Form 8-K filed with the SEC on June 1, 2015.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Position Held Since
James Powell	46	President, Sec, Treasure	January 6, 2011
Tim DeHerrera	58	Chairman, Director	December 3, 2010

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

On March 3, 2015, Tim DeHerrera, resigned from his position with the Company as Treasurer, Secretary and a member of the Board. His resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 3, 2015, James Powell was appointed as the Company’s Treasurer, Secretary and as a member of the Board.

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

From May 2006 until December 2007, Mr. DeHerrera was President of Atlantis Technology Group, a technology based company.

Identification of Significant Employees

We have no significant employees, other than James Powell, our President, Secretary and Treasurer.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended March 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended March 31, 2015, and the representations made by the reporting persons to us, we believe that during the year ended March 31, 2015, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal year ended March 31, 2015. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 3/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Powell President (1)

	2015	$30,000	-0-	-0-	-0-	-0-	-0-	-0-	$30,000
Tim DeHerrera Director (1)	2015	$110,000	-0-	-0-	-0-	-0-	-0-	-0-	$110,000

(1) The Company’s officer and director currently devote approximately 30-40 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of Grid Petroleum Corp. and the research and development associated with expanding the Company to new markets. During the year ended March 31, 2015, Mr. Powell was the President, Secretary, and Treasurer of the Company and Mr. DeHerrera a Director and Chairman of the Company until his resignation on March 3, 2015.	(2)
Narrative Disclosure to Summary Compensation Table

On March 8, 2010, the Company entered an employment agreement with the newly appointed, Chairman of the Board Tim DeHerrera. Pursuant to terms of the terms of the agreement, Mr. DeHerrera will receive a base salary of $8,000 per month with an incremental rise of $500 per quarter until an amount of $10,000 per month is achieved. The employment agreement will continue indefinitely subject to termination by either party without cause on 30 days’ notice

On January 6, 2011, the Company entered an employment agreement with the newly appointed President, James Powell. Pursuant to terms of the terms of the agreement, the President will receive a base salary of $2,500 per month. The employment agreement will continue indefinitely subject to termination by either party without cause on 30 days’ notice.

On December 2, 2011, pursuant to an employment and consulting agreement, the Chairman of the Board Tim DeHerrera was issued 12,000,000 restricted common shares.

On March 3, 2015, Tim DeHerrera, resigned from his position with the Company as Treasurer, Secretary and a member of the Board. His resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 3, 2015, James Powell was appointed as the Company’s Treasurer, Secretary and as a member of the Board.

The accumulative amount the Company is indebted to its officers is as follows:

	March 31,
	2015	2014
James Powell - President	$150,000	$120,000
Tim DeHerrera - Chairman of the Board	358,459	248,459
	$508,459	$368,459

The amounts consist of unpaid salary and advances made on behalf of the Company. There have been no repayments. The loans carry no interest, are unsecured, are due on demand and have no maturity.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended March 31, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2015, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership1	% of Common Stock2
James Powell	Common Stock	900,000	0.01%

Tim DeHerrera	Common Stock	16,647,590	0.24%
DIRECTORS AND OFFICERS – TOTAL		17,547,590	0.25%

5% SHAREHOLDERS
0	Common Stock

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

2.	The percentage shown is based on denominator of 6,898,408,070 shares of common stock issued and outstanding for the company as of March 31, 2015.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The following related party transactions occurred during the most recent fiscal year.

On March 3, 2015, Tim DeHerrera, resigned from his position with the Company as Treasurer, Secretary and a member of the Board. His resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 3, 2015, James Powell was appointed as the Company’s Treasurer, Secretary and as a member of the Board.

During the years ended March 31, 2015 and 2014, the Company recorded $30,000 and $30,000 respectively in consulting fees for Mr. Powell increasing the amount due to $150,000.

During the years ended March 31, 2015 and 2014, the Company recorded $110,000 and $120,609 respectively in consulting fees and other expenses for Mr. DeHerrera increasing the amount due to $358,459.

The Company is indebted to its officers as follow:
	March 31,
	2015	2014
James Powell - President	$150,000	$120,000
Tim DeHerrera - Chairman of the Board	358,459	248,459
	$508,459	$368,459

The amounts consist of unpaid salary and advances made on behalf of the Company.  The loans carry no interest, are unsecured, are due on demand and have no maturity.

During the years ended March 31, 2015 and 2014 Direct Capital Group funded the Company $1,027,319 and $385,425. $1,017,319 of notes and interest were converted into 320,000,000 shares of the company’s common stock during the March 31, 2015 fiscal year.

During the years ended March 31, 2015 and 2014, the Company is indebted to Direct Capital Group for $34,693 and $7,194 respectively.

During the years ended March 31, 2015 and 2014 accrued debt to Syndication Capital Group of $147,617 and $182, 997 which was converted into convertible debt.

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

According to the NASDAQ definition, Tim DeHerrera is an independent director because he is not also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Year Ended March 31, 2015	Year Ended March 31, 2014
Audit fees	$26,790	$44,943
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$26,790	$44,943

Audit Fees

During the fiscal year ended March 31, 2015, we incurred approximately $26,790 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2015.

During the fiscal year ended March 31, 2014, we incurred approximately, $44,943 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2015 and 2014 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2015 and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.  EXHIBITS.

(a) Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Loan Agreement, by and between the Company and Kelly Sundberg, dated December 18, 2006	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.2	Loan Agreement, by and between the Company and Green Shoe, Inc., dated March 26, 2008	Filed with the SEC on March 28, 2008 as part of our Current Report on Form 8-K.
10.3	Employment Agreement, by and between the Company and Paul Watts, dated January 31, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
10.4	Asset Purchase and Sale Agreement, by and between the Company and Murrayfield Limited, dated March 11, 2010	Filed with the SEC on March 23, 2010 as part of our Current Report on Form 8-K.
10.5	Share Issuance Agreement, by and between the Company and Premier Global Corp, dated April 23, 2010	Filed with the SEC on April 28, 2010 as part of our Current Report on Form 8-K.
10.6	Separation Agreement, by and amongst the Company and Kelly Sundberg, Stephen Ronaldson and Paul Watts, dated December 3, 2010	Filed with the SEC on December 7, 2010 as part of our Current Report on Form 8-K/A.
10.7	Share Exchange Agreement, by and between the Company and Joaquin Basin Resources Inc., dated January 20, 2011	Filed with the SEC on January 25, 2011 as part of our Current Report on Form 8-K.
10.8	Agreement for the Sale and Assignment and Affirmation of Obligation, by and amongst the Company, Green Shoe, LLC, and Syndication Capital, LLC, dated January 28, 2011	Filed with the SEC on February 4, 2011 as part of our Current Report on Form 8-K.
10.9	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.10	Form of Convertible Promissory Note, by and between the Company and Holder, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.11	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.12	Form of Convertible Promissory Note, by and between the Company and Holder, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.13	Transfer of Asset by and between, Xploration Inc, and Joaquin Basin Resources, dated January 20, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.14	Mineral Rights Purchase Amendment, by and between Xploration Inc. and Joaquin Basin Resources, dated November 21, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.15	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.16	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.17	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.18	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
10.19	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.20	Purchase Agreement by and between the Company and Xploration Incorporated, dated July 31, 2013	Filed with the SEC on August 5, 2013, as part of our Current Report on Form 8-K.
10.21	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.22	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.23	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated August 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated September 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.30	Convertible Promissory Note entered by and between the Company and Gel Properties, LLC, dated December 18, 2013	Filed herewith.
10.31	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated January 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.32	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.33	Convertible Promissory Note entered by and between the Company and LG Capital Funding, LLC, dated March 3, 2014	Filed herewith.
10.34	Convertible Promissory Note entered by and between the Company and Coventry Enterprises, LLC, dated March 3, 2014	Filed herewith.
10.35	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.36	Convertible Promissory Note entered by and between the Company and New Venture Attorneys PC, dated April 1, 2014	Filed herewith
10.37	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated April 30, 2014	Filed with the SEC on August 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.38	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.39	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.40	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.41	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated January 1, 2015	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.42	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated March 31, 2015	Filed herewith.
16.1	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia LLP.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.
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

GRID PETROLEUM CORP.

Date: July 14, 2015	By:	/s/ James Powell
	Name:	James Powell
	Title:	President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: July 14, 2015	By:	/s/ Janes Powell
	Name:	James Powell
	Title:	Director