Form 10-Q
period 2015-06-30
Grid Petroleum Corp.
filed 2015-08-07
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53276

GRID PETROLEUM CORP.

(Name of small business issuer in its charter)

Wyoming	30-0690324
(State of incorporation)	(I.R.S. Employer Identification No.)
412 N. Main Street, Suite 100
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

As of July 21, 2015, there were 6,578,408,070 shares of the registrant’s $0. 001 par value common stock issued and outstanding.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRID PETROLEUM CORP.
(An Exploration Stage Company)

Consolidated Financial Statements
(Unaudited)
(Expressed in US dollars)
June 30, 2015

Financial Statement Index

Consolidated Balance Sheets (unaudited)	F-1

Consolidated Statements of Operations (unaudited)	F-2

Consolidated Statements of Cash Flows (unaudited)	F-3

Notes to the Consolidated Financial Statements (unaudited)	F-4-F-18

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2015	2015
ASSETS
Current Assets
Cash	$42	$-
Total Current Assets	42	-

Due from related party	16,678	16,848
Oil & gas properties	7,026,666	7,026,666

TOTAL ASSETS	$7,043,385	$7,043,514

LIABILITIES
Current Liabilities:
Bank overdraft	$-	$39
Accounts payable	6,221	5,223
Due to related party	43,724	41,888
Notes payable, net of discount	1,715,367	1,407,492
Notes payable, interest	213,182	147,836
Derivative liabilities	847,018	843,376
Stockholder loans	515,959	508,459
Total Current Liabilities	3,341,472	2,954,313

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized	1,320	1,320
1,319,500 issued and outstanding at June 30, 2015 and March 31, 2015
Common stock, $0.001 par value 7,500,000,000 authorized	6,898,408	6,898,408
6,898,408,070 shares issued and outstanding at June 30, 2015
6,898,408,070 shares issued and outstanding at March 31, 2015
Additional paid in capital	10,765,911	10,525,911
Accumulated other comprehensive loss	4,144	4,144
Deficit accumulated during the development stage	(123,849)	(123,849)
Deficit accumulated during the exploration stage	(13,844,021)	(13,216,733)
Total Stockholders' Equity	3,701,913	4,089,201

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,043,385	$7,043,514

The accompanying notes are an integral part of these financial statements

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended
	June 30,
	2015	2014
Revenue	$-	$-

Operating expenses
Consulting	7,500	37,500
Management fees	30,000	30,000
Professional fees	90,000	59,200
Other G&A expenses	122,925	19,713
Loss from operations	(250,425)	(146,413)

Other income/ (expense)
Change in derivative liability	(3,642)	920,962
Interest on convertible notes	(373,221)	(53,250)
Total other income/expenses	(376,863)	867,712

Net Profit (Loss)	$(627,288)	$721,299

Per share information
Basic, weighted number of common shares outstanding	6,898,408,070	6,063,787,274
Net profit (loss) per common share	(0.0001)	0.0001

The accompanying notes are an integral part of these financial statements

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	June 30,
	2015	2014
Operating Activities:
Net profit (loss) in exploration stage	$(627,288)	$721,299
Net loss in development stage	-	-
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of debt discount	307,875	33,868
Change in derivative liabilities	3,642	(1,068,998)
Changes in assets and liabilities:
Increase (decrease) in interest payable	65,346	15,096
Increase (decrease) in accounts payable	999	1,964
Decrease (increase) in due from related party	170	200
Net cash provided by operating activities	(249,257)	(296,570)
Investing Activities:
Purchase/disposal of equipment	-	-
Purchase of oil & gas properties	-	-
Net cash used in investing activities	-	-
Financing Activities:
Bank overdraft	-	-
Proceeds from note payable	240,000	19,035
Proceeds from stockholders' loans	7,500	37,500
Due to related party	1,837	8,949
Issuance of preferred stock	-	-
Issuance of common stock	-	231,286
Net cash provided by financing activities	249,337	296,770
Accumulated other comp income	-	-
Net increase/(decrease) in cash	80	200
Cash, beginning of period	(39)	-
Cash, end of period	$42	$200

Supplementary disclosure of cash flow information:
Forgiveness of accounts payable-related parties	-	-
Forgiveness of shareholder's loan	-	-
Stock issued to retire debt	-	-
Swap of a portion of oil & gas properties for rights to future exploration costs	-	-

The accompanying notes are an integral part of these financial statements

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
June 30, 2015
(Unaudited)

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As of June 30, 2015, the Company does not believe any adjustment for impairment is required.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as of June 30, 2015.

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

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the forward stock split affected on January 14, 2008 (see Note 12.) Diluted earnings (loss) per share is equal to the basic per share for the years ended March 31, 2015, 2014, 2013, and 2012. Common stock equivalents are not included in the loss per share since they are anti-dilutive.  All per share amounts have been adjusted for the forward stock split.

Fair Value of Financial Instruments

The carrying value of cash, notes payable, and accounts at June 30, 2015 and 2014 reflected in these financial statements approximates their fair value due to the short-term maturity of these financial instruments.

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
June 30, 2015
(Unaudited)

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
June 30, 2015
(Unaudited)

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

Oil and gas properties are summarized as follow As of June 30, 2015:

Proved
Unconventional Acreage	$7,026,666

4. NOTE PAYABLE

Notes payable Comprised as the following:

	June 30,	March 31,
	2015	2015
Asher Note #4	$13,000	$13,000
Special Situations	21,491	21,491
Direct Capital #1	70,671	70,671
Direct Capital #2	380,800	380,800
Direct Capital #3	360,000	360,000
Direct Capital #4	360,000	360,000
Direct Capital #5	240,000	240,000
Direct Capital #6	240,000	-
Syndication Capital #1	5,000	5,000
Syndication Capital #2	14,072	14,072
Syndication Capital #3	11,000	11,000
Syndication Capital #4	11,000	11,000
Syndication Capital #5	11,000	11,000
Syndication Capital #6	16,000	16,000
Syndication Capital #7	16,000	16,000
Syndication Capital #8	16,000	16,000
Syndication Capital #9	16,000	16,000
Syndication Capital #10	16,000	16,000
Syndication Capital #11	16,000	16,000
Syndication Capital #12	48,000	48,000
Syndication Capital #13	48,000	48,000
Syndication Capital #14	48,000	48,000
Coventry Enterprises #2	20,000	20,000
LG Capital Funding	29,000	29,000
New Venture Attorneys	50,000	50,000
	2,077,034	1,837,034
Debt discount	(361,667)	(429,542)
Notes payable, net of discount	1,715,367	1,407,492
Accrued interest	213,182	147,836
	1,928,549	1,555,328

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Asher Note #4

On April 4, 2013, the Company arranged a debt swap under which a Special Situations Fund note for $40,000 was transferred to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the three months June 30, 2015 and 2014, the Company accrued $713 and $713 respectively in interest expense.

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

During the three months June 30, 2015 and 2014, the Company recorded a loss of $85 and a gain of $22,551 respectively due to the change in value of the derivative liability.

At June 30, 2015 and 2014, principal balance of $13,000 and $13,000 respectively, accrued interest of $6,566 and $3,706 respectively, and a derivative liability of $21,173 and $18,844 respectively was recorded.

Special Situations Fund One Note

On March 12, 2012, the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was transferred to Special Situations Fund One for the Asher note plus an additional $21,491, for a total of $61,491.  On April 4, 2013, the Company transferred $40,000 of the note to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 12, 2012.  During the three months ended June 30, 2015 and 2014, the Company accrued $429 and $1,179 respectively in interest expense.

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

During the three months ended June 30, 2015 and 2014, the Company recorded a loss of $144 and a gain of $40,340 respectively due to the change in value of the derivative liability during the period.

At June 30, 2015 and 2014, principal balance of $21,491 and $21,491 respectively, accrued interest of $11,458 and $20,226 respectively, and a derivative liability of $37,925 and $33,962 respectively was recorded.

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

During the three months ended June 30, 2015 and 2014, the Company recorded a loss of $480 and a gain of $135,425 due to the change in value of the derivative liability during the period.

At June 30, 2015 and 2014, principal balance of $70,671 and $70,671 respectively and a derivative liability of $127,362 and $114,230 respectively was recorded.

Direct Capital Note #2

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $384,000.   The promissory note is unsecured, bears interest at 6% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date shall bear interest at the rate of 12% per annum.  During the three months ended June 30, 2015 and 2014, the Company accrued $11,393 and $11,488 respectively in interest expense.

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

During the three months ended June 30, 2015 and 2014, the Company recorded a loss of $2,235 and a gain of $516,926 respectively due to the change in value of the derivative liability during the period.

At June 30, 2015 and 2014, principal balance of $380,800 and $384,000 respectively, accrued interest of $68,834 and $22,913 respectively, and a derivative liability of $479,481 and $421,245 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Direct Capital Note #3

On October 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the three months ended June 30, 2015 and 2014, the Company accrued $19,746 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 1, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2015 and 2014 debt discount of $989 and $0 respectively was accreted to the statement of operations.

At June 30, 2015 and 2014, principal balance of $360,000 and $0 respectively, accrued interest of $34,027 and $0 respectively, and debt discount of $0 and $0 respectively was recorded.

Direct Capital Note #4

On January 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the three months ended June 30, 2015 and 2014, the Company accrued $7,180 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 1, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2015 and 2014 debt discount of $181,972 and $0 respectively was accreted to the statement of operations.

At June 30, 2015 and 2014, principal balance of $360,000 and $0 respectively, accrued interest of $14,203 and $0 respectively, and debt discount of $1,011 and $0 respectively was recorded.

Direct Capital Note #5

On March 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the three months ended June 30, 2015 and 2014, the Company accrued $4,787 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On March 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2015 and 2014 debt discount of $119,344 and $0 respectively was accreted to the statement of operations.

At June 30, 2015 and 2014, principal balance of $240,000 and $0 respectively, accrued interest of $4,787 and $0 respectively, and debt discount of $120,656 and $0 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Direct Capital Note #6

On June 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on December 30, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the three months ended June 30, 2015 and 2014, the Company accrued $0 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On June 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2015 and 2014 debt discount of $0 and $0 respectively was accreted to the statement of operations.

At June 30, 2015 and 2014, principal balance of $240,000 and $0 respectively, accrued interest of $0 and $0 respectively, and debt discount of $240,000 and $0 respectively was recorded.

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

During the three months ended June 30, 2015 and 2014, the Company recorded a loss of $34 and a gain of $9,581 respectively due to the change in value of the derivative liability during the period.

At June 30, 2015 and 2014, principal balance of $5,000 and $5,000 respectively and a derivative liability of $9,011 and $8,082 respectively was recorded.

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

During the three months ended June 30, 2015 and 2014, the Company accrued $772 and $772 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At June 30, 2015 and 2014, principal balance of $14,072 and $14,072 respectively and accrued interest of $4,927 and $1,831 respectively was recorded.

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

During the three months ended June 30, 2015 and 2014, the Company accrued $603 and $603 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At June 30, 2015 and 2014, principal balance of $11,000 and $11,000 respectively and accrued interest of $3,851 and $1,431 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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

During the three months ended June 30, 2015 and 2014, the Company accrued $603 and $603 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At June 30, 2015 and 2014, principal balance of $11,000 and $11,000 respectively and accrued interest of $3,659 and $1,239 respectively was recorded.

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

During the three months ended June 30, 2015 and 2014, the Company accrued $603 and $597 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At June 30, 2015 and 2014, principal balance of $11,000 and $11,000 respectively and accrued interest of $3,453 and $1,033 respectively was recorded.

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

During the three months ended June 30, 2015 and 2014, the Company accrued $878 and $687 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At June 30, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $4,737 and $1,217 respectively was recorded.

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

During the three months ended June 30, 2015 and 2014, the Company accrued $878 and $497 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At June 30, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $4,441 and $921 respectively was recorded.

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

During the three months ended June 30, 2015 and 2014, the Company accrued $878 and $319 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At June 30, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $4,145 and $635 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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

During the three months ended June 30, 2015 and 2014, the Company accrued $878 and $319 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At June 30, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $3,850 and $526 respectively was recorded.

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

During the three months ended June 30, 2015 and 2014, the Company accrued $878 and $319 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At June 30, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $3,561 and $428 respectively was recorded.

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

During the three months ended June 30, 2015 and 2014, the Company accrued $878 and $319 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At June 30, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $3,265 and $319 respectively was recorded.

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

During the three months ended June 30, 2015 and 2014, the Company accrued $2,633 and $642 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At June 30, 2015 and 2014, principal balance of $48,000 and $48,000 respectively and accrued interest of $8,919 and $642 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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

During the three months ended June 30, 2015 and 2014, the Company accrued $2,633 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At June 30, 2015 and 2014, principal balance of $48,000 and $0 respectively and accrued interest of $6,257 and $0 respectively was recorded.

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

During the three months ended June 30, 2015 and 2014, the Company accrued $2,062 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2015 and 2014 debt discount of $5,436 and $0 respectively was accreted to the statement of operations.

At June 30, 2015 and 2014, principal balance of $48,000 and $0 respectively, debt discount of $0 and $0 respectively, and accrued interest of $3,651 and $0 respectively was recorded.

Coventry Enterprises Note #2

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $4,000 in principal and $46,000 in interest was transferred to Coventry Enterprises, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on March 3, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  During the three months ended June 30, 2015 and 2014, the Company accrued $1,197 and $418 respectively in interest expense.

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

During the three months ended June 30, 2015 and 2014, the Company recorded a loss of $126 and a gain of $63,282 respectively due to the change in value of the derivative liability during the period.

At June 30, 2015 and 2014, principal balance of $20,000 and $26,793 respectively, accrued interest of $3,056 and $616 respectively, and a derivative liability of $29,692 and $35,142 respectively was recorded.

LG Capital Funding Note

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $40,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on March 3, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  During the three months ended June 30, 2015 and 2014, the Company accrued $1,735 and $578 respectively in interest expense.

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

During the three months ended June 30, 2015 and 2014, the Company recorded a loss of $197 and a gain of $55,571 respectively due to the change in value of the derivative liability during the period.

At June 30, 2015 and 2014, principal balance of $29,000 and $29,000 respectively, accrued interest of $4,554 and $721 respectively, and a derivative liability of $52,264 and $46,875 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

New Venture Attorneys Note

On April 1, 2014, the Company issued a convertible promissory note to New Venture Attorneys PC for legal fees.  Under the terms of the note, the Company has borrowed a total of $50,000 from New Venture Attorneys PC, which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  The note also contains customary events of default.  During the three months ended June 30, 2015 and 2014, the Company accrued $2,992 and $986 respectively in interest expense.

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

During the three months ended June 30, 2015 and 2014, the Company recorded a loss of $340 and $0 respectively due to the change in value of the derivative liability during the period and a debt discount of $134 and $0 respectively was accreted to the statement of operations.

At June 30, 2015 and 2014, principal balance of $50,000 and $50,000 respectively, accrued interest of $6,981 and $986 respectively, a debt discount of $0 and $0 respectively and a derivative liability of $90,110 and $0 respectively was recorded.

5. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the three months ended June 30, 2015 and 2014, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $0 and $0 respectively. During the three months ended June 30, 2015 and 2014, $0 and $82,851 respectively of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the three months ended June 30, 2015 and 2014, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $0 and $148,036 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the three months ended June 30, 2015 and 2014, the Company recognized a loss of $3,642 and a gain of $920,962 respectively based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	June 30,	June 30,
	2015	2014
Balance, beginning of year	$843,376	$1,747,378
Initial recognition of derivative liability	-	-
Conversion of derivative instruments to Common Stock	-	(148,036)
Mark-to-Market adjustment to fair value	3,642	(920,962)
Balance, end of year	$847,018	$678,380

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
June 30, 2015
(Unaudited)

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

During the three months ended June 30, 2015 and 2014, the Company recorded $7,500 and $7,500 respectively in consulting fees for Mr. Powell increasing the amount due to $157,500.

During the three months ended June 30, 2015 and 2014, the Company recorded $0 and $30,000 respectively in consulting fees and other expenses for Mr. DeHerrera increasing the amount due to $358,459.

The Company is indebted to its officers as follow:

	June 30,
	2015	2014
James Powell - President	$157,500	$127,500
Tim DeHererra - Chairman of the Board	358,459	278,459
	$515,959	$405,959

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The amounts consist of unpaid salary and advances made on behalf of the Company.  The loans carry no interest, are unsecured, are due on demand and have no maturity.

During the three months ended June 30, 2015 and 2014, the Company accrued debt to Direct Capital Group of $240,000 and $0 which was converted into convertible debt.

During the three months ended June 30, 2015 and 2014, the Company is indebted to Direct Capital Group for $1,837 and $8,949 respectively.

During the three months ended June 30, 2015 and 2014, the Company accrued debt to Syndication Capital Group of $0 and $48,000 which was converted into convertible debt.

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

As of June 30, 2015, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,319,500 Series A shares were issued and outstanding, (1,319,500 shares as of March 31, 2015).

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
June 30, 2015
(Unaudited)
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
June 30, 2015
(Unaudited)

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

As of June 30, 2015, 7,500,000,000 common shares of par value $0.001 were authorized, of which 6,578,408,070 shares were issued and outstanding, (6,898,408,070 shares as of March 31, 2015).

10. INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	June 30,
	2015	2014
Operating profit (loss) for the three months ended June 30	$(627,288)	$721,299
Average statutory tax rate	34%	34%
Expected income tax provisions	$(213,278)	$245,242
Unrecognized tax gains (loses)	(213,278)	245,242
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $13,844,021 for tax purposes which will expire in 2025 if not utilized beforehand.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2015 $	March 31, 2015 $
Current Assets	42	---
Current Liabilities	3,341,472	2,954,313
Working Capital (Deficit)	(2,200,205)	(2,954,313)

Cash Flows

	June 30, 2015 $	June 30, 2014 $
Cash Flows from (used in) Operating Activities	(249,257)	(296,570)
Cash Flows from (provided by) Financing Activities	249,337	296,770
Cash Flows from (used in) Investing Activities	---	---
Net Increase (decrease) in Cash During Period	80	200

Results for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Operating Revenues

The Company’s revenues for the three months ended June 30, 2015 and June 30, 2014 were $0 and $0, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended June 30, 2015 and June 30, 2014 were $0 and $0, respectively.

Gross Profit

The Company’s gross profit for the three months ended June 30, 2015 and June 30, 2014 was $0 and $0 respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2015, and June 30, 2014, were $250,425 and $146,413, respectively.  Operating expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase is general and administrative expenses and professional fees.

Net Loss from Operations

The Company’s net loss from operations for the three month periods ended June 30, 2015 and 2014 was $(250,425) and $(146,413) respectively.  The decreased loss is due to normal operating expenses.

Other Income (Expense):

Other income (expense) for the three month periods ended June 30, 2015 and 2013 were $(376,863) and $867,712 respectively.  Other income (expense) consists of change of fair value on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Profit (Loss)

Net profit (loss) for the three month periods ended June 30, 2015 and 2014, was $(627,288) and $721,299 respectively.  The increased loss is due to the change in fair value of the derivative liabilities.

Liquidity and Capital Resources

As of June 30, 2015, the Company had a cash balance and asset total of $42 and $7,043,385 respectively, compared with $0 and $7,043,514 of cash and total assets, respectively, as of March 31, 2015. The increase in cash was due to normal operating activities.

As of June 30, 2015, the Company had total liabilities of $3,341,472 compared with $2,954,313 as of March 31, 2015. The increase in total liabilities was primarily attributed to the increase in value of derivative liabilities.

The overall working capital decreased from $(2,954,313) deficit at March 31, 2015 to $(3,341,430) at June 30, 2015.

Cash Flow from Operating Activities

During the three months ended June 30, 2015, cash used in operating activities was $(249,257) compared to $(296,570) for the three months ended June 30, 2014.

Cash Flow from Investing Activities

During the three months ended June 30, 2015 cash used in investing activities was $0 compared to $0 for the three months ended June 30, 2014.

Cash Flow from Financing Activities

During the three months ended June 30, 2015, cash provided by financing activity was $249,337 compared to $296,770 for the three months ended June 30, 2014.

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

Recently Issued Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

The Company has implemented all other new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2013, that was filed with the SEC on July 15, 2013, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended March 31, 2015. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 includes a detailed discussion of our risk factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

None.

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

ITEM 4. SUBSEQUENT EVENTS

None.

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

Promissory Notes

On June 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on December 30, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Loan Agreement, by and between the Company and Kelly Sundberg, dated December 18, 2006	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.2	Loan Agreement, by and between the Company and Green Shoe, Inc., dated March 26, 2008	Filed with the SEC on March 28, 2008 as part of our Current Report on Form 8-K.
10.3	Employment Agreement, by and between the Company and Paul Watts, dated January 31, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
10.4	Asset Purchase and Sale Agreement, by and between the Company and Murrayfield Limited, dated March 11, 2010	Filed with the SEC on March 23, 2010 as part of our Current Report on Form 8-K.
10.5	Share Issuance Agreement, by and between the Company and Premier Global Corp, dated April 23, 2010	Filed with the SEC on April 28, 2010 as part of our Current Report on Form 8-K.
10.6	Separation Agreement, by and amongst the Company and Kelly Sundberg, Stephen Ronaldson and Paul Watts, dated December 3, 2010	Filed with the SEC on December 7, 2010 as part of our Current Report on Form 8-K/A.
10.7	Share Exchange Agreement, by and between the Company and Joaquin Basin Resources Inc., dated January 20, 2011	Filed with the SEC on January 25, 2011 as part of our Current Report on Form 8-K.
10.8	Agreement for the Sale and Assignment and Affirmation of Obligation, by and amongst the Company, Green Shoe, LLC, and Syndication Capital, LLC, dated January 28, 2011	Filed with the SEC on February 4, 2011 as part of our Current Report on Form 8-K.
10.9	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.10	Form of Convertible Promissory Note, by and between the Company and Holder, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.11	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.12	Form of Convertible Promissory Note, by and between the Company and Holder, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.13	Transfer of Asset by and between, Xploration Inc, and Joaquin Basin Resources, dated January 20, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.14	Mineral Rights Purchase Amendment, by and between Xploration Inc. and Joaquin Basin Resources, dated November 21, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.15	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.16	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.17	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.18	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
10.19	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.20	Purchase Agreement by and between the Company and Xploration Incorporated, dated July 31, 2013	Filed with the SEC on August 5, 2013, as part of our Current Report on Form 8-K.
10.21	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.22	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.23	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated August 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated September 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.30	Convertible Promissory Note entered by and between the Company and Gel Properties, LLC, dated December 18, 2013	Filed herewith.
10.31	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated January 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.32	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.33	Convertible Promissory Note entered by and between the Company and LG Capital Funding, LLC, dated March 3, 2014	Filed herewith.
10.34	Convertible Promissory Note entered by and between the Company and Coventry Enterprises, LLC, dated March 3, 2014	Filed herewith.
10.35	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.36	Convertible Promissory Note entered by and between the Company and New Venture Attorneys PC, dated April 1, 2014	Filed herewith
10.37	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated April 30, 2014	Filed with the SEC on August 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.38	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.39	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.40	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.41	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated January 1, 2015	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.42	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated March 31, 2015	Filed with the SEC on July 14, 2015 as part of our Annual Report on Form 10-K.
10.43	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated June 30, 2015	Filed herewith.
16.1	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia LLP.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

GRID PETROLEUM CORP.
Dated: August 7, 2015	/s/ James Powell
JAMES POWELL
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 7, 2015	/s/ James Powell
By: James Powell Its: Director