Form 10-Q
period 2015-09-30
Grid Petroleum Corp.
filed 2015-11-18
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

       [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 000-53276

GRID PETROLEUM CORP.
(Name of small business issuer in its charter)

Wyoming	30-0690324
(State of incorporation)	(I.R.S. Employer Identification No.)
999 18th Street, Suite 3000
 Denver, CO 80202

 (Address of principal executive offices)

(800) 555-3086

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

As of October 19, 2015, there were 100,014,957 shares of the registrant’s $0.001 par value common stock issued and outstanding.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRID PETROLEUM CORP.
(An Exploration Stage Company)

Consolidated Financial Statements
(Unaudited)
(Expressed in US dollars)

September 30, 2015

Financial Statement Index
Page

Consolidated Balance Sheets (unaudited)	F-1

Consolidated Statements of Operations (unaudited)	F-2

Consolidated Statements of Cash Flows (unaudited)	F-3

Notes to the Consolidated Financial Statements (unaudited)	F-4 to -F-21

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2015	2015
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Due from related party	16,653	16,848
Oil & gas properties	7,026,666	7,026,666

TOTAL ASSETS	$7,043,319	$7,043,514

LIABILITIES
Current Liabilities:
Bank overdraft	$58	$39
Accounts payable	13,161	5,223
Due to related party	49,529	41,888
Notes payable, net of discount	1,909,690	1,407,492
Notes payable, interest	297,348	147,836
Derivative liabilities	921,598	843,376
Stockholder loans	522,959	508,459
Total Current Liabilities	3,714,344	2,954,313

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized
Series A: 10,000,000 shares authorized
1,319,500 shares issued and outstanding at September 30, 2015	1,320	1,320
1,319,500 shares issued and outstanding at March 31, 2015
Series B: 10,000,000 shares authorized	1	-
1,000 shares issued and outstanding at September 30, 2015
0 shares issued and outstanding at March 31, 2015
Common stock, $0.001 par value 7,500,000,000 authorized	66,898	6,898,408
66,898,451 shares issued and outstanding at September 30, 2015 (1)
68,984,080 shares issued and outstanding at March 31, 2015
Additional paid in capital	17,867,420	10,525,911
Accumulated other comprehensive loss	4,144	4,144
Deficit accumulated during the development stage	(123,849)	(123,849)
Deficit accumulated during the exploration stage	(14,486,960)	(13,216,733)
Total Stockholders' Equity	3,328,974	4,089,201

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,043,319	$7,043,514

(1) All common share amounts and per share amounts in these financial statements, reflect the one thousand-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective
July 27, 2015, respectively, including retroactive adjustment of common share amounts. See Note 9.

The accompanying notes are an integral part of these financial statements

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended		For the six months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Operating expenses
Consulting	7,000	37,500	14,500	75,000
Management fees	30,000	30,000	60,000	60,000
Professional fees	100,300	5,750	190,300	64,950
Other G&A expenses	122,570	26,730	245,495	46,443
Loss from operations	(259,870)	(99,980)	(510,295)	(246,393)

Other income/ (expense)
Change in derivative liability	21,420	(11,226)	17,778	909,736
Interest on convertible notes	(404,489)	(69,168)	(777,710)	(122,418)
Total other income/expenses	(383,069)	(80,393)	(759,932)	787,319

Net Profit (Loss)	$(642,939)	$(180,373)	$(1,270,227)	$540,926

Per share information Basic, weighted number of common shares outstanding (1)	28,420,147	6,491,276	17,718,080	6,278,700
Net profit (loss) per common share	(0.0226)	(0.0278)	(0.0717)	0.0862

(1) All common share amounts and per share amounts in these financial statements, reflect the one thousand-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective
July 27, 2015, respectively, including retroactive adjustment of common share amounts. See Note 9.

The accompanying notes are an integral part of these financial statements

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	September 30,
	2015	2014
Operating Activities:
Net profit (loss) in exploration stage	$(1,270,227)	$540,926
Net loss in development stage	-	-
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of debt discount	628,198	8,419
Change in derivative liabilities	(17,778)	(985,358)
Changes in assets and liabilities:
Increase (decrease) in interest payable	149,512	27,725
Increase (decrease) in accounts payable	7,939	(4,939)
Decrease (increase) in due from related party	195	200
Net cash provided by operating activities	(502,161)	(413,026)
Investing Activities:
Purchase/disposal of equipment	-	-
Purchase of oil & gas properties	-	-
Net cash used in investing activities	-	-
Financing Activities:
Bank overdraft	58	-
Proceeds from note payable	480,000	60,242
Proceeds from stockholders' loans	14,500	75,000
Due to related party	7,642	30,243
Issuance of preferred stock	-	-
Issuance of common stock	-	247,652
Net cash provided by financing activities	502,200	413,137
Accumulated other comp income	-	-
Net increase/(decrease) in cash	39	111
Cash, beginning of period	(39)	-
Cash, end of period	$0	$111

Supplementary disclosure of cash flow information:
Forgiveness of accounts payable-related parties	-	-
Forgiveness of shareholder's loan	-	-
Stock issued to retire debt	-	-
Swap of a portion of oil & gas properties for rights to future exploration costs	-	-

The accompanying notes are an integral part of these financial statements

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
September 30, 2015
(Unaudited)
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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As of September 30, 2015, the Company does not believe any adjustment for impairment is required.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as of September 30, 2015.

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

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on July 27, 2015 (see Note 9.) Diluted earnings (loss) per share is equal to the basic per share for the years ended March 31, 2015, 2015, 2014, and 2013. Common stock equivalents are not included in the loss per share since they are anti-dilutive.  All per share amounts have been adjusted for the reverse stock split.

Fair Value of Financial Instruments

The carrying value of cash, notes payable, and accounts at September 30, 2015 and 2014 reflected in these financial statements approximates their fair value due to the short-term maturity of these financial instruments.

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

Exploration Stage

The Company entered the development stage upon its inception. The Company exited the development stage and entered the exploration stage on March 31, 2009 when the Company’s mineral claims tenures in British Columbia were abandoned and the Company started seeking new business. The Company exited the exploration stage and entered a new exploration stage on March 31, 2010 after the Company acquired oil and gas properties in Wyoming. In January 2011, the Company acquired oil and gas properties in California and started planning to explore the properties.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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

Oil and gas properties are summarized as follow As of September 30, 2015:

Proved
Unconventional Acreage	$7,026,666

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
4. NOTE PAYABLE

Notes payable comprised as the following:

	September 30,	March 31,
	2015	2015
Asher Note #4	13,000	13,000
Special Situations	21,491	21,491
Direct Capital #1	70,671	70,671
Direct Capital #2	380,800	380,800
Direct Capital #3	360,000	360,000
Direct Capital #4	360,000	360,000
Direct Capital #5	240,000	240,000
Direct Capital #6	240,000	-
Direct Capital #7	240,000	-
Syndication Capital #1	5,000	5,000
Syndication Capital #2	14,072	14,072
Syndication Capital #3	11,000	11,000
Syndication Capital #4	11,000	11,000
Syndication Capital #5	11,000	11,000
Syndication Capital #6	16,000	16,000
Syndication Capital #7	-	16,000
Syndication Capital #8	16,000	16,000
Syndication Capital #9	16,000	16,000
Syndication Capital #10	16,000	16,000
Syndication Capital #11	16,000	16,000
Syndication Capital #12	48,000	48,000
Syndication Capital #13	-	48,000
Syndication Capital #14	18,000	48,000
Coventry Enterprises #2	20,000	20,000
LG Capital Funding	29,000	29,000
New Venture Attorneys	50,000	50,000
Santa Rosa Resources	30,000	-
Rockwell Capital Partners	16,000	-
Blackbridge Capital	48,000	-
	$2,317,034	$1,837,034
Debt discount	(407,344)	(429,542)
Notes payable, net of discount	$1,909,690	$1,407,492
Accrued interest	297,348	147,836
	$2,207,039	$1,555,328

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Asher Note #4

On April 4, 2013, the Company arranged a debt swap under which a Special Situations Fund note for $40,000 was transferred to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the six months September 30, 2015 and 2014, the Company accrued $1,434 and $1,434 respectively in interest expense.

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

During the six months September 30, 2015 and 2014, the Company recorded a gain of $1,391 and $22,282 respectively due to the change in value of the derivative liability.

At September 30, 2015 and 2014, principal balance of $13,000 and $13,000 respectively, accrued interest of $7,287 and $4,427 respectively, and a derivative liability of $19,697 and $19,113 respectively was recorded.

Special Situations Fund One Note

On March 12, 2012, the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was transferred to Special Situations Fund One for the Asher note plus an additional $21,491, for a total of $61,491.  On April 4, 2013, the Company transferred $40,000 of the note to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 12, 2012.  During the six months ended September 30, 2015 and 2014, the Company accrued $862 and $862 respectively in interest expense.

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

During the six months ended September 30, 2015 and 2014, the Company recorded a gain of $2,665 and $39,885 respectively due to the change in value of the derivative liability during the period.

At September 30, 2015 and 2014, principal balance of $21,491 and $21,491 respectively, accrued interest of $11,892 and $10,172 respectively, and a derivative liability of $35,116 and $34,417 respectively was recorded.

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

During the six months ended September 30, 2015 and 2014, the Company recorded a gain of $9,097 and $133,919 due to the change in value of the derivative liability during the period.

At September 30, 2015 and 2014, principal balance of $70,671 and $70,671 respectively and a derivative liability of $117,785 and $115,736 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Direct Capital Note #2

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $384,000.   The promissory note is unsecured, bears interest at 6% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date shall bear interest at the rate of 12% per annum.  During the six months ended September 30, 2015 and 2014, the Company accrued $22,911 and $23,103 respectively in interest expense.

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

During the six months ended September 30, 2015 and 2014, the Company recorded a gain of $23,913 and $509,617 respectively due to the change in value of the derivative liability during the period.

At September 30, 2015 and 2014, principal balance of $380,800 and $384,000 respectively, accrued interest of $80,351 and $34,528 respectively, and a derivative liability of $453,333 and $428,554 respectively was recorded.

Direct Capital Note #3

On October 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the six months ended September 30, 2015 and 2014, the Company accrued $39,708 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 1, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2015 and 2014 debt discount of $989 and $0 respectively was accreted to the statement of operations.

At September 30, 2015 and 2014, principal balance of $360,000 and $0 respectively and accrued interest of $53,990 and $0 respectively was recorded.

Direct Capital Note #4

On January 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the six months ended September 30, 2015 and 2014, the Company accrued $27,143 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 1, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2015 and 2014 debt discount of $182,983 and $0 respectively was accreted to the statement of operations.

At September 30, 2015 and 2014, principal balance of $360,000 and $0 respectively, accrued interest of $34,165 and $0 respectively, and debt discount of $0 and $0 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Direct Capital Note #5

On March 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the six months ended September 30, 2015 and 2014, the Company accrued $9,626 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On March 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2015 and 2014 debt discount of $240,000 and $0 respectively was accreted to the statement of operations.

At September 30, 2015 and 2014, principal balance of $240,000 and $0 respectively, accrued interest of $9,626 and $0 respectively, and debt discount of $0 and $0 respectively was recorded.

Direct Capital Note #6

On June 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on December 30, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the six months ended September 30, 2015 and 2014, the Company accrued $4,839 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On June 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2015 and 2014 debt discount of $120,656 and $0 respectively was accreted to the statement of operations.

At September 30, 2015 and 2014, principal balance of $240,000 and $0 respectively, accrued interest of $4,839 and $0 respectively, and debt discount of $119,344 and $0 respectively was recorded.

Direct Capital Note #7

On September 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the six months ended September 30, 2015 and 2014, the Company accrued $0 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2015 and 2014 debt discount of $0 and $0 respectively was accreted to the statement of operations.

At September 30, 2015 and 2014, principal balance of $240,000 and $0 respectively, accrued interest of $0 and $0 respectively, and debt discount of $240,000 and $0 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
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

During the six months ended September 30, 2015 and 2014, the Company recorded a gain of $644 and $9,475 respectively due to the change in value of the derivative liability during the period.

At September 30, 2015 and 2014, principal balance of $5,000 and $5,000 respectively and a derivative liability of $8,333 and $8,188 respectively was recorded.

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

During the six months ended September 30, 2015 and 2014, the Company accrued $1,552 and $1,552 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At September 30, 2015 and 2014, principal balance of $14,072 and $14,072 respectively and accrued interest of $5,707 and $2,611 respectively was recorded.

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

During the six months ended September 30, 2015 and 2014, the Company accrued $1,213 and $1,213 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At September 30, 2015 and 2014, principal balance of $11,000 and $11,000 respectively and accrued interest of $4,461 and $2,041 respectively was recorded.

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

During the six months ended September 30, 2015 and 2014, the Company accrued $1,213 and $1,213 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At September 30, 2015 and 2014, principal balance of $11,000 and $11,000 respectively and accrued interest of $4,269 and $1,849 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
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

During the six months ended September 30, 2015 and 2014, the Company accrued $1,213 and $1,207 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At September 30, 2015 and 2014, principal balance of $11,000 and $11,000 respectively and accrued interest of $4,063 and $1,643 respectively was recorded.

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

During the six months ended September 30, 2015 and 2014, the Company accrued $1,765 and $1,575 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At September 30, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $5,625 and $2,105 respectively was recorded.

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

During the six months ended September 30, 2015 and 2014, the Company accrued $878 and $1,384 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 18, 2015, the principal balance of $16,000 and accrued interest of $4,441 was reassigned to Rockwell Capital Partners Inc.

At September 30, 2015 and 2014, principal balance of $0 and $16,000 respectively and accrued interest of $0 and $1,808 respectively was recorded.

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

During the six months ended September 30, 2015 and 2014, the Company accrued $1,765 and $1,197 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At September 30, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $5,033 and $1,513 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

During the six months ended September 30, 2015 and 2014, the Company accrued $1,765 and $1,010 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At September 30, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $4,737 and $1,217 respectively was recorded.

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

During the six months ended September 30, 2015 and 2014, the Company accrued $1,765 and $820 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At September 30, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $4,449 and $929 respectively was recorded.

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

During the six months ended September 30, 2015 and 2014, the Company accrued $1,765 and $642 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At September 30, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $4,152 and $642 respectively was recorded.

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

During the six months ended September 30, 2015 and 2014, the Company accrued $5,294 and $1,610 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At September 30, 2015 and 2014, principal balance of $48,000 and $48,000 respectively and accrued interest of $11,581 and $1,610 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

During the six months ended September 30, 2015 and 2014, the Company accrued $5,294 and $642 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 30, 2015, the principal balance of $48,000 was transferred to Blackbridge Capital, LLC.

At September 30, 2015 and 2014, principal balance of $0 and $48,000 respectively and accrued interest of $8,919 and $642 respectively was recorded.

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

During the six months ended September 30, 2015 and 2014, the Company accrued $3,060 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2015 and 2014 debt discount of $5,436 and $0 respectively was accreted to the statement of operations.

On July 1, 2015, the principal amount of $30,000 was transferred to Santa Rosa Resources, Inc.

At September 30, 2015 and 2014, principal balance of $18,000 and $0 respectively, and accrued interest of $4,649 and $0 respectively was recorded.

Coventry Enterprises Note #2

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $4,000 in principal and $46,000 in interest was transferred to Coventry Enterprises, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on March 3, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  During the six months ended September 30, 2015 and 2014, the Company accrued $2,407 and $787 respectively in interest expense.

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

During the six months ended September 30, 2015 and 2014, the Company recorded a loss of $3,768 and a gain of $62,217 respectively due to the change in value of the derivative liability during the period.

At September 30, 2015 and 2014, principal balance of $20,000 and $20,000 respectively, accrued interest of $4,266 and $985 respectively, and a derivative liability of $33,334 and $26,634 respectively was recorded.

LG Capital Funding Note

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $40,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on March 3, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  During the six months ended September 30, 2015 and 2014, the Company accrued $3,490 and $1,163 respectively in interest expense.

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

During the six months ended September 30, 2015 and 2014, the Company recorded a loss of $5,933 and a gain of $54,953 respectively due to the change in value of the derivative liability during the period.

At September 30, 2015 and 2014, principal balance of $29,000 and $29,000 respectively, accrued interest of $6,308 and $1,306 respectively, and a derivative liability of $58,000 and $47,493 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
New Venture Attorneys Note

On April 1, 2014, the Company issued a convertible promissory note to New Venture Attorneys PC for legal fees.  Under the terms of the note, the Company has borrowed a total of $50,000 from New Venture Attorneys PC, which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  The note also contains customary events of default.  During the six months ended September 30, 2015 and 2014, the Company accrued $6,016 and $1,995 respectively in interest expense.

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

During the six months ended September 30, 2015 and 2014, the Company recorded a loss of $10,230 and a gain of $103 respectively due to the change in value of the derivative liability during the period and a debt discount of $134 and $272 respectively was accreted to the statement of operations.

At September 30, 2015 and 2014, principal balance of $50,000 and $50,000 respectively, accrued interest of $10,005 and $1,995 respectively, a debt discount of $0 and $49,728 respectively and a derivative liability of $100,000 and $81,884 respectively was recorded.

Santa Rosa Resources Note

On July 1, 2015, the Company entered into a Convertible Promissory Note with Santa Rosa Resources under which a portion of a note issued to Syndication Capital was reassigned to Santa Rosa Resources in the sum of $30,000.  The promissory note is unsecured, bears interest at 8% per annum, and matured on May 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the six months ended September 30, 2015 and 2014, the Company accrued $1,645 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On July 1, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $30,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2015 and 2014 debt discount of $30,000 and $0 respectively was accreted to the statement of operations.

At September 30, 2015 and 2014, principal balance of $30,000 and $0 respectively, and accrued interest of $1,645 and $0 respectively was recorded.

Rockwell Capital Partners Note

On September 18, 2015, the Company reassigned the principal and interest of a Syndication Capital note to Rockwell Capital Partners Inc.  The original note was issued on November 30, 2013 in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matured on June 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the six months ended September 30, 2015 and 2014, the Company accrued $887 and $0 respectively in interest expense.

At September 30, 2015 and 2014, principal balance of $16,000 and $0 respectively and accrued interest of $5,328 and $0 respectively was recorded.

Blackbridge Capital Note

On September 30, 2015, the Company arranged a debt swap under which a Syndication Capital note for $48,000 was transferred to Blackbridge Capital, LLC.  The promissory note is unsecured, bears interest at 5% per annum and matures on February 28, 2016.  During the six months ended September 30, 2015 and 2014, the Company accrued $0 and $0 respectively in interest expense.

On September 30, 2015 the Company recorded a debt discount and derivative liability of $96,000, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

At September 30, 2015 and 2014, principal balance of $48,000 and $0 respectively, debt discount of $48,000 and $0 respectively, and a derivative liability of $96,000 and $0 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
5. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the six months ended September 30, 2015 and 2014, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $96,000 and $81,987 respectively. During the six months ended September 30, 2015 and 2014, $0 and $89,644 respectively of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the six months ended September 30, 2015 and 2014, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $0 and $157,609 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the six months ended September 30, 2015 and 2014, the Company recognized a gain of $17,778 and $909,736 respectively based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	September 30,	September 30,
	2015	2014
Balance, beginning of year	$843,376	$1,747,378
Initial recognition of derivative liability	96,000	81,987
Conversion of derivative instruments to Common Stock	-	(157,609)
Mark-to-Market adjustment to fair value	(17,778)	(909,736)
Balance, end of year	$921,598	$762,020

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
September 30, 2015
(Unaudited)
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

On September 9, 2015 James Powell announced his resignation as President, Secretary, Treasure, and Director of the Company.  There are no known disagreements with Mr. Powell regarding such resignation or any claims the Company may have against him.

On September 9, 2015 Edward Aruda was appointed President, Director, Secretary, and Treasurer of the Company

During the six months ended September 30, 2015 and 2014, the Company recorded $2,000 and $0 respectively in consulting fees for Mr. Aruda for a total amount due of $2,000.

During the six months ended September 30, 2015 and 2014, the Company recorded $7,500 and $7,500 respectively in consulting fees for Mr. Powell increasing the amount due to $157,500.

During the six months ended September 30, 2015 and 2014, the Company recorded $0 and $30,000 respectively in consulting fees and other expenses for Mr. DeHerrera increasing the amount due to $358,459.

The Company is indebted to its officers as follow:

	September 30,
	2015	2014
Edward Aruda	$2,000	$-
James Powell	162,500	135,000
Tim DeHererra	358,459	308,459
	$522,959	$443,459

The amounts consist of unpaid salary and advances made on behalf of the Company.  The loans carry no interest, are unsecured, are due on demand and have no maturity.

During the six months ended September 30, 2015 and 2014, the Company accrued debt to Direct Capital Group of $480,000 and $0 which was converted into convertible debt.

During the six months ended September 30, 2015 and 2014, the Company is indebted to Direct Capital Group for $7,642 and $30,243 respectively.

During the six months ended September 30, 2015 and 2014, the Company accrued debt to Syndication Capital Group of $0 and $96,000 which was converted into convertible debt.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
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

On September 20, 2013, 112,500 shares of Series A Preferred Stock were converted to 112,500,000 shares of common stock.

On July 1, 2015, the Company’s Board of Directors authorized the creation of 1,000 shares of Series B Voting Preferred Stock.  The holder of the shares of the Series B Voting Preferred Stock has the right to vote those shares of the Series B Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval.  The vote of each share of the Series B Voting Preferred Stock is equal to and counted as 4 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.

On July 1, 2015, the Company filed a Certificate of Designation with the Nevada Secretary of State creating the 1,000 shares of Series B Voting Preferred Stock

On July 27, 2015, the Company issued 1,000 shares of Series B Voting Preferred Stock to Santa Rosa, representing 100% of the total issued and outstanding shares of the Company’s Series B Voting Preferred Stock.

As of September 30, 2015, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,319,500 Series A shares were issued and outstanding, (1,319,500 shares as of March 31, 2015) and 1,000 Series B shares were issued and outstanding (0 shares as of March 31, 2015)

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
9. COMMON STOCK

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
September 30, 2015
(Unaudited)
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

On July 27, 2015, the Board of Directors (sole director) of the Company, approved the authorization of a 1 for 1,000 reverse stock split of the Company’s outstanding shares of common stock.

On September 17, 2015, 60,000,000 shares of common shares were issued to Right Energy Incorporated pursuant to an agreement.

As of September 30, 2015, 7,500,000,000 common shares of par value $0.001 were authorized, of which 6,578,408,070 shares were issued and outstanding, (6,898,408,070 shares as of March 31, 2015).

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
10. INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	September 30,
	2015	2014
Operating profit (loss) for the six months ended September 30	$(1,270,227)	$540,926
Average statutory tax rate	34%	34%
Expected income tax provisions	$(431,877)	$183,915
Unrecognized tax gains (loses)	(431,877)	183,915
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $14,486,960 for tax purposes which will expire in 2025 if not utilized beforehand.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2015 $	March 31, 2015 $
Current Assets	---	---
Current Liabilities	3,714,344	2,954,313
Working Capital (Deficit)	(3,714,344)	(2,954,313)

Cash Flows

	September 30, 2015 $	September 30, 2014 $
Cash Flows from (used in) Operating Activities	(502,161)	(413,026)
Cash Flows from (provided by) Financing Activities	502,200	413,137
Cash Flows from (used in) Investing Activities	---	---
Net Increase (decrease) in Cash During Period	39	111

Results for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Operating Revenues

The Company’s revenues for the three months ended September 30, 2015 and September 30, 2014 were $0 and $0, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended September 30, 2015 and September 30, 2014 were $0 and $0, respectively.

Gross Profit

The Company’s gross profit for the three months ended September 30, 2015 and September 30, 2014 was $0 and $0 respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2015, and September 30, 2014, were $259,870 and $99,980, respectively.  Operating expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase is general and administrative expenses and professional fees.

Net Loss from Operations

The Company’s net loss from operations for the three month periods ended September 30, 2015 and 2014 was $(259,870) and $(99,980) respectively.  The decreased loss is due to normal operating expenses.

Other Income (Expense):

Other income (expense) for the three month periods ended September 30, 2015 and 2013 were $(383,069) and $(80,393) respectively.  Other income (expense) consists of change of fair value on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Profit (Loss)

Net profit (loss) for the three month periods ended September 30, 2015 and 2014, was $(642,939) and $180,373 respectively.  The increased loss is due to the increase interest expenses associated with convertible debentures and operating expenses.

Results for the Six Months Ended September 30, 2015 Compared to the Six Months Ended September 30, 2014

Operating Revenues

The Company’s revenues for the six months ended September 30, 2015 and September 30, 2014 were $0 and $0, respectively.

Cost of Revenues

The Company’s cost of revenues for the six months ended September 30, 2015 and September 30, 2014 were $0 and $0, respectively.

Gross Profit

The Company’s gross profit for the six months ended September 30, 2015 and September 30, 2014 was $0 and $0 respectively.

Operating Expenses

Operating expenses for the six months ended September 30, 2015, and September 30, 2014, were $510,295 and $246,393, respectively.  Operating expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase is general and administrative expenses and professional fees.

Net Loss from Operations

The Company’s net loss from operations for the six month periods ended September 30, 2015 and 2014 was $(510,295) and $(246,393) respectively.  The decreased loss is due to normal operating expenses.

Other Income (Expense):

Other income (expense) for the six month periods ended September 30, 2015 and 2013 were $(759,932) and $787,319 respectively.  Other income (expense) consists of change of fair value on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Profit (Loss)

Net profit (loss) for the six month periods ended September 30, 2015 and 2014, was $(1,270,227) and $540,926 respectively.  The increased loss is due to the increase interest expenses and change in fair value associated with convertible debentures and an increase in operating expenses.

Liquidity and Capital Resources

As of September 30, 2015, the Company had a cash balance and asset total of $0 and $7,043,319 respectively, compared with $0 and $7,043,514 of cash and total assets, respectively, as of March 31, 2015. The decrease in cash was due to normal operating activities.

As of September 30, 2015, the Company had total liabilities of $3,714,344 compared with $2,954,313 as of March 31, 2015. The increase in total liabilities was primarily attributed to the increase in notes payable.

The overall working capital decreased from $(2,954,313) deficit at March 31, 2015 to $(3,714,344) at September 30, 2015.

Cash Flow from Operating Activities

During the six months ended September 30, 2015, cash used in operating activities was $(502,161) compared to $(413,026) for the six months ended September 30, 2014.

Cash Flow from Investing Activities

During the six months ended September 30, 2015 cash used in investing activities was $0 compared to $0 for the six months ended September 30, 2014.

Cash Flow from Financing Activities

During the six months ended September 30, 2015, cash provided by financing activity was $502,200 compared to $413,137 for the six months ended September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2015, that was filed with the SEC on June 30, 2015, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended March 31, 2015. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 27, 2015, the Company issued 1,000 shares of Series B Voting Preferred Stock to Santa Rosa, representing 100% of the total issued and outstanding shares of the Company’s Series B Voting Preferred Stock.

On September 15, 2015, pursuant to an agreement, the Company issued 60,000,000 shares of common stock to Right Energy Inc.

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

2. Subsequent Issuances:

On October 1, 2015, the holder of a convertible note converted a total of $5,000 of principal into 1,000,000 shares of our common stock.

On October 5, 2015, the holder of a convertible note converted a total of $290 of principal into 2,900,000 shares of our common stock.

On October 7, 2015, the holder of a convertible note converted a total of $18,500 of principal into 7,400,000 shares of our common stock.

On October 9, 2015, the holder of a convertible note converted a total of $4,575 of principal into 1,500,000 shares of our common stock.

On October 13, 2015, the holder of a convertible note converted a total of $11,700 of principal into 3,900,000 shares of our common stock.

On October 15, 2015, the holder of a convertible note converted a total of $20,500 of principal into 8,200,000 shares of our common stock.

On October 15, 2015, the holder of a convertible note converted a total of $5,411 of principal into 2,016,506 shares of our common stock.

On October 15, 2015, the holder of a convertible note converted a total of $7,650 of principal into 3,000,000 shares of our common stock.

On October 15, 2015, the holder of a convertible note converted a total of $14,336 of principal into 3,200,000 shares of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On July 27, 2015, the Board of Directors (sole director) of the Company, a Nevada corporation approved the authorization of a 1 for 1,000 reverse stock split of the Company’s outstanding shares of common stock.  To effectuate that reverse stock split, the Board approved an amendment to the Company’s Articles of Incorporation.

On August 11, 2015, the Company filed with the Secretary of State of the State of Nevada the Certificate of Amendment to its Articles of Incorporation decreasing the number of shares of common stock of the Company issued and outstanding on August 21, 2015, and the shares of such common stock then issued and held in the treasury of the Company, if any, such that each one thousand (1,000) shares of such common stock is reclassified into one (1) share of common stock, without any further action by the Company or the holder thereof.  Any fractional shares which result from that reverse stock split will be rounded up to the next whole share.

Promissory Notes

On June 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on December 30, 2015.

On July 1, 2015, the Company reassigned a portion of a note with Syndication Capital to Santa Rosa Resources.  The note amount is in the sum of $30,000, bears interest at 22% per annum, and matured on May 1, 2015.

On September 18, 2015, the Company reassigned a Syndication Capital note to Rockwell Capital Partners Inc.   The note amount is in the sum of $16,000 in principal and $4,441 in interest, bears interest at 22% per annum, and matured on June 1, 2014.

On September 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2016.

On September 30, 2015 the Company entered into a Convertible Promissory Note with Blackbridge Capital, LLC in the sum of $48,000. The promissory note is unsecured, bears interest at 5% per annum, and matures on February 28, 2016.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Loan Agreement, by and between the Company and Kelly Sundberg, dated December 18, 2006	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.2	Loan Agreement, by and between the Company and Green Shoe, Inc., dated March 26, 2008	Filed with the SEC on March 28, 2008 as part of our Current Report on Form 8-K.
10.3	Employment Agreement, by and between the Company and Paul Watts, dated January 31, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
10.4	Asset Purchase and Sale Agreement, by and between the Company and Murrayfield Limited, dated March 11, 2010	Filed with the SEC on March 23, 2010 as part of our Current Report on Form 8-K.
10.5	Share Issuance Agreement, by and between the Company and Premier Global Corp, dated April 23, 2010	Filed with the SEC on April 28, 2010 as part of our Current Report on Form 8-K.
10.6	Separation Agreement, by and amongst the Company and Kelly Sundberg, Stephen Ronaldson and Paul Watts, dated December 3, 2010	Filed with the SEC on December 7, 2010 as part of our Current Report on Form 8-K/A.
10.7	Share Exchange Agreement, by and between the Company and Joaquin Basin Resources Inc., dated January 20, 2011	Filed with the SEC on January 25, 2011 as part of our Current Report on Form 8-K.
10.8	Agreement for the Sale and Assignment and Affirmation of Obligation, by and amongst the Company, Green Shoe, LLC, and Syndication Capital, LLC, dated January 28, 2011	Filed with the SEC on February 4, 2011 as part of our Current Report on Form 8-K.
10.9	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.10	Form of Convertible Promissory Note, by and between the Company and Holder, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.11	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.12	Form of Convertible Promissory Note, by and between the Company and Holder, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.13	Transfer of Asset by and between, Xploration Inc, and Joaquin Basin Resources, dated January 20, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.14	Mineral Rights Purchase Amendment, by and between Xploration Inc. and Joaquin Basin Resources, dated November 21, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.15	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.16	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.17	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.18	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
10.19	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.20	Purchase Agreement by and between the Company and Xploration Incorporated, dated July 31, 2013	Filed with the SEC on August 5, 2013, as part of our Current Report on Form 8-K.
10.21	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.22	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.23	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated August 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated September 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Filing
10.28	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.30	Convertible Promissory Note entered by and between the Company and Gel Properties, LLC, dated December 18, 2013	Filed herewith.
10.31	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated January 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.32	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.33	Convertible Promissory Note entered by and between the Company and LG Capital Funding, LLC, dated March 3, 2014	Filed herewith.
10.34	Convertible Promissory Note entered by and between the Company and Coventry Enterprises, LLC, dated March 3, 2014	Filed herewith.
10.35	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.36	Convertible Promissory Note entered by and between the Company and New Venture Attorneys PC, dated April 1, 2014	Filed herewith
10.37	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated April 30, 2014	Filed with the SEC on August 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.38	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.39	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.40	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.41	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated January 1, 2015	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.42	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated March 31, 2015	Filed with the SEC on July 14, 2015 as part of our Annual Report on Form 10-K.
10.43	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated June 30, 2015	Filed with the SEC on August 7, 2015 as part of our Quarterly Report on Form 10-Q.
10.44	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated September 30, 2015	Filed herewith
16.1	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia LLP.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRID PETROLEUM CORP.
Dated: November 18, 2015	/s/ Edward Aruda
EDWARD ARUDA
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)