Form 10-Q
period 2015-12-31
Grid Petroleum Corp.
filed 2016-02-16
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

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

As of February 5, 2016, there were 911,279,357 shares of the registrant’s $0.00001 par value common stock issued and outstanding.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRID PETROLEUM CORP.
(An Exploration Stage Company)

Consolidated Financial Statements
(Unaudited)
(Expressed in US dollars)

December 31, 2015

Financial Statement Index

Consolidated Balance Sheets (unaudited)	F-1

Consolidated Statements of Operations (unaudited)	F-2

Consolidated Statements of Cash Flows (unaudited)	F-3

Notes to the Consolidated Financial Statements (unaudited)	F-4 to F-25

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2015	2015
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Due from related party	16,653	16,848
Oil & gas properties	7,026,666	7,026,666

TOTAL ASSETS	$7,043,319	$7,043,514

LIABILITIES
Current Liabilities:
Bank overdraft	$118	$39
Accounts payable	17,099	5,223
Due to related party	54,403	41,888
Notes payable, net of discount	2,023,287	1,407,492
Notes payable, interest	339,892	147,836
Derivative liabilities	1,083,584	843,376
Stockholder loans	528,959	508,459
Total Current Liabilities	4,047,343	2,954,313

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized
Series A: 10,000,000 shares authorized
1,319,500 shares issued and outstanding at December 31, 2015	1,320	1,320
1,319,500 shares issued and outstanding at March 31, 2015
Series B: 10,000,000 shares authorized	1	-
1,000 shares issued and outstanding at December 31, 2015
0 shares issued and outstanding at March 31, 2015
Common stock, $0.00001 par value 7,500,000,000 authorized	9,113	69
911,279,357 shares issued and outstanding at December 31, 2015 (1)
6,898,408 shares issued and outstanding at March 31, 2015 (2)
Additional paid in capital	18,861,224	17,424,250
Accumulated other comprehensive loss	4,144	4,144
Deficit accumulated during the development stage	(123,849)	(123,849)
Deficit accumulated during the exploration stage	(15,755,976)	(13,216,733)
Total Stockholders' Equity	2,995,976	4,089,201

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,043,319	$7,043,514

(1) All common share amounts and per share amounts in these financial statements, reflect the one thousand-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective
July 27, 2015, respectively, including retroactive adjustment of common share amounts. See Note 9.

(2) All common share amounts in these financial statements reflect the change in par value from $0.001 to $0.00001, effective October 26, 2015. See Note 9.

The accompanying notes are an integral part of these financial statements

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses
Consulting	6,000	37,500	20,500	112,500
Management fees	30,000	30,000	90,000	90,000
Professional fees	101,551	1,814	291,851	66,764
Other G&A expenses	125,051	20,582	370,546	67,024
Loss from operations	(262,601)	(89,896)	(772,896)	(336,288)

Other income/ (expense)
Change in derivative liability	(123,357)	41,486	(105,579)	951,222
Interest on convertible notes	(883,058)	(52,141)	(1,660,768)	(174,559)
Total other income/expenses	(1,006,415)	(10,655)	(1,766,347)	776,664

Net Profit (Loss)	$(1,269,017)	$(100,551)	$(2,539,244)	$440,375

Per share information
Basic, weighted number of common shares outstanding (1)	495,517,517	6,578,408	173,636,448	6,378,966
Net profit (loss) per common share	(0.0026)	(0.0153)	(0.0146)	0.0690

(1) All common share amounts and per share amounts in these financial statements, reflect the one thousand-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective
July 27, 2015, respectively, including retroactive adjustment of common share amounts. See Note 9.

The accompanying notes are an integral part of these financial statements

GRID PETROLEUM CORP.
(KNOWN AS SUNBERTA RESOURCES INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	December 31,
	2015	2014
Operating Activities:
Net profit (loss) in exploration stage	$(2,539,244)	$440,375
Net loss in development stage	-	-
Adjustment to reconcile net loss to net cash used in operating activities
Change in debt discount	51,784	35,454
Change in derivative liabilities	240,208	(1,026,844)
Changes in assets and liabilities:
Increase (decrease) in interest payable	192,056	52,832
Increase (decrease) in accounts payable	11,876	(3,200)
Decrease (increase) in due from related party	195	200
Net cash provided by operating activities	(2,043,124)	(501,182)

Investing Activities:
Purchase/disposal of equipment	-	-
Purchase of oil & gas properties	-	-
Net cash used in investing activities	-	-

Financing Activities:
Bank overdraft	118	-
Proceeds from note payable	564,011	108,242
Proceeds from stockholders' loans	20,500	112,500
Due to related party	12,516	32,840
Issuance of preferred stock	1	-
Issuance of common stock	1,446,017	247,652
Net cash provided by financing activities	2,043,163	501,234

Accumulated other comprhensive income	-	-

Net increase/(decrease) in cash	39	51
Cash, beginning of period	(39)	-
Cash, end of period	$(0)	$51

Supplementary disclosure of cash flow information:
Forgiveness of accounts payable-related parties	-	-
Forgiveness of shareholder's loan	-	-
Stock issued to retire debt	-	-
Swap of a portion of oil & gas properties for rights to future exploration costs	-	-

The accompanying notes are an integral part of these financial statements

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
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
December 31, 2015
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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As of December 31, 2015, the Company does not believe any adjustment for impairment is required.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as of December 31, 2015.

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

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on July 27, 2015 (see Note 9.) Diluted earnings (loss) per share is equal to the basic per share for the years ended March 31, 2015, 2014, and 2013. Common stock equivalents are not included in the loss per share since they are anti-dilutive.  All per share amounts have been adjusted for the reverse stock split.

Fair Value of Financial Instruments

The carrying value of cash, notes payable, and accounts at December 31, 2015 and 2014 reflected in these financial statements approximates their fair value due to the short-term maturity of these financial instruments.

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
December 31, 2015
(Unaudited)
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
December 31, 2015
(Unaudited)

In connection with an Amendment to an Asset Purchase Agreement dated November 21, 2011, the Company recorded rights to future exploration costs in the amount of $4,825,334 on its balance sheet as of March 31, 2012. The Company recorded a full impairment as of March 31, 2013.

Oil and gas properties are summarized as follow As of December 31, 2015:

Proved
Unconventional Acreage	$7,026,666

4. NOTE PAYABLE

Notes payable comprised as the following:

	December 31,	March 31,
	2015	2015
Asher Note #4	13,000	13,000
Special Situations	21,491	21,491
Direct Capital #1	70,671	70,671
Direct Capital #2	340,285	380,800
Direct Capital #3	360,000	360,000
Direct Capital #4	360,000	360,000
Direct Capital #5	240,000	240,000
Direct Capital #6	240,000	-
Direct Capital #7	240,000	-
Direct Capital #8	72	14,072
Direct Capital #9	-	11,000
Direct Capital #10	-	11,000
Direct Capital #11	11,000	11,000
Direct Capital #12	-	16,000
Direct Capital #13	-	16,000
Direct Capital #14	-	16,000
Direct Capital #15	-	16,000
Direct Capital #16	-	16,000
Direct Capital #17	16,000	16,000
Direct Capital #18	23,000	48,000
Direct Capital #19	-	48,000
Direct Capital #20	-	48,000
Direct Capital #21	80,000	-
Direct Capital #22	80,000	-
Direct Capital #23	80,000	-
Syndication Capital #1	5,000	5,000
Coventry Enterprises #2	2,114	20,000
LG Capital Funding	29,000	29,000
New Venture Attorneys	-	50,000
Santa Rosa Resources	30,000	-
Rockwell Capital Partners #1	-	-
Rockwell Capital Partners #2	-	-
Blackbridge Capital	2,000	-
GW Holdings	46,500	-
ARC Capital Ltd	21,625	-
Microcap Equity	5,340	-
Tangiers Investment	45,157	-
GHS Investment	15,135	-
Southridge Partners	23,655	-
	$2,401,045	$1,837,034
Debt discount	(377,758)	(429,542)
Notes payable, net of discount	$2,023,287	$1,407,492
Accrued interest	339,892	147,836
	$2,363,179	$1,555,328

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)

Asher Note #4

On April 4, 2013, the Company arranged a debt swap under which a Special Situations Fund note for $40,000 was transferred to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the nine months December 31, 2015 and 2014, the Company accrued $2,155 and $2,155 respectively in interest expense.

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

During the nine months December 31, 2015 and 2014, the Company recorded a loss of $2,548 and a gain of $23,233 respectively due to the change in value of the derivative liability.

At December 31, 2015 and 2014, principal balance of $13,000 and $13,000 respectively, accrued interest of $8,008 and $5,148 respectively, and a derivative liability of $23,636 and $18,162 respectively was recorded.

Special Situations Fund One Note

On March 12, 2012, the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was transferred to Special Situations Fund One for the Asher note plus an additional $21,491, for a total of $61,491.  On April 4, 2013, the Company transferred $40,000 of the note to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 12, 2012.  During the nine months ended December 31, 2015 and 2014, the Company accrued $1,295 and $1,295 respectively in interest expense.

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

During the nine months ended December 31, 2015 and 2014, the Company recorded a loss of $4,358 and a gain of $41,494 respectively due to the change in value of the derivative liability during the period.

At December 31, 2015 and 2014, principal balance of $21,491 and $21,491 respectively, accrued interest of $12,325 and $10,606 respectively, and a derivative liability of $42,139 and $32,808 respectively was recorded.

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

During the nine months ended December 31, 2015 and 2014, the Company recorded a loss of $14,460 and a gain of $139,242 due to the change in value of the derivative liability during the period.

At December 31, 2015 and 2014, principal balance of $70,671 and $70,671 respectively and a derivative liability of $141,342 and $110,413 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)
Direct Capital Note #2

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $384,000.   The promissory note is unsecured, bears interest at 6% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date shall bear interest at the rate of 12% per annum.  During the nine months ended December 31, 2015 and 2014, the Company accrued $33,600 and $34,718 respectively in interest expense.

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

During the nine months ended December 31, 2015 and 2014, the Company recorded a loss of $50,857 and a gain of $535,469 respectively due to the change in value of the derivative liability during the period.

During the nine month period ended December 31, 2015 the Company issued an aggregate of 186,800,000 common shares upon the conversion of principal amount of $40,515.  The derivative liability amounting to $41,982 was re-classified to additional paid in capital.

At December 31, 2015 and 2014, principal balance of $340,285 and $384,000 respectively, accrued interest of $91,041 and $46,143 respectively, and a derivative liability of $486,121 and $402,702 respectively was recorded.

Direct Capital Note #3

On October 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2015 and 2014, the Company accrued $59,671 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 1, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2015 and 2014 debt discount of $989 and $0 respectively was accreted to the statement of operations.

At December 31, 2015 and 2014, principal balance of $360,000 and $0 respectively and accrued interest of $73,953 and $0 respectively was recorded.

Direct Capital Note #4

On January 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2015 and 2014, the Company accrued $47,106 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 1, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2015 and 2014 debt discount of $182,983 and $0 respectively was accreted to the statement of operations.

At December 31, 2015 and 2014, principal balance of $360,000 and $0 respectively and accrued interest of $54,128 and $0 respectively, was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)
Direct Capital Note #5

On March 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2015 and 2014, the Company accrued $22,935 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On March 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2015 and 2014 debt discount of $240,000 and $0 respectively was accreted to the statement of operations.

At December 31, 2015 and 2014, principal balance of $240,000 and $0 respectively and accrued interest of $22,935 and $0 respectively, was recorded.

Direct Capital Note #6

On June 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on December 30, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2015 and 2014, the Company accrued $9,679 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On June 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2015 and 2014 debt discount of $240,000 and $0 respectively was accreted to the statement of operations.

At December 31, 2015 and 2014, principal balance of $240,000 and $0 respectively, and accrued interest of $9,679 and $0 respectively, was recorded.

Direct Capital Note #7

On September 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2015 and 2014, the Company accrued $4,839 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2015 and 2014 debt discount of $120,656 and $0 respectively was accreted to the statement of operations.

At December 31, 2015 and 2014, principal balance of $240,000 and $0 respectively, accrued interest of $4,839 and $0 respectively, and debt discount of $119,344 and $0 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)
Direct Capital Note #8 (formerly Syndication Capital Note #2)

On July 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $14,072.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the nine months ended December 31, 2015 and 2014, the Company accrued $780 and $2,333 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On July 1, 2015, the principal amount of $14,000 was reassigned to Santa Rosa Resources, Inc.

At December 31, 2015 and 2014, principal balance of $72 and $14,072 respectively and accrued interest of $4,935 and $3,392 respectively was recorded.

Direct Capital Note #9 (formerly Syndication Capital Note #3)

On July 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the nine months ended December 31, 2015 and 2014, the Company accrued $1,213 and $1,435 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 27, 2015, the principal amount of $11,000 and interest of $4,461 was reassigned to Southridge Partners.

At December 31, 2015 and 2014, principal balance of $0 and $11,000 respectively and accrued interest of $0 and $2,263 respectively was recorded.

Direct Capital Note #10 (formerly Syndication Capital Note #4)

On August 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the nine months ended December 31, 2015 and 2014, the Company accrued $1,213 and $1,435 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 27, 2015, the principal amount of $11,000 and interest of $4,269 was reassigned to Southridge Partners.

At December 31, 2015 and 2014, principal balance of $0 and $11,000 respectively and accrued interest of $0 and $2,071 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)

Direct Capital Note #11 (formerly Syndication Capital Note #5)

On September 30, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the nine months ended December 31, 2015 and 2014, the Company accrued $1,823 and $1,428 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At December 31, 2015 and 2014, principal balance of $11,000 and $11,000 respectively and accrued interest of $4,673 and $1,864 respectively was recorded.

Direct Capital Note #12 (formerly Syndication Capital Note #6)

On October 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the nine months ended December 31, 2015 and 2014, the Company accrued $1,765 and $2,462 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 18, 2015, the principal balance of $16,000 and accrued interest of $5,625 was reassigned to Rockwell Capital Partners Inc.

At December 31, 2015 and 2014, principal balance of $0 and $16,000 respectively and accrued interest of $0 and $2,992 respectively was recorded.

Direct Capital Note #13 (formerly Syndication Capital Note #7)

On November 30, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the nine months ended December 31, 2015 and 2014, the Company accrued $878 and $2,272 respectively in interest expense.

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

At December 31, 2015 and 2014, principal balance of $0 and $16,000 respectively and accrued interest of $0 and $2,696 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)

Direct Capital Note #14 (formerly Syndication Capital Note #8)

On December 31, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the nine months ended December 31, 2015 and 2014, the Company accrued $1,765 and $2,084 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 15, 2015, the principal balance of $16,000 and accrued interest of $5,033 was reassigned to Microcap Equity Group LLC.

At December 31, 2015 and 2014, principal balance of $0 and $16,000 respectively and accrued interest of $0 and $2,400 respectively was recorded.

Direct Capital Note #15 (formerly Syndication Capital Note #9)

On January 31, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the nine months ended December 31, 2015 and 2014, the Company accrued $2,653 and $1,897 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 2, 2015, the principal balance of $16,000 and accrued interest of $5,625 was reassigned to ARC Capital Ltd.

At December 31, 2015 and 2014, principal balance of $0 and $16,000 respectively and accrued interest of $0 and $2,104 respectively was recorded.

Direct Capital Note #16 (formerly Syndication Capital Note #10)

On February 28, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the nine months ended December 31, 2015 and 2014, the Company accrued $878 and $1,707 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On July 1, 2015, the principal balance of $16,000 was reassigned to Santa Rosa Resources, Inc.

At December 31, 2015 and 2014, principal balance of $0 and $16,000 respectively and accrued interest of $3,561 and $1,816 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)
Direct Capital Note #17 (formerly Syndication Capital Note #11)

On March 31, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the nine months ended December 31, 2015 and 2014, the Company accrued $2,652 and $1,519 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At December 31, 2015 and 2014, principal balance of $16,000 and $16,000 respectively and accrued interest of $5,039 and $1,519 respectively was recorded.

Direct Capital Note #18 (formerly Syndication Capital Note #12)

On April 30, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the nine months ended December 31, 2015 and 2014, the Company accrued $6,916 and $3,682 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 23, 2015, the principal amount of $25,000 was reassigned to GHS Investments, LLC.

At December 31, 2015 and 2014, principal balance of $23,000 and $48,000 respectively and accrued interest of $13,202 and $3,682 respectively was recorded.

Direct Capital Note #19 (formerly Syndication Capital Note #13)

On July 31, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the nine months ended December 31, 2015 and 2014, the Company accrued $5,294 and $1,610 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 30, 2015, the principal balance of $48,000 was reassigned to Blackbridge Capital, LLC.

At December 31, 2015 and 2014, principal balance of $0 and $48,000 respectively and accrued interest of $8,919 and $1,610 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)
Direct Capital Note #20 (formerly Syndication Capital Note #14)

On October 31, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the nine months ended December 31, 2015 and 2014, the Company accrued $6,419 and $642 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2015 and 2014 debt discount of $5,436 and $0 respectively was accreted to the statement of operations.

On October 15, 2015, the principal balance of $48,000 and accrued interest of $6,419 was reassigned to Tangiers Investment Group, LLC.

At December 31, 2015 and 2014, principal balance of $0 and $48,000 respectively, and accrued interest of $0 and $642 respectively was recorded.

Direct Capital Note #21

On October 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2015 and 2014, the Company accrued $1,070 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2015 and 2014 debt discount of $26,813 and $0 respectively was accreted to the statement of operations.

At December 31, 2015 and 2014, principal balance of $80,000 and $0 respectively, accrued interest of $1,070 and $0 respectively, and debt discount of $53,187 and $0 respectively was recorded.

Direct Capital Note #22

On November 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2015 and 2014, the Company accrued $544 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On November 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2015 and 2014 debt discount of $13,552 and $0 respectively was accreted to the statement of operations.

At December 31, 2015 and 2014, principal balance of $80,000 and $0 respectively, accrued interest of $544 and $0 respectively, and debt discount of $66,448 and $0 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)

Direct Capital Note #23

On December 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2015 and 2014, the Company accrued $0 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On December 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2015 and 2014 debt discount of $0 and $0 respectively was accreted to the statement of operations.

At December 31, 2015 and 2014, principal balance of $80,000 and $0 respectively, accrued interest of $0 and $0 respectively, and debt discount of $80,000 and $0 respectively was recorded.

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

During the nine months ended December 31, 2015 and 2014, the Company recorded a loss of $1,023 and a gain of $9,851 respectively due to the change in value of the derivative liability during the period.

At December 31, 2015 and 2014, principal balance of $5,000 and $5,000 respectively and a derivative liability of $10,000 and $7,812 respectively was recorded.

Coventry Enterprises Note #2

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $4,000 in principal and $46,000 in interest was transferred to Coventry Enterprises, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on March 3, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  During the nine months ended December 31, 2015 and 2014, the Company accrued $2,936 and $1,089 respectively in interest expense.

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

During the nine months ended December 31, 2015 and 2014, the Company recorded a loss of $6,610 and a gain of $63,640 respectively due to the change in value of the derivative liability during the period.

During the nine month period ended December 31, 2015 the Company issued an aggregate of 115,990,000 common shares upon the conversion of principal amount of $17,886.  The derivative liability amounting to $32,653 was re-classified to additional paid in capital.

At December 31, 2015 and 2014, principal balance of $2,114 and $20,000 respectively, accrued interest of $4,795 and $1,287 respectively, and a derivative liability of $3,523 and $25,211 respectively, was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)

LG Capital Funding Note

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $40,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on March 3, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  During the nine months ended December 31, 2015 and 2014, the Company accrued $5,244 and $1,748 respectively in interest expense.

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

During the nine months ended December 31, 2015 and 2014, the Company recorded a loss of $5,933 and a gain of $57,138 respectively due to the change in value of the derivative liability during the period.

At December 31, 2015 and 2014, principal balance of $29,000 and $29,000 respectively, accrued interest of $8,062 and $1,892 respectively, and a derivative liability of $58,000 and $45,308 respectively was recorded.

New Venture Attorneys Note

On April 1, 2014, the Company issued a convertible promissory note to New Venture Attorneys PC for legal fees.  Under the terms of the note, the Company has borrowed a total of $50,000 from New Venture Attorneys PC, which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  The note also contains customary events of default.  During the nine months ended December 31, 2015 and 2014, the Company accrued $6,422 and $3,003 respectively in interest expense.

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

During the nine months ended December 31, 2015 and 2014, the Company recorded a loss of $10,230 and a gain of $3,870 respectively due to the change in value of the derivative liability during the period and a debt discount of $134 and $25,406 respectively was accreted to the statement of operations.

On October 13, 2015, the principal balance of $50,000, accrued interest of $10,411 and the derivative liability amounting to $100,000 was re-classified to additional paid in capital.

At December 31, 2015 and 2014, principal balance of $0 and $50,000 respectively, accrued interest of $0 and $3,003 respectively, a debt discount of $0 and $24,594 respectively and a derivative liability of $0 and $78,117 respectively was recorded.

Santa Rosa Resources Note

On July 1, 2015, the Company entered into a Convertible Promissory Note with Santa Rosa Resources under which two notes issued to Syndication Capital were reassigned to Santa Rosa Resources in the sum of $30,000.  The promissory note is unsecured, bears interest at 8% per annum, and matured on September 1, 2014. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the nine months ended December 31, 2015 and 2014, the Company accrued $1,203 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On July 1, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $30,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2015 and 2014 debt discount of $30,000 and $0 respectively was accreted to the statement of operations.

At December 31, 2015 and 2014, principal balance of $30,000 and $0 respectively, and accrued interest of $1,203 and $0 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)
Rockwell Capital Partners Note #1

On September 18, 2015, the Company reassigned the principal and interest of a Direct Capital Note to Rockwell Capital Partners Inc.  The original note was issued on November 30, 2013 in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matured on June 1, 2014.  During the nine months ended December 31, 2015 and 2014, the Company accrued $0 and $0 respectively in interest expense.

On September 18, 2015 the Company recorded a debt discount and derivative liability of $32,000, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month periods ended December 31, 2015 and 2014, the Company recorded a loss of $3,698 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $16,000 and $0 respectively was accreted to the statement of operations.

During the nine month period ended December 31, 2015 the Company issued an aggregate of 77,800,000 common shares upon the conversion of principal amount of $16,000 and interest of $1,695.  The derivative liability amounting to $35,698 was re-classified to additional paid in capital.

At December 31, 2015 and 2014, principal balance of $0 and $0 respectively and accrued interest of $113 and $0 respectively was recorded.

Rockwell Capital Partners Note #2

On September 18, 2015, the Company reassigned the principal and interest of a Direct Capital Note to Rockwell Capital Partners Inc.  The original note was issued on October 31, 2013 in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matured on May 1, 2014.  During the nine months ended December 31, 2015 and 2014, the Company accrued $0 and $0 respectively in interest expense.

On September 18, 2015 the Company recorded a debt discount and derivative liability of $32,000, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month periods ended December 31, 2015 and 2014, the Company recorded a loss of $9,496 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $16,000 and $0 respectively was accreted to the statement of operations.

During the nine month period ended December 31, 2015 the Company issued an aggregate of 7,300,000 common shares upon the conversion of principal amount of $16,000 and interest of $1,435.  The derivative liability amounting to $41,496 was re-classified to additional paid in capital.

At December 31, 2015 and 2014, principal balance of $0 and $0 respectively and accrued interest of $407 and $0 respectively was recorded.

Blackbridge Capital Note

On September 30, 2015, the Company reassigned $48,000 of the principal balance of a Direct Capital Note to Blackbridge Capital, LLC.  The original note was issued on July 31, 2014 in the sum of $48,000.  The promissory note is unsecured, bears interest at 5% per annum, and matures on February 28, 2016.  During the nine months ended December 31, 2015 and 2014, the Company accrued $110 and $0 respectively in interest expense.

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

During the nine month periods ended December 31, 2015 and 2014, the Company recorded a loss of $26,637 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $47,219 and $0 respectively was accreted to the statement of operations.

During the nine month period ended December 31, 2015 the Company issued an aggregate of 40,600,000 common shares upon the conversion of principal amount of $46,000.  The derivative liability amounting to $ 118,637 was re-classified to additional paid in capital.

At December 31, 2015 and 2014, principal balance of $2,000 and $0 respectively, accrued interest of $110 and $0 respectively, debt discount of $781 and $0 respectively, and a derivative liability of $4,000 and $0 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)

ARC Capital Ltd Note

On October 2, 2015, the Company reassigned $21,625 of the principal balance and accrued interest of a Direct Capital Note to ARC Capital Ltd.  The original note was issued on January 31, 2014 and had a principal balance of $16,000 and accrued interest of $5,625.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 2, 2016.  During the nine months ended December 31, 2015 and 2014, the Company accrued $427 and $0 respectively in interest expense.

On October 2, 2015 the Company recorded a debt discount and derivative liability of $51,900, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month periods ended December 31, 2015 and 2014, the Company recorded a gain of $8,650 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $10,635 and $0 respectively was accreted to the statement of operations.

At December 31, 2015 and 2014, principal balance of $21,625 and $0 respectively, accrued interest of $427 and $0 respectively, debt discount of $10,990 and $0 respectively, and a derivative liability of $43,250 and $0 respectively was recorded.

GW Holdings Group LLC Note

On October 13, 2015, the Company reassigned $60,411 of the principal balance and accrued interest of a New Venture Attorneys Note to GW Holdings Group LLC.  The original note was issued on April 1, 2014 and had a principal balance of $50,000 and accrued interest of $10,411.  The promissory note is unsecured and matured on April 1, 2015.

On October 13, 2015 the Company recorded a debt discount and derivative liability of $159,082, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month periods ended December 31, 2015 and 2014, the Company recorded a gain of $30,695 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $60,411 and $0 respectively was accreted to the statement of operations.

During the nine month period ended December 31, 2015 the Company issued an aggregate of 19,381,370 common shares upon the conversion of principal amount of $13,911.  The derivative liability amounting to $35,387 was re-classified to additional paid in capital.

At December 31, 2015 and 2014, principal balance of $46,500 and $0 respectively, and a derivative liability of $93,000 and $0 respectively was recorded.

Microcap Equity Group LLC Note

On October 15, 2015, the Company reassigned the principal balance and accrued interest of a Direct Capital Group Note to Microcap Equity Group LLC.  The original note was issued on December 31, 2013 and had a principal balance of $16,000 and accrued interest of $5,033.  The promissory note is unsecured and matured on July 30, 2015.

On October 15, 2015 the Company recorded a debt discount and derivative liability of $32,000, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month periods ended December 31, 2015 and 2014, the Company recorded a loss of $1,080 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $16,000 and $0 respectively was accreted to the statement of operations.

During the nine month period ended December 31, 2015 the Company issued an aggregate of 117,100,000 common shares upon the conversion of principal amount of $10,660.  The derivative liability amounting to $22,400 was re-classified to additional paid in capital.

At December 31, 2015 and 2014, principal balance of $5,340 and $0 respectively, accrued interest of $5,033 and $0 respectively, and a derivative liability of $10,680 and $0 respectively, was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)

Tangiers Investment Group LLC Note

On October 15, 2015, the Company reassigned $56,919 of the principal balance and accrued interest of a Direct Capital Note to Tangiers Investment Group LLC.  The original note was issued on October 31, 2014, and had a principal balance of $48,000 and accrued interest of $6,419.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 15, 2016.  During the nine months ended December 31, 2015 and 2014, the Company accrued $795 and $0 respectively in interest expense.

On October 15, 2015 the Company recorded a debt discount and derivative liability of $113,838, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month periods ended December 31, 2015 and 2014, the Company recorded a loss of $8,939 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $21,262 and $0 respectively was accreted to the statement of operations.

During the nine month period ended December 31, 2015 the Company issued an aggregate of 34,154,386 common shares upon the conversion of principal amount of $11,762.  The derivative liability amounting to $32,463 was re-classified to additional paid in capital.

At December 31, 2015 and 2014, principal balance of $45,157 and $0 respectively, accrued interest of $795 and $0 respectively, debt discount of $35,657 and $0 respectively, and a derivative liability of $90,314 and $0 respectively, was recorded.

GHS Investments LLC Note

On October 23, 2015, the Company reassigned $25,000 of the principal amount of a Direct Capital Note to GHS Investments LLC.  The original note was issued on April 30, 2014 with a principal balance of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 25, 2016.  During the nine months ended December 31, 2015 and 2014, the Company accrued $97 and $0 respectively in interest expense.

On October 23, 2015 the Company recorded a debt discount and derivative liability of $76,316, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month periods ended December 31, 2015 and 2014, the Company recorded a gain of $24,489 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $13,649 and $0 respectively was accreted to the statement of operations.

During the nine month period ended December 31, 2015 the Company issued an aggregate of 89,465,980 common shares upon the conversion of principal amount of $9,865.  The derivative liability amounting to $21,557 was re-classified to additional paid in capital.

At December 31, 2015 and 2014, principal balance of $15,135 and $0 respectively, accrued interest of $97 and $0 respectively, debt discount of $11,351 and $0 respectively, and a derivative liability of $30,270 and $0 respectively was recorded.

Southridge Partners LP Note

On October 27, 2015, the Company reassigned $30,730 of the principal balance and accrued interest of two Direct Capital Note to Soutridge Partners LP.  The original notes were issued on July 31, 2013 and August 31, 2013, and had a principal balance of $11,000 and $11,000 respectively and accrued interest of $4,461 and $4,269 respectively.  The promissory note is unsecured, bears interest at 8% per annum, and matured on March 1, 2014.  During the nine months ended December 31, 2015 and 2014, the Company accrued $660 and $0 respectively in interest expense.

On October 27, 2015 the Company recorded a debt discount and derivative liability of $38,817, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month periods ended December 31, 2015 and 2014, the Company recorded a loss of $23,543 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $30,730 and $0 respectively was accreted to the statement of operations.

During the nine month period ended December 31, 2015 the Company issued an aggregate of 147,789,200 common shares upon the conversion of principal amount of $7,075 and $660 in interest.  The derivative liability amounting to $15,050 was re-classified to additional paid in capital.

At December 31, 2015 and 2014, principal balance of $23,655 and $0 respectively, accrued interest of $0 and $0 respectively, and a derivative liability of $47,310 and $0 respectively was recorded.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)
5. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the nine months ended December 31, 2015 and 2014, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $631,953 and $81,987 respectively. During the nine months ended December 31, 2015 and 2014, $193,465 and $89,644 respectively of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the nine months ended December 31, 2015 and 2014, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $497,324 and $157,609 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the nine months ended December 31, 2015 and 2014, the Company recognized a loss of $105,579 and a gain of $951,222 respectively based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	December 31,	December 31,
	2015	2014
Balance, beginning of year	$843,376	$1,747,378
Initial recognition of derivative liability	631,953	81,987
Conversion of derivative instruments to Common Stock	(497,324)	(157,609)
Mark-to-Market adjustment to fair value	105,579	(951,222)
Balance, end of year	$1,083,584	$720,534

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
December 31, 2015
(Unaudited)
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

On September 9, 2015 Edward Aruda was appointed President, Director, Secretary, and Treasurer of the Company

During the nine months ended December 31, 2015 and 2014, the Company recorded $8,000 and $0 respectively in consulting fees for Mr. Aruda for a total amount due of $8,000.

During the nine months ended December 31, 2015 and 2014, the Company recorded $12,500 and $22,500 respectively in consulting fees for Mr. Powell increasing the amount due to $162,500.

During the nine months ended December 31, 2015 and 2014, the Company recorded $0 and $90,000 respectively in consulting fees and other expenses for Mr. DeHerrera increasing the amount due to $358,459.

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)
The Company is indebted to its officers as follow:

	December 31,
	2015	2014
Edward Aruda	$8,000	$-
James Powell	162,500	142,500
Tim DeHererra	358,459	338,459
	$528,959	$480,959

The amounts consist of unpaid salary and advances made on behalf of the Company.  The loans carry no interest, are unsecured, are due on demand and have no maturity.

During the nine months ended December 31, 2015 and 2014, the Company accrued debt to Direct Capital Group of $720,000 and $0 which was converted into convertible debt.

During the nine months ended December 31, 2015 and 2014, the Company is indebted to Direct Capital Group for $12,516 and $32,840 respectively for a total amount due of $54,403.

During the nine months ended December 31, 2015 and 2014, the Company accrued debt to Syndication Capital Group of $0 and $144,000 which was converted into convertible debt.

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

As of December 31, 2015, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,319,500 Series A shares were issued and outstanding, (1,319,500 shares as of March 31, 2015) and 1,000 Series B shares were issued and outstanding (0 shares as of March 31, 2015)

GRID PETROLEUM CORP.
(Known as Sunberta Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)
9. COMMON STOCK

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
December 31, 2015
(Unaudited)
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

On October 26, 2015, the Company filed a Certificate of Amendment to change the par value of common stock from $0.001 to $0.00001.

From April 1, 2015 to December 31, 2015, the holders of a convertible notes converted a total of $193,465 of principal and interest into 836,380,906 shares of our common stock.

As of December 31, 2015, 7,500,000,000 common shares of par value $0.00001 were authorized, of which 911,279,357 shares were issued and outstanding, (6,898,408 shares as of March 31, 2015).

10. INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	December 31,
	2015	2014
Operating profit (loss) for the nine months ended December 31	$(2,539,244)	$440,375
Average statutory tax rate	34%	34%
Expected income tax provisions	$(863,343)	$149,728
Unrecognized tax gains (loses)	(863,343)	149,728
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $15,755,976 for tax purposes which will expire in 2025 if not utilized beforehand.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2015 $	March 31, 2015 $
Current Assets	-	-
Current Liabilities	4,047,343	2,954,313
Working Capital (Deficit)	(4,047,343)	(2,954,313)

Cash Flows

	December 31, 2015 $	December 31, 2014 $
Cash Flows from (used in) Operating Activities	(2,043,124)	(501,182)
Cash Flows from (provided by) Financing Activities	2,043,163	501,234
Cash Flows from (used in) Investing Activities	-	-
Net Increase (decrease) in Cash During Period	39	51

Results for the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

Operating Revenues

The Company’s revenues for the three months ended December 31, 2015 and December 31, 2014 were $0 and $0, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended December 31, 2015 and December 31, 2014 were $0 and $0, respectively.

Gross Profit

The Company’s gross profit for the three months ended December 31, 2015 and December 31, 2014 was $0 and $0 respectively.

Operating Expenses

Operating expenses for the three months ended December 31, 2015, and December 31, 2014, were $262,601 and $89,896, respectively.  Operating expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase is general and administrative expenses and professional fees.

Net Loss from Operations

The Company’s net loss from operations for the three month periods ended December 31, 2015 and 2014 was $(262,601) and $(89,896) respectively.  The increased loss is due to normal operating expenses.

Other Income (Expense):

Other income (expense) for the three month periods ended December 31, 2015 and 2014 were $(1,006,415) and $(10,655) respectively.  Other income (expense) consists of change of fair value on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Profit (Loss)

Net profit (loss) for the three month periods ended December 31, 2015 and 2014, was $(1,269,017) and $(100,551) respectively.  The increased loss is due to the increase in operating expenses and interest expenses associated with convertible debentures and operating expenses.

Results for the Nine months Ended December 31, 2015 Compared to the Nine months Ended December 31, 2014

Operating Revenues

The Company’s revenues for the nine months ended December 31, 2015 and December 31, 2014 were $0 and $0, respectively.

Cost of Revenues

The Company’s cost of revenues for the nine months ended December 31, 2015 and December 31, 2014 were $0 and $0, respectively.

Gross Profit

The Company’s gross profit for the nine months ended December 31, 2015 and December 31, 2014 was $0 and $0 respectively.

Operating Expenses

Operating expenses for the nine months ended December 31, 2015, and December 31, 2014, were $772,896 and $336,288, respectively.  Operating expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase is general and administrative expenses and professional fees.

Net Loss from Operations

The Company’s net loss from operations for the nine month periods ended December 31, 2015 and 2014 was $(772,896) and $(336,288) respectively.  The decreased loss is due to normal operating expenses.

Other Income (Expense):

Other income (expense) for the nine month periods ended December 31, 2015 and 2014 were $(1,766,347) and $776,664 respectively.  Other income (expense) consists of change of fair value on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Profit (Loss)

Net profit (loss) for the nine month periods ended December 31, 2015 and 2014, was $(2,539,244) and $440,375 respectively.  The increased loss is due to the increase in operating expenses and interest expenses and change in fair value associated with convertible debentures and an increase in operating expenses.

Liquidity and Capital Resources

As of December 31, 2015, the Company had a cash balance and asset total of $0 and $7,043,319 respectively, compared with $0 and $7,043,514 of cash and total assets, respectively, as of March 31, 2015. The decrease in cash was due to normal operating activities.

As of December 31, 2015, the Company had total liabilities of $4,047,343 compared with $2,954,313 as of March 31, 2015. The increase in total liabilities was primarily attributed to the increase in notes payable.

The overall working capital decreased from $(2,954,313) deficit at March 31, 2015 to $(4,047,343) at December 31, 2015.

Cash Flow from Operating Activities

During the nine months ended December 31, 2015, cash used in operating activities was $(2,043,124) compared to $(501,182) for the nine months ended December 31, 2014.

Cash Flow from Investing Activities

During the nine months ended December 31, 2015 cash used in investing activities was $0 compared to $0 for the nine months ended December 31, 2014.

Cash Flow from Financing Activities

During the nine months ended December 31, 2015, cash provided by financing activity was $2,043,163 compared to $501,234 for the nine months ended December 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2015, that was filed with the SEC on June 30, 2015, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended March 31, 2015. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 21, 2015, the holder of a convertible note converted a total of $3,350 of principal and $1,435 of interest into 3,300,000 shares of our common stock.

On October 23, 2015, the holder of a convertible note converted a total of $6,000 of principal into 4,864,864 shares of our common stock.

On October 23, 2015, the holder of a convertible note converted a total of $8,492 of principal into 9,932,164 shares of our common stock.

On October 23, 2015, the holder of a convertible note converted a total of $4,940 of principal into 5,200,000 shares of our common stock.

On October 26, 2015, the holder of a convertible note converted a total of $7,000 of principal into 10,000,000 shares of our common stock.

On October 26, 2015, the holder of a convertible note converted a total of $2,970 of principal into 3,300,000 shares of our common stock.

On October 26, 2015, the holder of a convertible note converted a total of $5,715 of principal into 6,350,000 shares of our common stock.

On October 26, 2015, the holder of a convertible note converted a total of $3,640 of principal into 5,200,000 shares of our common stock.

On October 26, 2015, the holder of a convertible note converted a total of $8,550 of principal into 9,000,000 shares of our common stock.

On October 28, 2015, the holder of a convertible note converted a total of $4,400 of principal into 8,000,000 shares of our common stock.

On October 28, 2015, the holder of a convertible note converted a total of $6,970 of principal into 7,744,444 shares of our common stock.

On October 28, 2015, the holder of a convertible note converted a total of $4,495 of principal into 8,172,800 shares of our common stock.

On October 29, 2015, the holder of a convertible note converted a total of $3,696 of principal into 9,240,000 shares of our common stock.

On October 29, 2015, the Company issued the holder of a convertible note 3,900,000 shares of its commons stock pursuant to a reset notice.

On October 23, 2015, the holder of a convertible note converted a total of $4,940 of principal into 5,200,000 shares of our common stock.

On November 2, 2015, the holder of a convertible note converted a total of $12,000 of principal into 20,000,000 shares of our common stock.

On November 3, 2015, the holder of a convertible note converted a total of $1,800 of principal into 9,000,000 shares of our common stock.

On November 3, 2015, the Company issued the holder of a convertible note 15,000,000 shares of its commons stock pursuant to a reset notice.

On November 5, 2015, the holder of a convertible note converted a total of $2,160 of principal into 10,800,000 shares of our common stock.

On November 5, 2015, the holder of a convertible note converted a total of $1,789 of principal into 8,945,800 shares of our common stock.

On November 5, 2015, the holder of a convertible note converted a total of $1,820 of principal into 9,100,000 shares of our common stock.

On November 5, 2015, the holder of a convertible note converted a total of $2,500 of principal into 12,500,000 shares of our common stock.

On November 5, 2015, the holder of a convertible note converted a total of $2,500 of principal into 12,500,000 shares of our common stock.

On November 9, 2015, the holder of a convertible note converted a total of $5,400 of principal into 27,000,000 shares of our common stock.

On November 9, 2015, the holder of a convertible note converted a total of $3,270 of principal into 24,222,222 shares of our common stock.

On November 9, 2015, the holder of a convertible note converted a total of $1,250 of principal into 12,500,000 shares of our common stock.

On November 9, 2015, the holder of a convertible note converted a total of $1,480 of principal into 14,800,000 shares of our common stock.

On November 10, 2015, the holder of a convertible note converted a total of $1,430 of principal into 14,300,000 shares of our common stock.

On November 10, 2015, the Company issued the holder of a convertible note 20,135,556 shares of its commons stock pursuant to a reset notice.

On November 12, 2015, the holder of a convertible note converted a total of $305 of principal and $695 of interest into 20,000,000 shares of our common stock.

On November 12, 2015, the holder of a convertible note converted a total of $466 of principal into 9,414,500 shares of our common stock.

On November 13, 2015, the holder of a convertible note converted a total of $285 of principal into 5,700,000 shares of our common stock.

On November 13, 2015, the holder of a convertible note converted a total of $950 of principal into 19,000,000 shares of our common stock.

On November 13, 2015, the holder of a convertible note converted a total of $1,000 of interest into 20,000,000 shares of our common stock.

On November 3, 2015, the Company issued the holder of a convertible note 14,300,000 shares of its commons stock pursuant to a reset notice.

On November 16, 2015, the holder of a convertible note converted a total of $2,175 of principal into 43,500,000 shares of our common stock.

On November 16, 2015, the holder of a convertible note converted a total of $1,403 of principal into 28,344,900 shares of our common stock.

On November 17, 2015, the holder of a convertible note converted a total of $450 of principal, $256 of interest and $1,470 in professional fees into 43,519,200 shares of our common stock.

On November 19, 2015, the holder of a convertible note converted a total of $1,240 of principal into 24,800,000 shares of our common stock.

On November 19, 2015, the holder of a convertible note converted a total of $1,125 of principal into 22,500,000 shares of our common stock.

On November 20, 2015, the holder of a convertible note converted a total of $1,712 of principal into 34,587,950 shares of our common stock.

On November 23, 2015, the holder of a convertible note converted a total of $1,300 of principal into 26,000,000 shares of our common stock.

On November 24, 2015, the holder of a convertible note converted a total of $750 of principal, $104 of interest and $1,320 in professional fees into 43,470,000 shares of our common stock.

On December 8, 2015, the holder of a convertible note converted a total of $760 of principal into 76,000,000 shares of our common stock.

On December 8, 2015, the holder of a convertible note converted a total of $1,905 of principal into 38,100,000 shares of our common stock.

On December 14, 2015, the holder of a convertible note converted a total of $125 of principal, $301 of interest and $1,220 in professional fees into 32,920,000 shares of our common stock.

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

On July 1, 2015, the Company reassigned two Direct Capital notes (formerly Syndication Capital notes) to Santa Rosa Resources.  The note amount is in the sum of $30,000, bears interest at 8% per annum, and matured on May 1, 2015.

On September 18, 2015, the Company reassigned the principal and interest of a Direct Capital note to Rockwell Capital Partners Inc.   The note amount is in the sum of $16,000, bears interest at 8% per annum, and matured on June 1, 2014.

On September 18, 2015, the Company reassigned the principal and interest of a Direct Capital note to Rockwell Capital Partners Inc.   The note amount is in the sum of $16,000, bears interest at 8% per annum, and matured on May 1, 2014.

On September 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2016.

On September 30, 2015 the Company reassigned a Direct Capital note to Blackbridge Capital, LLC in the sum of $48,000.  The promissory note is unsecured, bears interest at 5% per annum, and matures on February 28, 2016.

On October 2, 2015 the Company reassigned the principal and interest of a Direct Capital note to ARC Capital Ltd in the sum of $21,625. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 2, 2016.

On October 13, 2015 the Company reassigned the principal and interest of a New Venture note to GW Holdings Group, LLC in the sum of $60,411.  The promissory note is unsecured and matured on April 1, 2015.

On October 15, 2015 the Company reassigned the principal of a Direct Capital note to Microcap Equity Group LLC in the sum of $16,000.  The promissory note is unsecured and matured on July 30, 2015.

On October 15, 2015 the Company reassigned the principal and interest of a Direct Capital note to Tangiers Investment Group, LLC in the sum of $56,919.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 15, 2016.

On October 23, 2015 the Company reassigned a portion of a Direct Capital note to GHS Investments, LLC in the sum of $25,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 25, 2016.

On October 27, 2015, the Company reassigned the principal and interest of two Direct Capital notes to Southridge Partners LP.   The note amount is in the sum of $30,730, bears interest at 22% per annum, and matured on March 1, 2014.

On October 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2016.

On November 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 31, 2016.

On December 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 30, 2016.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Loan Agreement, by and between the Company and Kelly Sundberg, dated December 18, 2006	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.2	Loan Agreement, by and between the Company and Green Shoe, Inc., dated March 26, 2008	Filed with the SEC on March 28, 2008 as part of our Current Report on Form 8-K.
10.3	Employment Agreement, by and between the Company and Paul Watts, dated January 31, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
10.4	Asset Purchase and Sale Agreement, by and between the Company and Murrayfield Limited, dated March 11, 2010	Filed with the SEC on March 23, 2010 as part of our Current Report on Form 8-K.
10.5	Share Issuance Agreement, by and between the Company and Premier Global Corp, dated April 23, 2010	Filed with the SEC on April 28, 2010 as part of our Current Report on Form 8-K.
10.6	Separation Agreement, by and amongst the Company and Kelly Sundberg, Stephen Ronaldson and Paul Watts, dated December 3, 2010	Filed with the SEC on December 7, 2010 as part of our Current Report on Form 8-K/A.
10.7	Share Exchange Agreement, by and between the Company and Joaquin Basin Resources Inc., dated January 20, 2011	Filed with the SEC on January 25, 2011 as part of our Current Report on Form 8-K.
10.8	Agreement for the Sale and Assignment and Affirmation of Obligation, by and amongst the Company, Green Shoe, LLC, and Syndication Capital, LLC, dated January 28, 2011	Filed with the SEC on February 4, 2011 as part of our Current Report on Form 8-K.
10.9	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.10	Form of Convertible Promissory Note, by and between the Company and Holder, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.11	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.12	Form of Convertible Promissory Note, by and between the Company and Holder, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.13	Transfer of Asset by and between, Xploration Inc, and Joaquin Basin Resources, dated January 20, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.14	Mineral Rights Purchase Amendment, by and between Xploration Inc. and Joaquin Basin Resources, dated November 21, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.15	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.16	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.17	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.18	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
10.19	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.20	Purchase Agreement by and between the Company and Xploration Incorporated, dated July 31, 2013	Filed with the SEC on August 5, 2013, as part of our Current Report on Form 8-K.
10.21	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.22	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.23	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated August 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated September 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated January 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.30	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.

10.31	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.32	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated April 30, 2014	Filed with the SEC on August 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.33	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.34	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.35	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.36	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated January 1, 2015	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.37	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated March 31, 2015	Filed with the SEC on July 14, 2015 as part of our Annual Report on Form 10-K.
10.38	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated June 30, 2015	Filed with the SEC on August 7, 2015 as part of our Quarterly Report on Form 10-Q.
10.39	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated September 30, 2015	Filed with the SEC on November 18, 2015 as part of our Quarterly Report on Form 10-Q.
10.40	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc, dated October 31, 2015	Filed herewith.
10.41	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc, dated November, 2015	Filed herewith.
10.42	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc, dated December 31, 2015	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRID PETROLEUM CORP.
Dated: February 12, 2016	/s/ Edward Aruda
EDWARD ARUDA
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)