Form 10-K
period 2016-03-31
Simlatus Corp
filed 2016-06-29
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended March 31, 2016

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

GRID PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-53276	20-2675800
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

175 Joerschke Drive, Ste. A Grass Valley, CA 95945 (Address of principal executive offices)

(530) 205-3437 (Registrant’s Telephone Number) 999 18th Street, Suite 3000 Denver, CO 80202 (Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of class

Common Stock, Par Value $0.00001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [_]

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

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 31, 2016 was $457,948 based upon the price ($0.0001) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of May 31, 2016, there were 4,579,478,015 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

Documents incorporated by reference: None

i

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

ii

PART I

ITEM 1. BUSINESS

Asset Purchase Agreement

On March 9, 2016, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RJM and Associates, LLC, a California limited liability company (“RJM”); thereby, acquiring Intellectual Property referred to as “Media IP” and inventory consisting of finished products and raw materials and supplies. RJM will assign the Media IP asset and inventories and provide “Know-How” that will enable the Company to launch a Broadcast Equipment and Digital Media Product Line, together valued at Six Million Two Hundred Fifty Thousand Dollars ($6,250,000). As consideration for the Media IP and the “Know -How”, the Buyer shall issue, or cause to be issued, $5,000,000 of Restricted Common Stock (PAR $.00001) Ninety (90) days from the date of this agreement and $1,250,000 of Preferred Series-A Shares of a GRPR Preferred Stock; (PAR $.001). The value of restricted common shares will be the closing price of the stock as of 90 days from this agreement. The maturity date for the restricted common shares will be 60 months from the date of this agreement. The final transaction of the Agreement will be completed after the date of this report.

As of the date of this Report, our business has changed. The Company, respectively, designs, manufactures and sells audio and video broadcast equipment worldwide. Our engineers build and thoroughly test these items in-house prior to shipping to our customers. We provide exceptional service and our products are built to the highest professional standards and rugged design.

The company currently has an expanding revenue base in the broadcast industry with long-term national and international distribution. The current customers of our products include large broadcast giants such as CBS, NBC, ABC, FOX, ESPN and DIRECTV, plus the many smaller broadcast customers which include religious facilities, international broadcast facilities and colleges, as well as various radio stations. The company sells 55 different products which include a variety of protection switches, HD Routers, analog routers, control panels, audio distribution, SyncPal™ and the new upcoming SoundPal™.

The company has initiated new product designed in augmented/virtual reality markets which allows the company to capitalize in this $120B growing industry. The digital media/augmented reality products currently in development will develop a strategic technology roadmap to enable the company to expand into high-growth digital television and over-the-top (OTT) markets. These products are being developed to serve a market segment that is presently being strongly embraced by consumers and is forecasted, by some of the most widely recognized tech companies in the world, as becoming a multi-billion dollar market in the very near future. The new products include 'SocialCast AR,' Augmented Reality, and Virtual Reality Content Server. The target technologies include Virtual Reality, Augmented Reality, Audio/Video Codecs, Audio Content Recognition, and OTT API Integration into Key Platforms. The Market Analysis and IP Portfolio will include new patents specifically developed for these products and owned by the Company.

Corporate History

Our Business

The Company focused on the development, exploration and production of oil and gas in North America. Our primary focus is on oil and gas properties with proven undeveloped reserves that are economically attractive but are underserved by major independent oil and gas companies.

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

SE Jonah Prospect

The Company’s working interest in the remaining SE Jonah Prospect leases was allowed to expire, as the Company’s evaluation of the potential investment was conclusive in the following; the large dollars required to develop this field remained far greater than the possible revenue to be generated over an acceptable time frame. Primarily, because of the low selling price of natural gas, which is lower than the overall cost of production, and the lack of an infrastructure to allow full production of natural gas from an existing well, the time frame to develop the required infrastructure is based on the natural gas production to warrant a transportation company committing the funding to build it. Along with a low selling price for the product signifies that the money will not be spent to drill due to the lack of transportation and the transportation will not happed due to the lack of drilling. The Company has decided not to be active in this area.

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

The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or the “Superfund” law, generally imposes joint and several liabilities, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination and those persons that disposed or arranged for the disposal of the hazardous substance. Under CERCLA and comparable state statutes, such persons may be subject to strict joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such “hazardous substances” have been released.

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

We do not have any employees as of March 31, 2016. As of the date of this filing, we have 4 employees, and 17 suppliers and subcontractors.

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

We have not generated any revenues in oil and gas related projects since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from March 31, 2009 (date of inception) to March 31, 2016 was $16,122,167. We had cash and cash equivalents in the amount of $2,226 as of March 31, 2016. We currently do not have any mining operations and we have no income. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company. The company acquired digital media and broadcast IP on March 9, 2016 that is currently producing revenues with a global distribution. The company, at the time of this filing, has dissolved and terminated its core oil and gas business in order to focus on the revenue growth of its digital media and broadcast product lines.

Because we need additional financing to fund our operations, if we do not obtain such financing, we may have to cease our operations and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to develop our new R&D products in augmented/virtual reality, while expanding our existing product line and introducing SyncPal™. The existing revenues will allow the company to maintain the required financing for the fees we must pay to maintain our status as a public company and to sustain our business operations. We currently have several arrangements for further financing and we may not be able to obtain additional financing when required. Our R&D is dependent upon our ability to obtain additional financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Because we had never earned revenues from our operations prior to March 9, 2016, our business may fail.

On March 9, 2016 the company acquired IP, Inventory, parts and distribution of Broadcast and Digital Media products, and we anticipate that we will incur increased operating expenses while realizing new revenues from this Asset Purchase. Prior to March 9, 2016 the company expected to incur significant losses into the foreseeable future, and recognized that if unable to generate significant revenues it would not be able to earn profits or continue operations. There was no history upon which to base any assumption as to the likelihood that the company would prove to be successful, and could not provide assurance that it could generate any revenues or ever achieve profitability. The company has addressed these risks, while understanding that the business would fail and investors may lose all of their investment in our company. The Asset Purchase Agreement on March 9, 2016 provided assets and revenues for the company moving forward.

Our ability to reach and maintain profitable operating results is dependent on our ability to grow existing product revenues and develop new Augmented Reality and Virtual Reality Products.

Our future performance depends upon our ability to manage and grow our existing product revenues, and develop new Augmented Reality and Virtual Reality products at reasonable expense. If we are not able to develop these products economically, we may not be able to achieve and maintain profitable operating results. No assurance can be given that we will be able to develop these products on acceptable terms.

We have experienced significant operating losses in the past, due to oil and gas related expenses, and there can be no assurance that we can maintain profitability in the future.

We have reported a net loss of $2,905,434 for the year ended March 31, 2016 due to gas and oil related expenses, and we have an accumulated deficit through March 31, 2016 of $16,122,167. Without continued management and new development of our existing broadcast products, any investment in our Company could become devalued or worthless.

We have substantial indebtedness.  The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at March 31, 2016 was $10,214,753, which was comprised of a variety of short-term and long-term borrowings related to our gas and oil related projects; related party notes and payables; trade payables; and Convertible Notes. The level of indebtedness we have affects our operations in a number of ways.  We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations. This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance. Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions. We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

To execute our business plan we will need to develop current projects and expand our operations requiring significant capital expenditures which we may be unable to fund.

Our business plan contemplates the development of our current projects and the expansion of our business by identifying, acquiring, and developing new products.  We plan to rely on external sources of financing to meet the capital requirements associated with these activities.  We may obtain any additional funding we need through debt and equity markets.  There is no assurance that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.

We may lose key management personnel which could endanger the future success of our operations.

Our Chairman, COO, President and Chief Executive Officer are the driving force behind our catalog of broadcast equipment products currently being sold worldwide. The loss of these individuals could adversely affect our business.  If any of these individuals dies, becomes disabled or voluntarily terminates employment with us, there is no assurance that a suitable or comparable substitute will be found.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our financial statements for the year ended March 31, 2016 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses since inception which raises substantial doubt about our ability to continue as a going concern.  In the event we are not able to continue operations, an investor will likely suffer a complete loss of their investment in our securities.

In the past, we have disclosed material weakness in our internal controls and procedures. If a material weakness reoccurs, this could erode investor confidence, jeopardize our ability to obtain insurance and limit our ability to attract qualified persons to serve at Daybreak.

As of the end of the reporting period, March 31, 2016, an evaluation was conducted by the Company’s management, and our Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our internal controls over financial reporting pursuant to Rule 13a-15(e) of the Exchange Act.  Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2016.

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

Our Common Stock is quoted on the over-the-counter (“OTC”) market under the symbol SIML (f/ka/ GRPR)

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

Our authorized capital stock consists of 7,500,000,000 shares of Common Stock, 10,000,000 shares of Series A Preferred Stock and 10,000,000 shares of Series B Preferred Stock.  As of March 31, 2016, there were 1,615,695,657 shares of Common Stock, 1,519,500 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock outstanding.

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

We expect to seek to raise additional capital in the future to help fund our acquisition, development, and production of broadcast equipment products and new products. Subsequent debt financing, if available, may require restrictive covenants, which may limit our operating flexibility.  Future debt financing may also involve debt instruments that are convertible into or exercisable for Common Stock.  The conversion of the debt to equity financing may dilute the equity position of our existing shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 175 Joerschke Drive, Suite A, Grass Valley, CA 95945. A description of our oil and gas properties is set forth above in this Annual Report under the heading “Business.” As of the date of this filing, the Company has not sought to move our office. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company currently does not own any real property.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted on the OTC Markets since October 17, 2007 trading under the symbol “SBRT”. On January 15, 2008, our symbol was changed to “SBTR” and on December 15, 2009, our symbol was changed to “GRPR” to reflect our Company’s name change. Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. On April 21, 2016, our symbol was changed to “SIML” to reflect our Company’s name change to Simlatus Corporation.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCQB for the period from April 1, 2015 through March 31, 2016, and April 1, 2014 through March 31, 2015 based on our fiscal year end March 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016 - High	0.0001	0.08	0.019	0.00010
2016 - Low	0.000001	0.000001	0.000001	0.00001
2015 - High	0.0002	0.0002	0.0001	0.001
2015 - Low	0.0001	0.0001	0.0001	0.0001

Record Holders

As of March 31, 2016, there were 1,615,695,657 shares of the registrant’s $0.00001 par value common stock issued and outstanding and were owned by approximately 17 holders of record, based on information provided by our transfer agent.

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

On October 16, 2015, the holder of a convertible note converted a total of $14,336 of principal into 3,200,000 shares of our common stock.

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

On October 29, 2015, the Company issued the holder of a convertible note 3,900,000 shares of its common stock pursuant to a reset notice.

On November 2, 2015, the holder of a convertible note converted a total of $12,000 of principal into 20,000,000 shares of our common stock.

On November 3, 2015, the holder of a convertible note converted a total of $1,800 of principal into 9,000,000 shares of our common stock.

On November 3, 2015, the Company issued the holder of a convertible note 15,000,000 shares of its common stock pursuant to a reset notice.

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

On November 10, 2015, the Company issued the holder of a convertible note 20,135,556 shares of its common stock pursuant to a reset notice.

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

On November 13, 2015, the Company issued the holder of a convertible note 14,300,000 shares of its common stock pursuant to a reset notice.

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

On February 23, 2016, the holder of a convertible note converted a total of $1,950 of principal, $1,041 of interest and $1,370 in professional fees into 87,216,400 shares of our common stock.

On February 29, 2016, the holder of a convertible note converted a total of $4,300 of principal into 86,000,000 shares of our common stock.

On March 15, 2016, the holder of a convertible note converted a total of $5,950 of principal into 119,000,000 shares of our common stock.

On March 15, 2016, the holder of a convertible note converted a total of $2,387 of principal into 47,741,900 shares of our common stock.

On March 16, 2016, the holder of a convertible note converted a total of $2,850 of principal, $288 of interest and $1,370 in professional fees into 90,156,200 shares of our common stock.

On March 17, 2016, the holder of a convertible note converted a total of $3,121 of principal into 62,420,000 shares of our common stock.

On March 21, 2016, the holder of a convertible note converted a total of $3,200 of principal, $34 of interest and $1,370 in professional fees into 92,081,800 shares of our common stock.

On March 21, 2016, the holder of a convertible note converted a total of $5,500 of principal into 110,000,000 shares of our common stock.

On March 28, 2016, the holder of a convertible note converted a total of $6,980 of principal into 69,800,000 shares of our common stock.

Subsequent Issuances

On April 3, 2016, 1,000 Preferred Stock Series B shares issued to Santa Rosa Resources, Inc. was transferred in equal amounts of 250 shares each to Robert Stillwaugh, Mike Schatz, Gary Tilden and Donna Marie Murtaugh.

On April 5, 2016, the holder of a convertible note converted a total of $7,800 of principal into 156,000,000 shares of our common stock.

On April 6, 2016, the holder of a convertible note converted a total of $4,180 of principal into 83,600,000 shares of our common stock.

On April 8, 2016, the holder of a convertible note converted a total of $4,000 of principal and $153 of interest into 83,050,958 shares of our common stock.

On April 8, 2016, the holder of a convertible note converted a total of $4,404 of principal into 88,078,000 shares of our common stock.

On April 8, 2016, the Company issued the holder of a convertible note 150,000,000 shares of its common stock pursuant to a reset notice.

On April 12, 2016, the holder of a convertible note converted a total of $3,072 of interest into 61,440,000 shares of our common stock.

On April 14, 2016, the holder of a convertible note converted a total of $4,000 of principal into 80,000,000 shares of our common stock.

On April 15, 2016, the holder of a convertible note converted a total of $2,114 of principal into 42,282,200 shares of our common stock.

On April 22, 2016, the holder of a convertible note converted a total of $5,090 of principal into 181,800,000 shares of our common stock.

On April 26, 2016, the holder of a convertible note was issued 200,000,000 shares of our common stock pursuant to a Settlement and Release Agreement.

On April 28, 2016, the holder of a convertible note converted a total of $3,842 of principal into 76,831,600 shares of our common stock.

On April 28, 2016, the holder of a convertible note converted a total of $6,000 of principal into 120,000,000 shares of our common stock.

On April 29, 2016, the holder of a convertible note converted a total of $4,800 of principal into 96,000,000 shares of our common stock.

On May 2, 2016, the holder of a convertible note converted a total of $2,510 of principal into 50,200,000 shares of our common stock.

On May 3, 2016, the holder of a convertible note converted a total of $2,900 of principal and $85 of interest into 67,699,600 shares of our common stock.

On May 3, 2016, the holder of a convertible note converted a total of $10,850 of principal into 217,000,000 shares of our common stock.

On May 3, 2016, the holder of a convertible note converted a total of $6,000 of principal into 120,000,000 shares of our common stock.

On May 3, 2016, the holder of a convertible note converted a total of $6,975 of principal into 139,500,000 shares of our common stock.

On May 5, 2016, the holder of a convertible note converted a total of $9,740 of principal into 194,800,000 shares of our common stock.

On May 5, 2016, the holder of a convertible note converted a total of $7,500 of principal into 150,000,000 shares of our common stock.

On May 10, 2016, the holder of a convertible note converted a total of $4,275 of principal into 85,500,000 shares of our common stock.

On May 13, 2016, the holder of a convertible note converted a total of $19,600 of principal into 400,000,000 shares of our common stock.

On May 17, 2016, the holder of a convertible note converted a total of $10,000 of principal into 200,000,000 shares of our common stock.

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

Working Capital

	March 31, 2016 $	March 31, 2015 $
Current Assets	207,082	–
Current Liabilities	10,214,753	2,954,313
Working Capital (Deficit)	(10,007,671)	(2,954,313)

Cash Flows

	March 31, 2016 $	March 31, 2015 $
Cash Flows from (used in) Operating Activities	3,841,523	(2,598,271)
Cash Flows from (used in) Investing Activities	(6,045,144)	–
Cash Flows from (used in) Financing Activities	2,205,846	2,598,271
Net Increase (decrease) in Cash During Period	2,226	–

Results for the Year Ended March 31, 2016 Compared to the Year Ended March 31, 2015

Revenues:

The Company’s revenues were $0 for the year ended March 31, 2016 compared to $0 in 2015.

Cost of Revenues:

The Company’s cost of revenue was $0 for the year ended March 31, 2016, compared to $0 in 2015.

Operating Expenses:

Operating expenses for the year ended March 31, 2016, and March 31, 2015, were $1,031,829 and $1,324,833, respectively. Operating expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase is consulting and professional fees.

Other Income (Expense):

Other income (expense) for the year ended March 31, 2016, and March 31, 2015, were $(1,873,605) and $(99,746), respectively. Other income (expense) consisted of debt forgiveness, gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Loss:

Net loss for the year ended March 31, 2016, was $(2,905,434) compared with a net loss of $(1,424,579) for the year ended March 31, 2015. The increased net loss is due to the settlement of debt and a loss on the derivative valuation of convertible notes.

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

As of March 31, 2016, total current assets were $207,082.

As of March 31, 2016, total current liabilities were $10,214,753, which consisted primarily of accounts payable and accrued expenses, short term liabilities and convertible debentures. We had negative net working capital of $(10,007,671) as of March 31, 2016.

Intangible Assets

The Company’s intangible assets were $5,972,311 as of March 31, 2016.

Material Commitments

The Company’s material commitments were $0 as of March 31, 2016.

Going Concern

As of March 31, 2016, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

(AN EXPLORATION STAGE COMPANY)

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Grid Petroleum, Corp.

We have audited the accompanying balance sheet of Grid Petroleum Corp. as of March 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grid Petroleum Corp. at March 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

June 28, 2016

7 Valley View Drive Califon, New Jersey 07830 (908) 534-0008

Registered Public Company Accounting Oversight Board Firm

GRID PETROLEUM CORP.

(KNOWN AS SUNBERTA RESOURCES INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2016	2015
ASSETS
Current Assets
Cash	$2,226	$–
Inventories	204,856	–
Total Current Assets	207,082	–

Due from related party	16,653	16,848
Oil & gas properties, net	7,026,666	7,026,666
Deposit on intangible asset, net	5,972,311	–
TOTAL ASSETS	$13,222,712	$7,043,514

LIABILITIES
Current Liabilities:
Bank overdraft	$–	$39
Accounts payable	22,215	5,223
Due to related party	72,807	41,888
Notes payable, net of discount	2,337,859	1,407,492
Notes payable, interest	373,728	147,836
Derivative liabilities	995,645	843,376
Stockholder loans	162,500	508,459
Other short-term liabilities	6,250,000	–
Total Current Liabilities	10,214,753	2,954,313

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized
Series A: 10,000,000 shares authorized
1,519,500 shares issued and outstanding at March 31, 2016	1,520	1,320
1,319,500 shares issued and outstanding at March 31, 2015
Series B: 10,000,000 shares authorized	1	–
1,000 shares issued and outstanding at March 31, 2016
0 shares issued and outstanding at March 31, 2015
Common stock, $0.00001 par value 7,500,000,000 authorized	16,157	69
1,615,695,657 shares issued and outstanding at March 31, 2016 (1)
6,898,408 shares issued and outstanding at March 31, 2015 (2)
Additional paid in capital	19,232,153	17,424,250
Accumulated other comprehensive loss	4,144	4,144
Deficit accumulated during the development stage	(123,849)	(123,849)
Deficit accumulated during the exploration stage	(16,122,167)	(13,216,733)
Total Stockholders' Equity	3,007,958	4,089,201
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,222,712	$7,043,514

(1)	All common share amounts and per share amounts in these financial statements, reflect the one thousand-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective July 27, 2015, respectively, including retroactive adjustment of common share amounts. See Note 10.
(2)	All common share amounts in these financial statements reflect the change in par value from $0.001 to $0.00001, effective October 26, 2015. See Note 10.

The accompanying notes are an integral part of these financial statements

GRID PETROLEUM CORP.

(KNOWN AS SUNBERTA RESOURCES INC.)

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended
	March 31,	March 31,
	2016	2015
Revenue	$–	$–

Operating expenses
Consulting	20,500	860,000
Management fees	110,000	120,000
Professional fees	364,711	156,764
Other G&A expenses	536,619	188,069
Loss from operations	(1,031,829)	(1,324,833)

Other income/ (expense)
Debt forgiveness	419,284	–
Change in derivative liability	(94,605)	824,734
Interest on convertible notes	(2,198,284)	(924,481)
Total other income/expenses	(1,873,605)	(99,746)

Net Profit (Loss)	$(2,905,434)	$(1,424,579)

Per share information
Basic, weighted number of common shares outstanding (1)	392,605,909	6,481,623
Net profit (loss) per common share	(0.0074)	(0.2198)

(1)	All common share amounts and per share amounts in these financial statements, reflect the one thousand-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective July 27, 2015, respectively, including retroactive adjustment of common share amounts. See Note 10.

The accompanying notes are an integral part of these financial statements

GRID PETROLEUM CORP.

(KNOWN AS SUNBERTA RESOURCES INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FROM THE PERIOD FROM APRIL 1, 2014 TO MARCH 31, 2016

									Deficit	Deficit
								Accumulated	Accumulated	Accumulated
	Preferred Stock		Preferred Stock				Additional	Other	during the	during the	Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Exploration	Development	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Stage	Equity
Balances for March 31, 2013	1,432,000	1,432	–	–	566,571,588	566,571	13,121,602	(115,361)	(7,311,620)	(123,849)	6,138,774
Conversion of promissory notes to stock April 8, 2013 - May 22, 2013	–	–	–	–	136,159,247	136,159	(101,059)	–	–	–	35,100
Elimination of derivative liabilities April 8, 2013 - May 22, 2013	–	–	–	–	–	–	47,964	–	–	–	47,964
Conversion of promissory notes to stock July 16, 2013 - September 19, 2013	–	–	–	–	553,633,424	553,633	(432,364)	–	–	–	121,269
Elimination of derivative liabilities July 16, 2013 - September 19, 2013	–	–	–	–	–	–	941,748	–	–	–	941,748
Conversion of promissory notes to stock October 1, 2013 - December 30, 2013	–	–	–	–	1,124,666,667	1,124,667	(989,656)	–	–	–	135,011
Elimination of derivative liabilities October 1, 2013 - December 30, 2013	–	–	–	–	–	–	156,129	–	–	–	156,129
Conversion of promissory notes to stock January 7, 2014 - March 20, 2014	–	–	–	–	2,404,368,082	2,404,368	(2,190,562)	–	–	–	213,807
Elimination of derivative liabilities January 7, 2014 - March 20, 2014	–	–	–	–	–	–	708,956	–	–	–	708,956
Intrinsic value of the beneficial conversion feature of the convertible notes payable	–	–	–	–	–	–	17,551	–	–	–	17,551
Preferred stock converted to common	(112,500)	(113)	–	–	112,500,000	112,500	(112,388)	–	–	–	–
Common shares retired	–	–	–	–	(1,250,000)	(1,250)	1,250	–	–	–	–
Reclassification of loss on convertible notes	–	–	–	–	–	–	–	119,505	(119,505)	–	–
Net (loss) for the year	–	–	–	–	–	–	–	–	(4,361,029)	–	(4,361,029)
Balances for March 31, 2014	1,319,500	1,320	–	–	4,896,649,008	4,896,649	11,169,172	4,144	(11,792,154)	(123,849)	4,155,281

The accompanying notes are an integral part of these consolidated financial statements

									Deficit	Deficit
								Accumulated	Accumulated	Accumulated
	Preferred Stock		Preferred Stock				Additional	Other	during the	during the	Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Exploration	Development	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Stage	Equity
Conversion of promissory notes to stock April 1, 2014 - June 26, 2014	–	–	–	–	1,545,892,462	1,545,892	(1,463,042)	–	–	–	82,851
Elimination of derivative liabilities April 1, 2014 - June 26, 2014	–	–	–	–	–	–	148,436	–	–	–	148,436
Conversion of promissory notes to stock August 28, 2014	–	–	–	–	135,866,600	135,867	(129,073)	–	–	–	6,793
Elimination of derivative liabilities August 28, 2014	–	–	–	–	–	–	9,573	–	–	–	9,573
Conversion of promissory notes to stock January 29, 2015	–	–	–	–	320,000,000	320,000	(316,800)	–	–	–	3,200
Elimination of derivative liabilities January 29, 2015	–	–	–	–	–	–	3,646	–	–	–	3,646
Intrinsic value of the beneficial conversion feature of the convertible notes payable	–	–	–	–	–	–	1,104,000	–	–	–	1,104,000
Net (loss) for the year	–	–	–	–	–	–	–	–	(1,424,579)	–	(1,424,579)
Balances for March 31, 2015	1,319,500	1,320	–	–	6,898,408,070	6,898,408	10,525,911	4,144	(13,216,733)	(123,849)	4,089,201

The accompanying notes are an integral part of these consolidated financial statements

									Deficit	Deficit
								Accumulated	Accumulated	Accumulated
	Preferred Stock		Preferred Stock				Additional	Other	during the	during the	Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Exploration	Development	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Stage	Equity
Conversion of promissory notes to stock April 1, 2014 - June 26, 2014	–	–	–	–	1,545,892,462	1,545,892	(1,463,042)	–	–	–	82,851
Shares issued pursuant to agreement @ $0.001	0	0	1,000	1	–	–	(1)	–	–	–	–
Shares issued pursuant to agreement @ $0.001	–	–	–	–	60,000,000	60,000	(60,000)	–	–	–	–
Reverse stock split 1,000:1	–	–	–	–	(6,891,509,662)	(6,891,510)	6,891,510	–	–	–	–
Rounding from partial to full shares	–	–	–	–	43	0	(0)	–	–	–	–
Change in par value from $0.001 to $0.00001 effective October 26, 2015	–	–	–	–	–	(126,138)	126,138	–	–	–	–
Shares retired	–	–	–	–	(60,000,000)	(600)	600	–	–	–	–
Preferred stock issued to settle debt	200,000	200	–	–	–	–	–	–	–	–	200
Conversion of promissory notes to stock October 1, 2015 - December 31, 2015	–	–	–	–	844,380,906	68,352	130,343	–	–	–	198,695
Elimination of derivative liabilities October 1, 2015 - December 31, 2015	–	–	–	–	–	–	497,324	–	–	–	497,324
Conversion of promissory notes to stock January 1, 2016 - March 31, 2016	–	–	–	–	764,416,300	7,644	34,067	–	–	–	41,711
Elimination of derivative liabilities January 1, 2016 - March 31, 2016	–	–	–	–	–	–	176,262	–	–	–	176,262
Intrinsic value of the beneficial conversion feature of the convertible notes payable	–	–	–	–	–	–	910,000	–	–	–	910,000
Net (loss) for the year	–	–	–	–	–	–	–	–	(2,905,434)	–	(2,905,434)
Balances for March 31, 2016	1,519,500	1,520	1,000	1	1,615,695,657	16,157	19,232,153	4,144	(16,122,167)	(123,849)	3,007,958

The accompanying notes are an integral part of these consolidated financial statements

GRID PETROLEUM CORP.

(KNOWN AS SUNBERTA RESOURCES INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	March 31,
	2016	2015
Operating Activities:
Net profit (loss) in exploration stage	$(2,905,434)	$(1,424,579)
Net loss in development stage	–	–
Adjustment to reconcile net loss to net cash used in operating activities
Change in debt discount	233,633	(369,333)
Change in derivative liabilities	152,269	(904,002)
Depreciation and amortization	72,833	–
Changes in assets and liabilities:
Increase (decrease) in interest payable	225,891	103,541
Increase (decrease) in accounts payable	16,993	(4,099)
Decrease (increase) in inventories	(204,856)	–
Decrease (increase) in due from related party	195	200
Decrease (increase) in other short-term liabilities	6,250,000	–
Net cash provided by operating activities	3,841,523	(2,598,271)
Investing Activities:
Purchase/disposal of equipment	–	–
Purchase of oil & gas properties	–	–
Deposit on intangible asset	(6,045,144)	–
Net cash used in investing activities	(6,045,144)	–
Financing Activities:
Bank overdraft	(39)	39
Proceeds from note payable	696,734	1,065,042
Proceeds from stockholders' loans	(345,959)	140,000
Due to related party	30,919	34,693
Issuance of preferred stock	201	–
Issuance of common stock	1,823,990	1,358,498
Net cash provided by financing activities	2,205,846	2,598,271
Accumulated other comp income	–	–
Net increase/(decrease) in cash	2,226	–
Cash, beginning of period	–	–
Cash, end of period	$2,226	$–

Supplementary disclosure of cash flow information:
Forgiveness of accounts payable-related parties	814	–
Forgiveness of shareholders' loan	8,000	–
Forgiveness of note payable	52,212	–
Stock issued to settle debt	358,259	–

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

On March 9, 2016, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RJM and Associates, LLC, a California limited liability company (“RJM”); thereby, acquiring Intellectual Property referred to as “Media IP” and inventory consisting of finished products and raw materials and supplies. RJM will assign the Media IP asset and inventories and provide “Know-How” that will enable the Company to launch a Broadcast Equipment and Digital Media Product Line, together valued at Six Million Two Hundred Fifty Thousand Dollars ($6,250,000). As consideration for the Media IP and the “Know -How”, the Buyer shall issue, or cause to be issued, $5,000,000 of Restricted Common Stock (PAR $.00001) Ninety (90) days from the date of this agreement and $1,250,000 of Preferred Series-A Shares of a GRPR Preferred Stock; (PAR $.001). The value of restricted common shares will be the closing price of the stock as of 90 days from this agreement. The maturity date for the restricted common shares will be 60 months from the date of this agreement.

On March 25, 2016, the Company approved a name change to Simlatus Corp, stock symbol SIML, which was executed on April 4, 2016. The new name change better described the Company’s new business and new revenues in selling commercial broadcast equipment on a global basis.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As of March 31, 2016, the Company does not believe any adjustment for impairment is required.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as of March 31, 2016.

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

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on July 27, 2015 (see Note 10). Diluted earnings (loss) per share is equal to the basic per share for the years ended March 31, 2016 and 2015. Common stock equivalents are not included in the loss per share since they are anti-dilutive. All per share amounts have been adjusted for the reverse stock split.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of March 31, 2016, the Company’s inventories consist primarily of raw materials and supplies rather than finished goods.

Long Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its acquired intangible assets with definite useful lives over periods from three to seven years.

Fair Value of Financial Instruments

The carrying value of cash, notes payable, and accounts at March 31, 2016 and 2015 reflected in these financial statements approximates their fair value due to the short-term maturity of these financial instruments.

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

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted this amendment effective the current reporting period.

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

The Company does not have sufficient cash to fund its desired exploration for the next twelve months. The Company has arranged financing as described in Note 5 and intends to draw upon this financing arrangement to fund exploration, production and administration. This financing may be insufficient to fund expenditures or other cash requirements required to find, develop and exploit oil and reserves to the point of profitable operations. There can be no assurance the Company will be successful in finding oil and gas reserves. The Company plans to seek additional financing if necessary in private or public equity offering to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

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

Oil and gas properties are summarized as follow as at March 31, 2016:

Proved
Unconventional Acreage	$7,026,666

4. INTANGIBLE ASSETS

On March 9, 2016, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RJM and Associates, LLC, a California limited liability company (“RJM”); thereby, acquiring Intellectual Property referred to as “Media IP” and inventory consisting of finished products and raw materials and supplies. RJM will assign the Media IP asset and inventories and provide “Know-How” that will enable the Company to launch a Broadcast Equipment and Digital Media Product Line. The total purchase price consideration for these acquisitions was Six Million Two Hundred Fifty Thousand Dollars ($6,250,000), which consisted of inventory at $204,856, and $6,045,144 to acquired intangible asset. The final transaction of the Agreement with be completed after the date of this report.

The Company’s acquired intangible assets with definite useful lives primarily consist of Media IP and “Know-How” and are amortized over a period typically five years. The following table summarizes the components of gross and net intangible asset balances as of March 31, 2016:

	March 31, 2016
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Definite-lived and amortizable acquired intangible assets	$6,045,144	$(72,833)	$5,972,311
Total acquired intangible assets	$6,045,144	$(72,833)	$5,972,311

5. NOTE PAYABLE

Notes payable comprised as the following:

	March 31,	March 31,
	2016	2015
Asher Note #4	–	13,000
Special Situations	21,491	21,491
Direct Capital #1	70,671	70,671
Direct Capital #2	330,035	380,800
Direct Capital #3	360,000	360,000
Direct Capital #4	360,000	360,000
Direct Capital #5	240,000	240,000
Direct Capital #6	240,000	–
Direct Capital #7	240,000	–
Direct Capital #8	72	14,072
Direct Capital #9	–	11,000
Direct Capital #10	–	11,000
Direct Capital #11	11,000	11,000
Direct Capital #12	–	16,000
Direct Capital #13	–	16,000
Direct Capital #14	–	16,000
Direct Capital #15	–	16,000
Direct Capital #16	–	16,000
Direct Capital #17	16,000	16,000
Direct Capital #18	23,000	48,000
Direct Capital #19	–	48,000
Direct Capital #20	45,157	48,000
Direct Capital #21	80,000	–
Direct Capital #22	80,000	–
Direct Capital #23	80,000	–
Direct Capital #24	80,000	–
Direct Capital #25	80,000	–
Syndication Capital #1	5,000	5,000
Coventry Enterprises #2	2,114	20,000
LG Capital Funding	29,000	29,000
New Venture Attorneys	–	50,000
Santa Rosa Resources	–	–
Rockwell Capital Partners #1	–	–
Rockwell Capital Partners #2	–	–
Blackbridge Capital	2,000	–
GW Holdings	46,500	–
ARC Capital Ltd	21,625	–
Microcap Equity	4,180	–
Tangiers Investment	–	–
GHS Investment	12,748	–
Southridge Partners	15,655	–
Tide Pool	14,500	–
Anthony Super	23,020	–
	$2,533,768	$1,837,034
Debt discount	(195,909)	(429,542)
Notes payable, net of discount	$2,337,859	$1,407,492
Accrued interest	373,728	147,836
	$2,711,586	$1,555,328

Asher Note #4

On April 4, 2013, the Company arranged a debt swap under which a Special Situations Fund note for $40,000 was transferred to Asher Enterprises. The promissory note is unsecured, bears interest at 8% per annum. Any principal amount not paid by the maturity date bears interest at 22% per annum. During the years ended March 31, 2016 and 2015, the Company accrued $2,155 and $2,860 respectively in interest expense.

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

During the years March 31, 2016 and 2015, the Company recorded a loss of $2,548 and a gain of $20,307 respectively due to the change in value of the derivative liability.

On March 21, 2016, the Company retired this note, at no penalty, in full. Both parties agreed to cancel the note and its obligations entirely.

At March 31, 2016 and 2015, principal balance of $0 and $13,000 respectively, accrued interest of $0 and $5,853 respectively, and a derivative liability of $0 and $21,088 respectively was recorded.

Special Situations Fund One Note

On March 12, 2012, the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was transferred to Special Situations Fund One for the Asher note plus an additional $21,491, for a total of $61,491. On April 4, 2013, the Company transferred $40,000 of the note to Asher Enterprises. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 12, 2012. During the years ended March 31, 2016 and 2015, the Company accrued $1,724 and $1,719 respectively in interest expense.

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

During the years ended March 31, 2016 and 2015, the Company recorded a loss of $3,920 and a gain of $36,521 respectively due to the change in value of the derivative liability during the period.

At March 31, 2016 and 2015, principal balance of $21,491 and $21,491 respectively, accrued interest of $12,754 and $11,030 respectively, and a derivative liability of $41,701 and $37,781 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company recorded a loss of $13,005 and a gain of $122,773 due to the change in value of the derivative liability during the period.

At March 31, 2016 and 2015, principal balance of $70,671 and $70,671 respectively and a derivative liability of $139,887 and $126,882 respectively was recorded.

Direct Capital Note #2

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $384,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on April 1, 2014. Any principal amount not paid by the maturity date shall bear interest at the rate of 12% per annum. During the years ended March 31, 2016 and 2015, the Company accrued $43,705 and $46,016 respectively in interest expense.

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

During the years ended March 31, 2016 and 2015, the Company recorded a loss of $45,011 and a gain of $457,279 respectively due to the change in value of the derivative liability during the period.

During the year ended March 31, 2016 the Company issued an aggregate of 391,800,000 common shares upon the conversion of principal amount of $50,765. The derivative liability amounting to $56,553 was re-classified to additional paid in capital.

On March 24, 2016, accrued interest of $30,000 was reassigned to Anthony Super.

At March 31, 2016 and 2015, principal balance of $330,035 and $380,800 respectively, accrued interest of $71,146 and $57,441 respectively, and a derivative liability of $465,704 and $477,246 respectively was recorded.

Direct Capital Note #3

On October 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the years ended March 31, 2016 and 2015, the Company accrued $79,417 and $14,282 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 1, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital. During the years ended March 31, 2016 and 2015 debt discount of $989 and $0 respectively was accreted to the statement of operations.

At March 31, 2016 and 2015, principal balance of $360,000 and $360,000 respectively and accrued interest of $93,699 and $14,282 respectively was recorded.

Direct Capital Note #4

On January 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the years ended March 31, 2016 and 2015, the Company accrued $66,852 and $7,022 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 1, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital. During the years ended March 31, 2016 and 2015 debt discount of $182,983 and $0 respectively was accreted to the statement of operations.

At March 31, 2016 and 2015, principal balance of $360,000 and $360,000 respectively and accrued interest of $53,874 and $7,022 respectively, was recorded.

Direct Capital Note #5

On March 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the years ended March 31, 2016 and 2015, the Company accrued $36,099 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On March 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital. During the years ended March 31, 2016 and 2015 debt discount of $240,000 and $0 respectively was accreted to the statement of operations.

At March 31, 2016 and 2015, principal balance of $240,000 and $240,000 respectively and accrued interest of $36,099 and $0 respectively, was recorded.

Direct Capital Note #6

On June 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on December 30, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the years ended March 31, 2016 and 2015, the Company accrued $22,843 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On June 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital. During the years ended March 31, 2016 and 2015 debt discount of $240,000 and $0 respectively was accreted to the statement of operations.

At March 31, 2016 and 2015, principal balance of $240,000 and $0 respectively, and accrued interest of $22,843 and $0 respectively, was recorded.

Direct Capital Note #7

On September 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the years ended March 31, 2016 and 2015, the Company accrued $9,626 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital. During the years ended March 31, 2016 and 2015 debt discount of $120,656 and $0 respectively was accreted to the statement of operations.

At March 31, 2016 and 2015, principal balance of $240,000 and $0 respectively, accrued interest of $9,626 and $0 respectively, and debt discount of $119,344 and $0 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company accrued $784 and $3,096 respectively in interest expense.

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

On July 1, 2015, the principal amount of $14,000 was reassigned to Santa Rosa Resources, Inc.

At March 31, 2016 and 2015, principal balance of $72 and $14,072 respectively and accrued interest of $4,939 and $4,155 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company accrued $1,213 and $2,420 respectively in interest expense.

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

At March 31, 2016 and 2015, principal balance of $0 and $11,000 respectively and accrued interest of $0 and $3,248 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company accrued $1,213 and $2,420 respectively in interest expense.

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

At March 31, 2016 and 2015, principal balance of $0 and $11,000 respectively and accrued interest of $0 and $3,056 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company accrued $2,427 and $2,413 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At March 31, 2016 and 2015, principal balance of $11,000 and $11,000 respectively and accrued interest of $5,276 and $2,849 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company accrued $1,765 and $3,330 respectively in interest expense.

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

At March 31, 2016 and 2015, principal balance of $0 and $16,000 respectively and accrued interest of $0 and $3,860 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company accrued $1,765 and $3,140 respectively in interest expense.

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

At March 31, 2016 and 2015, principal balance of $0 and $16,000 respectively and accrued interest of $0 and $3,564 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company accrued $1,765 and $2,952 respectively in interest expense.

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

At March 31, 2016 and 2015, principal balance of $0 and $16,000 respectively and accrued interest of $0 and $3,268 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company accrued $2,653 and $2,765 respectively in interest expense.

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

At March 31, 2016 and 2015, principal balance of $0 and $16,000 respectively and accrued interest of $0 and $2,972 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company accrued $878 and $2,575 respectively in interest expense.

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

On July 1, 2015, the principal balance of $16,000 was reassigned to Santa Rosa Resources, Inc.

At March 31, 2016 and 2015, principal balance of $0 and $16,000 respectively and accrued interest of $3,561 and $2,684 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company accrued $3,530 and $2,387 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At March 31, 2016 and 2015, principal balance of $16,000 and $16,000 respectively and accrued interest of $5,917 and $2,387 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company accrued $8,178 and $6,286 respectively in interest expense.

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

On October 23, 2015, the principal amount of $25,000 was reassigned to GHS Investments, LLC.

At March 31, 2016 and 2015, principal balance of $23,000 and $48,000 respectively and accrued interest of $14,464 and $6,286 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company accrued $5,294 and $3,624 respectively in interest expense.

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

On September 30, 2015, the principal balance of $48,000 was reassigned to Blackbridge Capital, LLC.

At March 31, 2016 and 2015, principal balance of $0 and $48,000 respectively and accrued interest of $8,919 and $3,624 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company accrued $7,280 and $1,589 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements with a corresponding increase to additional paid in capital. During the years ended March 31, 2016 and 2015 debt discount of $5,436 and $0 respectively was accreted to the statement of operations.

On October 15, 2015, the principal balance of $48,000 and accrued interest of $6,419 was reassigned to Tangiers Investment Group, LLC.

On January 1, 2016, the principal balance of $45,157 and accrued interest of $795 was reassigned back to Direct Capital Group, LLC from Tangiers Investment Group, LLC.

At March 31, 2016 and 2015, principal balance of $45,157 and $48,000 respectively, and accrued interest of $3,245 and $1,589 respectively was recorded.

Direct Capital Note #21

On October 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the years ended March 31, 2016 and 2015, the Company accrued $2,665 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital. During the years ended March 31, 2016 and 2015 debt discount of $26,813 and $0 respectively was accreted to the statement of operations.

At March 31, 2016 and 2015, principal balance of $80,000 and $0 respectively, accrued interest of $2,665 and $0 respectively, and debt discount of $53,187 and $0 respectively was recorded.

Direct Capital Note #22

On November 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the years ended March 31, 2016 and 2015, the Company accrued $2,139 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On November 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital. During the years ended March 31, 2016 and 2015 debt discount of $13,552 and $0 respectively was accreted to the statement of operations.

At March 31, 2016 and 2015, principal balance of $80,000 and $0 respectively, accrued interest of $2,139 and $0 respectively, and debt discount of $66,448 and $0 respectively was recorded.

Direct Capital Note #23

On December 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 30, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the years ended March 31, 2016 and 2015, the Company accrued $1,596 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On December 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital. During the years ended March 31, 2016 and 2015 debt discount of $0 and $0 respectively was accreted to the statement of operations.

At March 31, 2016 and 2015, principal balance of $80,000 and $0 respectively, accrued interest of $1,596 and $0 respectively, and debt discount of $80,000 and $0 respectively was recorded.

Direct Capital Note #24

On January 31, 2016 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the years ended March 31, 2016 and 2015, the Company accrued $1,052 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 31, 2016, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital. During the years ended March 31, 2016 and 2015 debt discount of $0 and $0 respectively was accreted to the statement of operations.

At March 31, 2016 and 2015, principal balance of $80,000 and $0 respectively, accrued interest of $1,052 and $0 respectively, and debt discount of $80,000 and $0 respectively was recorded.

Direct Capital Note #25

On February 29, 2016 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on August 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the years ended March 31, 2016 and 2015, the Company accrued $544 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On February 29, 2016, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital. During the years ended March 31, 2016 and 2015 debt discount of $0 and $0 respectively was accreted to the statement of operations.

At March 31, 2016 and 2015, principal balance of $80,000 and $0 respectively, accrued interest of $544 and $0 respectively, and debt discount of $80,000 and $0 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company recorded a loss of $920 and a gain of $8,686 respectively due to the change in value of the derivative liability during the period.

At March 31, 2016 and 2015, principal balance of $5,000 and $5,000 respectively and a derivative liability of $9,897 and $8,977 respectively was recorded.

Coventry Enterprises Note #2

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $4,000 in principal and $46,000 in interest was transferred to Coventry Enterprises, LLC. The promissory note is unsecured, bears interest at 6% per annum and matures on March 3, 2015. Any principal amount not paid by the maturity date bears interest at 24% per annum. During the years ended March 31, 2016 and 2015, the Company accrued $3,062 and $1,661 respectively in interest expense.

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

During the years ended March 31, 2016 and 2015, the Company recorded a loss of $6,570 and a gain of $59,285 respectively due to the change in value of the derivative liability during the period.

During the years ended March 31, 2016 the Company issued an aggregate of 115,990,000 common shares upon the conversion of principal amount of $17,886. The derivative liability amounting to $32,653 was re-classified to additional paid in capital.

At March 31, 2016 and 2015, principal balance of $2,114 and $20,000 respectively, accrued interest of $4,921 and $1,859 respectively, and a derivative liability of $3,483 and $29,566 respectively, was recorded.

LG Capital Funding Note

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $40,000 was transferred to LG Capital Funding, LLC. The promissory note is unsecured, bears interest at 8% per annum and matures on March 3, 2015. Any principal amount not paid by the maturity date bears interest at 24% per annum. During the years ended March 31, 2016 and 2015, the Company accrued $6,979 and $2,676 respectively in interest expense.

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

During the years ended March 31, 2016 and 2015, the Company recorded a loss of $5,336 and a gain of $50,380 respectively due to the change in value of the derivative liability during the period.

At March 31, 2016 and 2015, principal balance of $29,000 and $29,000 respectively, accrued interest of $9,798 and $2,819 respectively, and a derivative liability of $57,403 and $52,066 respectively was recorded.

New Venture Attorneys Note

On April 1, 2014, the Company issued a convertible promissory note to New Venture Attorneys PC for legal fees. Under the terms of the note, the Company has borrowed a total of $50,000 from New Venture Attorneys PC, which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2015. Any principal amount not paid by the maturity date bears interest at 24% per annum. The note also contains customary events of default. During the years ended March 31, 2016 and 2015, the Company accrued $6,422 and $3,898 respectively in interest expense.

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

During the years ended March 31, 2016 and 2015, the Company recorded a loss of $10,230 and a gain of $7,782 respectively due to the change in value of the derivative liability during the period and a debt discount of $134 and $49,866 respectively was accreted to the statement of operations.

On October 13, 2015, the principal balance of $50,000 and accrued interest of $10,411 was reassigned to GW Holdings, LLC and the derivative liability amounting to $100,000 was re-classified to additional paid in capital.

At March 31, 2016 and 2015, principal balance of $0 and $50,000 respectively, accrued interest of $0 and $3,989 respectively, a debt discount of $0 and $134 respectively and a derivative liability of $0 and $89,769 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company accrued $1,203 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On July 1, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $30,000 was recorded in the financial statements with a corresponding increase to additional paid in capital. During the years ended March 31, 2016 and 2015 debt discount of $30,000 and $0 respectively was accreted to the statement of operations.

On March 21, 2016, the Company retired this note, at no penalty, in full. Both parties agreed to cancel the note and its obligations entirely.

At March 31, 2016 and 2015, principal balance of $0 and $0 respectively, and accrued interest of $0 and $0 respectively was recorded.

Rockwell Capital Partners Note #1

On September 18, 2015, the Company reassigned the principal and accrued interest of a Direct Capital Note to Rockwell Capital Partners Inc. The original note was issued on November 30, 2013 in the sum of $16,000.  The promissory note is unsecured, and matured on June 1, 2014.

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

During the years ended March 31, 2016 and 2015, the Company recorded a loss of $3,698 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $16,000 and $0 respectively was accreted to the statement of operations.

During the years ended March 31, 2016 the Company issued an aggregate of 77,800,000 common shares upon the conversion of principal amount of $16,000 and interest of $1,695. The derivative liability amounting to $35,698 was re-classified to additional paid in capital.

At March 31, 2016 and 2015, principal balance of $0 and $0 respectively and accrued interest of $0 and $0 respectively was recorded.

Rockwell Capital Partners Note #2

On September 18, 2015, the Company reassigned the principal and accrued interest of a Direct Capital Note to Rockwell Capital Partners Inc. The original note was issued on October 31, 2013 in the sum of $16,000.  The promissory note is unsecured, and matured on May 1, 2014.

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

During the years ended March 31, 2016 and 2015, the Company recorded a loss of $9,496 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $16,000 and $0 respectively was accreted to the statement of operations.

During the years ended March 31, 2016 the Company issued an aggregate of 7,300,000 common shares upon the conversion of principal amount of $16,000 and interest of $1,435. The derivative liability amounting to $41,496 was re-classified to additional paid in capital.

At March 31, 2016 and 2015, principal balance of $0 and $0 respectively and accrued interest of $0 and $0 respectively was recorded.

Blackbridge Capital Note

On September 30, 2015, the Company reassigned $48,000 of the principal balance of a Direct Capital Note to Blackbridge Capital, LLC. The original note was issued on July 31, 2014 in the sum of $48,000.  The promissory note is unsecured, bears interest at 5% per annum, and matures on February 28, 2016. During the years ended March 31, 2016 and 2015, the Company accrued $135 and $0 respectively in interest expense.

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

During the years ended March 31, 2016 and 2015, the Company recorded a loss of $26,596 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $48,000 and $0 respectively was accreted to the statement of operations.

During the years ended March 31, 2016 the Company issued an aggregate of 40,600,000 common shares upon the conversion of principal amount of $46,000. The derivative liability amounting to $118,637 was re-classified to additional paid in capital.

At March 31, 2016 and 2015, principal balance of $2,000 and $0 respectively, accrued interest of $135 and $0 respectively, debt discount of $0 and $0 respectively, and a derivative liability of $4,959 and $0 respectively was recorded.

ARC Capital Ltd Note

On October 2, 2015, the Company reassigned $21,625 of the principal balance and accrued interest of a Direct Capital Note to ARC Capital Ltd. The original note was issued on January 31, 2014 and had a principal balance of $16,000 and accrued interest of $5,625. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 2, 2016. During the years ended March 31, 2016 and 2015, the Company accrued $858 and $0 respectively in interest expense.

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

During the years ended March 31, 2016 and 2015, the Company recorded a gain of $9,095 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $21,505 and $0 respectively was accreted to the statement of operations.

At March 31, 2016 and 2015, principal balance of $21,625 and $0 respectively, accrued interest of $858 and $0 respectively, debt discount of $120 and $0 respectively, and a derivative liability of $42,805 and $0 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company recorded a gain of $31,651 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $60,411 and $0 respectively was accreted to the statement of operations.

During the year ended March 31, 2016 the Company issued an aggregate of 19,381,370 common shares upon the conversion of principal amount of $13,911. The derivative liability amounting to $35,387 was re-classified to additional paid in capital.

At March 31, 2016 and 2015, principal balance of $46,500 and $0 respectively, and a derivative liability of $92,044 and $0 respectively was recorded.

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

During the years ended March 31, 2016 and 2015, the Company recorded a loss of $978 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $16,000 and $0 respectively was accreted to the statement of operations.

During the year ended March 31, 2016 the Company issued an aggregate of 179,520,000 common shares upon the conversion of principal amount of $11,820 and accrued interest of $1,961. The derivative liability amounting to $24,704 was re-classified to additional paid in capital.

At March 31, 2016 and 2015, principal balance of $4,180 and $0 respectively, accrued interest of $3,072 and $0 respectively, and a derivative liability of $8,274 and $0 respectively, was recorded.

Tangiers Investment Group LLC Note

On October 15, 2015, the Company reassigned $56,919 of the principal balance and accrued interest of a Direct Capital Note to Tangiers Investment Group LLC. The original note was issued on October 31, 2014, and had a principal balance of $48,000 and accrued interest of $6,419.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 15, 2016. During the years ended March 31, 2016 and 2015, the Company accrued $795 and $0 respectively in interest expense.

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

During the years ended March 31, 2016 and 2015, the Company recorded a loss of $8,939 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $56,919 and $0 respectively was accreted to the statement of operations.

During the year ended March 31, 2016 the Company issued an aggregate of 34,154,386 common shares upon the conversion of principal amount of $11,762. The derivative liability amounting to $32,463 was re-classified to additional paid in capital.

On January 1, 2016, the principal balance of $45,157 and accrued interest of $795 was reassigned back to Direct Capital Group, LLC. The derivative liability balance of $90,314 was re-classified to additional paid in capital.

At March 31, 2016 and 2015, principal balance of $0 and $0 respectively, accrued interest of $0 and $0 respectively, debt discount of $0 and $0 respectively, and a derivative liability of $0 and $0 respectively, was recorded.

GHS Investments LLC Note

On October 23, 2015, the Company reassigned $25,000 of the principal amount of a Direct Capital Note to GHS Investments LLC. The original note was issued on April 30, 2014 with a principal balance of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 25, 2016. During the years ended March 31, 2016 and 2015, the Company accrued $588 and $0 respectively in interest expense.

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

During the years ended March 31, 2016 and 2015, the Company recorded a gain of $24,785 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $20,725 and $0 respectively was accreted to the statement of operations.

During the year ended March 31, 2016 the Company issued an aggregate of 137,207,850 common shares upon the conversion of principal amount of $12,253. The derivative liability amounting to $26,298 was re-classified to additional paid in capital.

At March 31, 2016 and 2015, principal balance of $12,748 and $0 respectively, accrued interest of $588 and $0 respectively, debt discount of $4,725 and $0 respectively, and a derivative liability of $25,233 and $0 respectively was recorded.

Southridge Partners LP Note

On October 27, 2015, the Company reassigned $30,730 of the principal balance and accrued interest of two Direct Capital Note to Southridge Partners LP. The original notes were issued on July 31, 2013 and August 31, 2013, and had a principal balance of $11,000 and $11,000 respectively and accrued interest of $4,461 and $4,269 respectively. The promissory note is unsecured, bears interest at 8% per annum, and matured on March 1, 2014. During the years ended March 31, 2016 and 2015, the Company accrued $2,023 and $0 respectively in interest expense.

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

During the years ended March 31, 2016 and 2015, the Company recorded a loss of $23,135 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $30,730 and $0 respectively was accreted to the statement of operations.

During the year ended March 31, 2016 the Company issued an aggregate of 417,243,600 common shares upon the conversion of principal amount of $15,075 and $2,023 in interest. The derivative liability amounting to $30,964 was re-classified to additional paid in capital.

At March 31, 2016 and 2015, principal balance of $15,655 and $0 respectively, accrued interest of $0 and $0 respectively, and a derivative liability of $30,988 and $0 respectively was recorded.

Tide Pool Note

On March 11, 2016, the Company reassigned $20,000 of the accrued interest amount of a Direct Capital Note to Tide Pool Ventures Corporation. The original note was issued on January 1, 2015 with a principal balance of $360,000. The promissory note is unsecured and matured on July 1, 2015.

On March 11, 2016 the Company recorded a debt discount and derivative liability of $39,725, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended March 31, 2016 and 2015, the Company recorded a gain of $102 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $20,000 and $0 respectively was accreted to the statement of operations.

During the year ended March 31, 2016 the Company issued an aggregate of 110,000,000 common shares upon the conversion of principal amount of $5,500. The derivative liability amounting to $10,921 was re-classified to additional paid in capital.

At March 31, 2016 and 2015, principal balance of $14,500 and $0 respectively, debt discount of $0 and $0 respectively, and a derivative liability of $28,702 and $0 respectively was recorded.

Anthony Super Note

On March 24, 2016, the Company reassigned $30,000 of the accrued interest amount of a Direct Capital Note to Anthony Super. The original note was issued on October 1, 2013 with a principal balance of $384,000.  The promissory note is unsecured, and matured on April 1, 2014.

On March 11, 2016 the Company recorded a debt discount and derivative liability of $59,572, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended March 31, 2016 and 2015, the Company recorded a gain of $145 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $30,000 and $0 respectively was accreted to the statement of operations.

During the year ended March 31, 2016 the Company issued an aggregate of 69,800,000 common shares upon the conversion of principal amount of $6,980. The derivative liability amounting to $13,861 was re-classified to additional paid in capital.

At March 31, 2016 and 2015, principal balance of $23,020 and $0 respectively, debt discount of $0 and $0 respectively, and a derivative liability of $45,566 and $0 respectively was recorded.

6. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the years ended March 31, 2016 and 2015, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $731,250 and $81,987 respectively. During the years ended March 31, 2016 and 2015, $231,066 and $92,844 respectively of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the years ended March 31, 2016 and 2015, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $673,585 and $161,255 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the years ended March 31, 2016 and 2015, the Company recognized a loss of $94,605 and a gain of $824,734 respectively based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	March 31,	March 31,
	2016	2015
Balance, beginning of year	$843,376	$1,747,378
Initial recognition of derivative liability	731,250	81,987
Conversion of derivative instruments to Common Stock	(673,585)	(161,255)
Mark-to-Market adjustment to fair value	94,605	(824,734)
Balance, end of year	$995,646	$843,376

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

On March 21, 2016 Mr. DeHererra, agreed to convert all of his outstanding salary and unpaid expenses to Preferred Series A Stock. The Company issued 200,000 shares of Preferred Series A stock to satisfy $358,459 of debt owed to Mr. DeHererra. The stock is locked-up for 24 months.

During the years ended March 31, 2016 and 2015, the Company recorded $0 and $110,000 respectively in consulting fees and other expenses.

On March 3, 2015, James Powell was appointed as the Company’s Treasurer, Secretary and as a member of the Board.

On September 9, 2015 James Powell announced his resignation as President, Secretary, Treasure, and Director of the Company. There are no known disagreements with Mr. Powell regarding such resignation or any claims the Company may have against him.

During the years ended March 31, 2016 and 2015, the Company recorded $12,500 and $30,000 respectively in consulting fees for Mr. Powell increasing the amount due to $162,500.

On September 9, 2015 Edward Aruda was appointed President, Director, Secretary, and Treasurer of the Company.

On March 9, 2016, Mr. Aruda, tendered his resignation as President, Secretary and Treasurer. Mr. Aruda will remain a Director of the Company.  Mr. Aruda’s resignation was not due to any disagreement on any matter relating to the operations, policies, or practices of the Company.

On March 21, 2016, Mr. Aruda, signed an agreement to waive all of his unpaid salary and expenses to date in the amount of $8,000. This debt has been canceled and removed from the financial statements.

During the years ended March 31, 2016 and 2015, the Company recorded $0 and $0 respectively in consulting fees.

The Company is indebted to its officers as follow:

	March 31,
	2016	2015
Edward Aruda	$–	$–
James Powell	162,500	150,000
Tim DeHererra	–	358,459
	$162,500	$508,459

The amounts consist of unpaid salary and advances made on behalf of the Company. The loans carry no interest, are unsecured, are due on demand and have no maturity.

During the years ended March 31, 2016 and 2015, the Company accrued debt to Direct Capital Group of $880,000 and $960,000 which was converted into convertible debt.

During the years ended March 31, 2016 and 2015, the Company is indebted to Direct Capital Group for $30,919 and $34,693 respectively for a total amount due of $72,807.

During the years ended March 31, 2016 and 2015, the Company accrued debt to Syndication Capital Group of $0 and $144,000 which was converted into convertible debt.

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

On January 31, 2012, 2,076,000 shares of Preferred Series A stock were issued in completion of the agreement signed January 20, 2011, wherein the Company acquired 100% of the outstanding common stock of Joaquin Basin Resources, Inc., owner of an oil & gas property. There being no market for the shares, they were valued at the prevailing market price of $0.01 for the number of post-conversion shares of common stock. The value, $4,152,000, was assigned to the cost of the Joaquin Basin oil & gas property.

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

On March 21, 2016 Mr. DeHererra, agreed to convert all of his outstanding salary and unpaid expenses to Preferred Series A Stock. The Company issued 200,000 shares of Preferred Series A stock to satisfy $358,459 of debt owed to Mr. DeHererra. The stock is locked-up for 24 months.

As of March 31, 2016, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,519,500 Series A shares were issued and outstanding, (1,319,500 shares as of March 31, 2015) and 1,000 Series B shares were issued and outstanding (0 shares as of March 31, 2015).

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

From April 1, 2014 to March 31, 2015, the holders of convertible notes converted a total of $92,844 of principal and interest into 2,001,759,062 shares of our common stock.

On July 27, 2015, the Company, approved the authorization of a 1 for 1,000 reverse stock split of the Company’s outstanding shares of common stock.

On September 17, 2015, 60,000,000 shares of common shares were issued to Right Energy Incorporated pursuant to an agreement.

On October 26, 2015, the Company filed a Certificate of Amendment to change the par value of common stock from $0.001 to $0.00001.

On March 31, 2016, Right Energy, Inc. returned and retired 60,000,000 shares of common stock that was issued on September 17, 2015, pursuant to the ‘Farmout Agreement’ executed on September 14, 2015.  The Company agreed to cancel all of the shares and return all of the 60,000,000 shares to the treasury.

From April 1, 2015 to March 31, 2016, the holders of convertible notes converted a total of $231,066 of principal and interest into 1,668,797,249 shares of our common stock.

As of March 31, 2016, 7,500,000,000 common shares of par value $0.00001 were authorized, of which 1,615,695,657 shares were issued and outstanding (6,898,408 shares as of March 31, 2015).

11. INCOME TAXES

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	March 31,
	2016	2015
Operating profit (loss) for the years ended March 31	$(2,905,434)	$(1,424,579)
Average statutory tax rate	34%	34%
Expected income tax provisions	$(987,848)	$(484,357)
Unrecognized tax gains (losses)	(987,848)	(484,357)
Income tax expense	$–	$–

The Company has net operating losses carried forward of approximately $16,122,167 for tax purposes which will expire in 2026 if not utilized beforehand.

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

On March 10, 2016, the Company entered into a Consulting Agreement with its newly appointed President, Chief Executive Officer and Secretary, Gary Tilden. The Consulting Agreement is for a term of two (2) years, and shall automatically renew for successive periods of one (1) year each, unless either party shall have given to the other at least sixty (60) days’ prior written notice of their intention not to renew. Mr. Tilden will receive an annual salary of $125,000 to be paid on a monthly basis at $10,417 per month commencing on April 1, 2016.

On March 10, 2016, the Company entered into a Consulting Agreement with its newly appointed Treasurer, Chief Operations Officer and Director, Mike Schatz. The Consulting Agreement is for a term of two (2) years, and shall automatically renew for successive periods of one (1) year each, unless either party shall have given to the other at least sixty (60) days’ prior written notice of their intention not to renew. Mr. Schatz will receive an annual salary of $125,000 to be paid on a monthly basis at $10,417 per month commencing on April 1, 2016.

On March 10, 2016, the Company entered into a Consulting Agreement with its newly appointed Chairman of the Board, Robert Stillwaugh. The Consulting Agreement is for a term of two (2) years, and shall automatically renew for successive periods of one (1) year each, unless either party shall have given to the other at least sixty (60) days’ prior written notice of their intention not to renew. Mr. Stillwaugh will receive an annual salary of $125,000 to be paid on a monthly basis at $10,417 per month commencing on April 1, 2016.

On March 10, 2016, the Company entered into a Consulting Agreement with its newly appointed Advisory Board Member, D.M. Murtaugh. The Consulting Agreement is for a term of two (2) years, and shall automatically renew for successive periods of one (1) year each, unless either party shall have given to the other at least sixty (60) days’ prior written notice of their intention not to renew. Ms. Murtaugh will receive an annual salary of $125,000 to be paid on a monthly basis at $10,417 per month commencing on April 1, 2016.

On March 16, 2016, the Company entered into an Engagement Agreement with SD Mitchell & Associates, PLC to advise the Company on certain legal, corporate and business operations. The Agreement is for a term of six (6) months commencing on April 1, 2016, and is renewable for successive six (6) month terms by mutual agreement of the parties, and may be terminated by either party in writing in thirty (30) days. Compensation will be in the amount of $2,000 per month for the review of Form 10-K Annual Reports, Form 10-Q Quarterly Reports, preparation of Form 8-K, preparation of Board Resolutions and preparation and/or review of contractual agreements, and $215 per hour for all other services performed.

13. SUBSEQUENT EVENTS

On April 3, 2016 Edward Aruda announced his resignation as a Director of the Company. There are no known disagreements with Mr. Aruda regarding such resignation or any claims the Company may have against him.

On April 3, 2016, the Company determined that it was in the best interests of the Company and its stockholders that the Company modify the Asset Purchase Agreement dated March 9, 2016. In reference to the Asset Purchase Agreement filed in the 8K on March 10, 2016, the Company made changes and an addendum to Section 1.07 regarding the Series B Preferred Voting Shares. The 1,000 Preferred Stock Series B shares issued to Santa Rosa Resources, Inc. were transferred in equal amounts of 250 shares each to Robert Stillwaugh, Mike Schatz, Gary Tilden and Donna Marie Murtaugh.

On April 4, 2016, the Company changed the name to Simlatus Corp.

On April 12, 2016, the Company entered into a Debt Assignment Agreement whereby $10,000 of accrued interest of a Direct Capital Group, Inc. note was reassigned to V2IP, LLC.

On April 20, 2016, the Company accepted the request from Direct Capital Group Inc., to extinguish the note between Syndication Capital and the Company dated December 31, 2012 for $105,000. The note has a remaining balance of $5,000. (See Note 5)

On April 20, 2016, the Company accepted the request from Special Situations Fund One Inc. to extinguish the note dated March 12, 2012 for $21,491 plus accrued interest of $12,754 between Special Situations and the Company. (See Note 5)

On April 20, 2016, the Company accepted the request from Direct Capital Group Inc., to extinguish the note between Southridge Partners LP and the Company dated October 26, 2015 for $11,000 plus interest. The note has a remaining balance of $15,655. (See Note 5)

On April 25, 2016, the Company entered into a Settlement and Release Agreement with Blackbridge Capital, LLC, pursuant to a Convertible Note dated September 30, 2015. Both parties agreed that the outstanding 729,955,556 Shares of Common Stock owed to Blackbridge by the Company would be reduced to a total amount of 200,000,000 Shares of Common Stock as full and final settlement of both current and contemplated future conversion notices of the September 30, 2015 Convertible Note.

On April 27, 2016, the Company entered into a Debt Assignment Agreement whereby $5,000 of accrued interest of a Direct Capital Group, Inc. note was reassigned to Silo Equity.

On April 27, 2016, the Company entered into a Debt Assignment Agreement whereby $23,550 of principal of a Direct Capital Group, Inc. note was reassigned to Rockwell Capital Partners.

On April 28, 2016 the Company reassigned the interest of a Direct Capital note to GHS Investments, LLC in the sum of $15,886. The promissory note is unsecured, bears interest at 8% per annum, and matures on January 28, 2017.

On May 3, 2016 the Company reassigned the principal amount of a Direct Capital note to Blackbridge Capital, LLC in the sum of $100,000. The promissory note is unsecured, bears interest at 5% per annum, and matures on May 3, 2017.

On May 4, 2016, the Company entered into a Debt Assignment Agreement whereby $16,000 of principal and $6,177 of accrued interest of a Direct Capital Group, Inc. note was reassigned to Microcap Equity Group, LLC.

On May 13, 2016, the Company entered into a Debt Assignment Agreement whereby $20,000 of accrued interest of a Direct Capital Group, Inc. note was reassigned to V2IP, LLC.

On May 19, 2016, the Company finalized an agreement with Direct Capital Group Inc., to extinguish the following notes in total value of $1,685,842:

	Original		Current	Principal	P & I
	Principal	Original	Interest	Balance	Balance
Payee	Amount	Date	Rate	May 19, 2016	May 19, 2016
Direct Capital Group	80,000	2/29/2016	8%	80,000	81,298
Direct Capital Group	80,000	1/31/2016	8%	80,000	81,806
Direct Capital Group	80,000	12/31/2015	8%	80,000	82,350
Direct Capital Group	80,000	11/30/2015	8%	80,000	82,893
Direct Capital Group	80,000	10/31/2015	8%	80,000	83,818
Direct Capital Group	240,000	3/31/2015	8%	240,000	282,319
Direct Capital Group	360,000	1/1/2015	8%	360,000	423,204
Direct Capital Group	48,000	10/31/2014	8%	45,157	49,572
Direct Capital Group	360,000	10/1/2014	22%	360,000	463,029
Direct Capital Group	48,000	7/31/2014	22%	-	8,919
Direct Capital Group	48,000	4/30/2014	22%	23,000	38,060
Direct Capital Group	16,000	2/28/2014	22%	-	3,561
Direct Capital Group	16,000	1/31/2014	22%	-	-
Direct Capital Group	16,000	12/31/2013	22%	-	-
Direct Capital Group	16,000	11/30/2013	22%	-	-
Direct Capital Group	16,000	10/31/2013	22%	-	-
Direct Capital Group	11,000	8/31/2013	22%	-	-
Direct Capital Group	14,072	7/31/2013	22%	72	5,013
Direct Capital Group	11,000	7/31/2013	22%	-	-
TOTALS	1,620,072			1,428,229	1,685,842

On June 15, 2016, the Company approved the authorization of a 1 for 1,000 reverse stock split of the Company’s outstanding shares of common stock. Furthermore, the Company agreed to establish members for an Audit and Executive Compensation Committee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending March 31, 2016.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and C Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
2.	We did not maintain appropriate cash controls – As of March 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at March 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The dissolution of the Nevada corporation, and the formation of the corporation in Wyoming was done erroneously; the Company is a Nevada corporation. The Company filed a dissolution in the State of Wyoming.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Position Held Since
Gary Tilden	61	President, Secretary, Director	March 9, 2016
Mike Schatz	71	CFO, Treasurer, Director	March 9, 2016
Robert Stillwaugh	84	Chairman	March 9, 2016

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

On September 9, 2015, James Powell announced his resignation as President, Secretary, Treasurer and Director of the Company.  There are no known disagreements with Mr. Powell regarding such resignation or any claims the Company may have against him.

On September 9, 2015, Edward Aruda was appointed President, Director, Secretary, and Treasurer of the Company.

On March 9, 2016, Edward Aruda announced his resignation as President, Secretary and Treasurer of the Company.  There are no known disagreements with Mr. Aruda regarding such resignation or any claims the Company may have against him.

On March 9, 2016, Gary Tilden was appointed President, Secretary, and Director of the Company, Mike Schatz was appointed Chief Financial Officer, Treasurer and Director of the Company, and Robert Stillwaugh was appointed Chairman of the Board.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Gary Tilden: Mr. Tilden has 35 years of experience building and operating private and public companies. His area of expertise is executive management. He has served on the Board of Directors for several Public Companies where he provided expertise in working with the SEC, OTC Markets & other critical areas within the public side of management. He operated his own businesses for 20 years, designing and manufacturing products for the home building industry; and has several certifications in various fabrications. Gary has owned an automated machinery sales representative business since 1993, working with upper level management and the owners of many of the largest manufacturers in the United States. He has assisted with the implementation of various cutting edge automation assembly systems. Mr. Tilden has spent most of his career in southern California where he has attended California based Orange Coast College and Santa Ana College to study Business Management, Business Law and Accounting.

Mike Schatz: Mr. Schatz has an extensive career in business. After serving 4 years in the U.S. Air Force, he went to work for General Electric Nuclear Power Division in their information systems section where he modified flow charts, operated main frame computer systems and designed control room consoles and PC boards. He then spent 17 years working for Hewlett-Packard designing PC boards, provided CAD system management on Gerber design systems and instructed R&D personnel in CAD design concepts and practices. While at HP he held a number of management positions and gained an in-depth knowledge and understanding of printed circuit photo lab, fabrication and assembly techniques, and procedures. He designed and modified complex, precise digital and analog printed circuit boards requiring special engineering/designer coordination while providing design support for photolithography masks. After HP, Mike worked for Crucial Technology, a division of Micron Technology, as a Mentor Graphics Librarian; created symbols, geometries, catalogs and mapping files for use in the design of PCB’s. Mike was then introduced to Bob Stillwaugh and worked with him at The Isis Group, a manufacturer of broadcast video equipment.  Isis went on to acquire Graham-Patten Systems, a manufacturer of broadcast audio equipment.

Robert (Bob) Stillwaugh: Mr. Stillwaugh served in the US Army immediately after the Korean War conflict from 1954-1957, and continued his education at the University of Cincinnati where he earned his Bachelor of Arts degree in Radio-Television Broadcasting. Then followed a 50-plus year history that includes extensive experience in television station operations and management, plus project design and implementation. Bob served 24 years with Grass Valley Group, a widely known brand in the industry, in Northern California’s Tech Arena. He specialized in engineering development / systems engineering and managed the customs products group. Grass Valley, formerly known as Grass Valley Group, a Nevada City LLC specializing in TV-broadcast equipment, was purchased by Belden, an international investment firm specializing in the broadcast market, for $220 million. Bob retired from Grass Valley Group and co-founded The ISIS Group Inc. where he spent the next 17 years as founder, VP of Engineering and President. Bob’s motto is “There is nothing like the feeling of accomplishment upon completion of a project to the satisfaction of the customer and myself. I enjoy being able to find a solution to a problem that the customer didn't think could be solved - bringing extra value to the relationship."

Identification of Significant Employees

We have no significant employees.

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

Audit Committee and Audit Committee Financial Expert

As of March 31, 2016 the Company did not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

On June 15, 2016, at the Annual Shareholder Meeting, the Company agreed to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

As of March 31, 2016 the board of directors had not adopted a code of ethics due to the fact that up until March 9, 2016 there was only one director and the company was in the development stage of operations. On March 9, 2016 the company appointed Bob Stillwaugh as the Chairman, Gary Tilden as CEO and Director, and Mike Schatz as COO and Director. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended March 31, 2016, Forms 5 and any amendments thereto furnished to us with respect to the year ended March 31, 2016, and the representations made by the reporting persons to us, we believe that during the year ended March 31, 2016, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal year ended March 31, 2016. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Gary Tilden, President,	2016	0	0	0	0	0	0	0	0
Chief Executive Officer,	2015	0	0	0	0	0	0	0	0
Secretary
Mike Schatz, Treasurer	2016	0	0	0	0	0	0	0	0
Chief Financial Officer	2015	0	0	0	0	0	0	0	0
Director
Robert Stillwaugh,	2016	0	0	0	0	0	0	0	0
Chairman of the Board	2015	0	0	0	0	0	0	0	0
Edward Aruda,	2016	0	0	0	0	0	0	0	0
Formerly President,	2015	0	0	0	0	0	0	0	0
Treasurer, Secretary,
Director
James Powell,	2016	12,500	0	0	0	0	0	0	12,500
Formerly President,	2015	30,000	0	0	0	0	0	0	30,000
Treasurer, Secretary,
Director
Tim DeHerrera,	2016	0	0	0	0	0	0	0	0
Formerly President,	2015	110,000	0	0	0	0	0	0	110,000
Treasurer, Secretary,
Director

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

On September 9, 2015, James Powell announced his resignation as President, Secretary, Treasurer, and Director of the Company.  There are no known disagreements with Mr. Powell regarding such resignation or any claims the Company may have against him.

On September 9, 2015 Edward Aruda was appointed as the Company’s President, Director, Secretary, and Treasurer.

On March 9, 2016, Edward Aruda announced his resignation as President, Secretary and Treasurer of the Company.  There are no known disagreements with Mr. Aruda regarding such resignation or any claims the Company may have against him.

On March 9, 2016, Gary Tilden was appointed as the Company’s President, Chief Executive Officer, Secretary, and Director. On March 10, 2016, in connection with his appointment, the Company executed a Consulting Agreement (“Agreement”) with Mr. Tilden. Pursuant to the terms of the Agreement, Mr. Tilden will receive an annual salary of $125,000 to be paid on a monthly basis at $10,417 per month commencing on April 1, 2016. The Agreement is for a term of two (2) years, and shall automatically renew for successive periods of one (1) year each, unless either party shall have given to the other at least sixty (60) days’ prior written notice of their intention not to renew.

On March 9, 2016, Mike Schatz was appointed as the Company’s Chief Financial Officer, Treasurer, and Director. On March 10, 2016, in connection with his appointment, the Company executed a Consulting Agreement (“Agreement”) with Mr. Schatz. Pursuant to the terms of the Agreement, Mr. Schatz will receive an annual salary of $125,000 to be paid on a monthly basis at $10,417 per month commencing on April 1, 2016. The Agreement is for a term of two (2) years, and shall automatically renew for successive periods of one (1) year each, unless either party shall have given to the other at least sixty (60) days’ prior written notice of their intention not to renew.

On March 9, 2016, Robert Stillwaugh was appointed as the Company’s Chairman of the Board. On March 10, 2016, in connection with his appointment, the Company executed a Consulting Agreement (“Agreement”) with Mr. Stillwaugh. Pursuant to the terms of the Agreement, Mr. Stillwaugh will receive an annual salary of $125,000 to be paid on a monthly basis at $10,417 per month commencing on April 1, 2016. The Agreement is for a term of two (2) years, and shall automatically renew for successive periods of one (1) year each, unless either party shall have given to the other at least sixty (60) days’ prior written notice of their intention not to renew.

The accumulative amount the Company is indebted to its officers is as follows:

	March 31,
	2016	2015
Gary Tilden	$–	$–
Mike Schatz	–	–
Robert Stillwaugh	–	–
Edward Aruda	–	–
James Powell	162,500	150,000
Tim DeHererra	–	358,459
	$162,500	$508,459

The amounts consist of unpaid salary and advances made on behalf of the Company. The amounts carry no interest, are unsecured, are due on demand and have no maturity.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended March 31, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2016, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Amount and
Nature of
Name and Address of Beneficial	Title of	Beneficial	% of Common
Owners of Common Stock	Class	Ownership (1)	Stock (2)
James Powell	Common	900	0.00006%
2195 San Dieguito Drive, Unit #1	Stock
Del Mar, CA 92014
Total Officers and Directors		900	0.00006%

5% Shareholders	Common
0	Stock

1.	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	The percentage shown is based on denominator of 1,615,695,657 shares of common stock issued and outstanding for the company as of March 31, 2016.

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

On September 9, 2015 James Powell announced his resignation as President, Director, Secretary and Treasurer of the Company.  There are no known disagreements with Mr. Powell regarding such resignation or any claims the Company may have against him.

On September 9, 2015 Edward Aruda was appointed President, Director, Secretary, and Treasurer of the Company.

On March 9, 2016, Edward Aruda announced his resignation as President, Secretary and Treasurer of the Company.  There are no known disagreements with Mr. Aruda regarding such resignation or any claims the Company may have against him.

During the years ended March 31, 2016 and 2015, the Company recorded $30,000 and $12,500 respectively in consulting fees for Mr. Powell increasing the amount due to $162,500.

During the years ended March 31, 2016 and 2015, the Company recorded $0 and $110,000 respectively in consulting fees and other expenses. On March 21, 2016 Mr. DeHererra, agreed to convert all of his outstanding salary and unpaid expenses to Preferred Series A Stock. The Company issued 200,000 shares of Preferred Series A stock to satisfy $358,459 of debt owed to Mr. DeHererra leaving an amount due of $0.

During the years ended March 31, 2016 and 2015, the Company recorded $8,000 and $0 respectively in consulting fees and other expenses. On March 21, 2016, Mr. Aruda, signed an agreement to waive all of his unpaid salary and expenses to date in the amount of $8,000 leaving an amount due of $0

The Company is indebted to its officers as follow:

	March 31,
	2016	2015
Edward Aruda	$–	$–
James Powell	162,500	150,000
Tim DeHererra	–	358,459
	$162,500	$508,459

The amounts consist of unpaid salary and advances made on behalf of the Company. The amounts due carry no interest, are unsecured, are due on demand and have no maturity.

During the years ended March 31, 2016 and 2015 Direct Capital Group funded the Company $880,000 and $960,000. $50,765 of note principal were converted into 391,800,000 shares of the company’s common stock during the March 31, 2016 fiscal year.

During the years ended March 31, 2016 and 2015, the Company is indebted to Direct Capital Group for $72,807 and $41,888 respectively.

During the years ended March 31, 2016 and 2015 accrued debt to Syndication Capital Group of $0 and $144,000 which was converted into convertible debt.

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

According to the NASDAQ definition, Robert Stillwaugh is an independent director because he is not also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Year Ended March 31, 2016	Year Ended March 31, 2015
Audit fees	$32,489	$26,790
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$32,489	$26,790

Audit Fees

During the fiscal year ended March 31, 2016, we incurred approximately $32,489 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2016.

During the fiscal year ended March 31, 2015, we incurred approximately, $26,790 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2015.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2016 and 2015 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2016 and 2015 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2016 and 2015 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS.

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Loan Agreement, by and between the Company and Kelly Sundberg, dated December 18, 2006	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.2	Loan Agreement, by and between the Company and Green Shoe, Inc., dated March 26, 2008	Filed with the SEC on March 28, 2008 as part of our Current Report on Form 8-K.
10.3	Employment Agreement, by and between the Company and Paul Watts, dated January 31, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
10.4	Asset Purchase and Sale Agreement, by and between the Company and Murrayfield Limited, dated March 11, 2010	Filed with the SEC on March 23, 2010 as part of our Current Report on Form 8-K.
10.5	Share Issuance Agreement, by and between the Company and Premier Global Corp, dated April 23, 2010	Filed with the SEC on April 28, 2010 as part of our Current Report on Form 8-K.
10.6	Separation Agreement, by and amongst the Company and Kelly Sundberg, Stephen Ronaldson and Paul Watts, dated December 3, 2010	Filed with the SEC on December 7, 2010 as part of our Current Report on Form 8-K/A.
10.7	Share Exchange Agreement, by and between the Company and Joaquin Basin Resources Inc., dated January 20, 2011	Filed with the SEC on January 25, 2011 as part of our Current Report on Form 8-K.
10.8	Agreement for the Sale and Assignment and Affirmation of Obligation, by and amongst the Company, Green Shoe, LLC, and Syndication Capital, LLC, dated January 28, 2011	Filed with the SEC on February 4, 2011 as part of our Current Report on Form 8-K.

10.9	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.10	Form of Convertible Promissory Note, by and between the Company and Holder, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.11	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.12	Form of Convertible Promissory Note, by and between the Company and Holder, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.13	Transfer of Asset by and between, Xploration Inc, and Joaquin Basin Resources, dated January 20, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.14	Mineral Rights Purchase Amendment, by and between Xploration Inc. and Joaquin Basin Resources, dated November 21, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.15	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.16	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.17	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.18	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
10.19	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.20	Purchase Agreement by and between the Company and Xploration Incorporated, dated July 31, 2013	Filed with the SEC on August 5, 2013, as part of our Current Report on Form 8-K.
10.21	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.

10.22	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.23	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated August 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated September 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated January 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.30	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.31	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.32	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated April 30, 2014	Filed with the SEC on August 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.33	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.34	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.

10.35	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.36	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated January 1, 2015	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.37	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated March 31, 2015	Filed with the SEC on July 14, 2015 as part of our Annual Report on Form 10-K.
10.38	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated June 30, 2015	Filed with the SEC on August 7, 2015 as part of our Quarterly Report on Form 10-Q.
10.39	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated September 30, 2015	Filed with the SEC on November 18, 2015 as part of our Quarterly Report on Form 10-Q.
10.40	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc, dated October 31, 2015	Filed with the SEC on February 12, 2016 as part of our Quarterly Report on Form 10-Q.
10.41	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc, dated November 30, 2015	Filed with the SEC on February 12, 2016 as part of our Quarterly Report on Form 10-Q.
10.42	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc, dated December 31, 2015	Filed with the SEC on February 12, 2016 as part of our Quarterly Report on Form 10-Q.
10.43	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc, dated January 31, 2016	Filed herewith.
10.44	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc, dated February 29, 2016	Filed herewith.
10.45	Asset Purchase Agreement, by and between the Company and RJM and Associates, dated March 9, 2016	Filed with the SEC on March 10, 2016 as part of our Current Report on Form 8-K.
10.46	Consulting Agreement, by and between the Company and Gary Tilden, dated March 10, 2016	Filed herewith.
10.47	Consulting Agreement, by and between the Company and Mike Schatz, dated March 10, 2016	Filed herewith.
10.48	Consulting Agreement, by and between the Company and Robert Stillwaugh, dated March 10, 2016	Filed herewith.
10.49	Consulting Agreement, by and between the Company and D.M. Murtaugh, dated March 10, 2016	Filed herewith.
10.50	Assignment of Debt Agreement, by and between the Company and Rockwell Capital Partners, LLC, dated April 12, 2016	Filed herewith.
10.51	Assignment of Debt Agreement, by and between the Company and Microcap Equity Group, LLC, dated May 4, 2016	Filed herewith.

10.52	Assignment of Debt Agreement, by and between the Company and V2IP, LLC, dated May 13, 2016	Filed herewith.
16.1	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia LLP.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

Dated: June 29, 2016
/s/ Gary Tilden
By: Gary Tilden
Its: President, Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: June 29, 2016	/s/ Gary Tilden
Gary Tilden – Director
Principal Financial Officer

