Form 10-Q
period 2016-06-30
Simlatus Corp
filed 2016-08-15
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

      [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 000-53276

SIMLATUS CORPORATION
(Name of small business issuer in its charter)

Nevada	20-2675800
(State of incorporation)	(I.R.S. Employer Identification No.)

175 Joerschke Dr., Ste. A
Grass Valley, CA 95945

(Address of principal executive offices)

(503) 205-3432

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

As of August 3, 2016, there were 140,943,145 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

SIMLATUS CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Simlatus Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”SIML,” "our," "us," the "Company," refers to Simlatus Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
(A Development Stage Company)

Consolidated Financial Statements
(Unaudited)
(Expressed in US dollars)

Financial Statement Index

Consolidated Balance Sheets (unaudited)	F-1

Consolidated Statements of Operations (unaudited)	F-2

Consolidated Statements of Cash Flows (unaudited)	F-3

Notes to the Consolidated Financial Statements (unaudited)	F-4 to F-25

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2016	2016
ASSETS
Current Assets
Cash	$13,301	$2,226
Inventories	202,050	204,856
Total Current Assets	215,351	207,082

Due from related party	16,653	16,653
Oil & gas properties, net	-	7,026,666
Deposit on intangible asset, net	5,671,047	5,972,311
TOTAL ASSETS	$5,903,050	$13,222,712

LIABILITIES
Current Liabilities:
Accounts payable	$48,432	$22,215
Customer deposits	19,729	-
Due to related party	62,582	72,807
Notes payable, net of discount	943,964	2,337,859
Notes payable, interest	121,207	373,728
Derivative liabilities	1,068,305	995,645
Stockholder loans	181,251	162,500
Other short-term liabilities	6,250,000	6,250,000
Total Current Liabilities	8,695,470	10,214,753
Long term debt	19,108	-
Total Liabilities	$8,714,578	$10,214,753

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized
Series A: 10,000,000 shares authorized
1,519,500 shares issued and outstanding at June 30, 2016	1,520	1,520
1,519,500 shares issued and outstanding at March 31, 2016
Series B: 10,000,000 shares authorized	1	1
1,000 shares issued and outstanding at June 30, 2016
1,000 shares issued and outstanding at March 31, 2016
Common stock, $0.00001 par value 7,500,000,000 authorized	45,795	16,157
4,579,478,015 shares issued and outstanding at June 30, 2016
1,615,695,657 shares issued and outstanding at March 31, 2016
Additional paid in capital	19,713,472	19,232,153
Accumulated other comprehensive loss	4,144	4,144
Deficit accumulated during the development stage	(123,849)	(123,849)
Deficit accumulated during the exploration stage	(22,452,611)	(16,122,167)
Total Stockholders' Equity	(2,811,528)	3,007,958
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,903,050	$13,222,712

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended
	June 30,	June 30,
	2016	2015
Sales	$5,347	$-
Cost of sales	30,948	-
Gross profit (loss)	(25,601)	-

Operating expenses:
Consulting	38,751	7,500
Management fees	-	30,000
Professional fees	16,138	90,000
Other G&A expenses	367,086	122,925
Total operating expenses	421,975	250,425
Loss from operations	(447,576)	(250,425)

Other income/ (expense):
Debt forgiveness	63,400	-
Change in derivative liability	73,539	(3,642)
Interest on convertible notes	(678,982)	(373,221)
Loss on sale of mineral property	(5,340,824)	-
Total other income/expenses	(5,882,868)	(376,863)

Net Profit (Loss)	$(6,330,444)	$(627,288)

Per share information
Basic, weighted number of common shares outstanding	88,774,487	6,898,408
Net profit (loss) per common share	(0.0713)	(0.0909)

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	June 30,
	2016	2015
Operating Activities:
Net profit (loss) in exploration stage	$(6,330,444)	$(627,288)
Net loss in development stage	-	-
Adjustment to reconcile net loss to net cash used in operating activities
Change in debt discount	82,596	307,875
Change in derivative liabilities	72,660	3,642
Depreciation and amortization	301,264	-
Changes in assets and liabilities:
Increase (decrease) in interest payable	(252,520)	65,346
Increase (decrease) in accounts payable	26,217	999
Decrease (increase) in inventories	2,807	-
Decrease (increase) in due from related party	-	170
Decrease (increase) in other short-term liabilities	-	-
Net cash provided by operating activities	(6,097,422)	(249,257)
Investing Activities:
Purchase/disposal of equipment	-	-
Sale of oil & gas properties	7,026,666	-
Deposit on intangible asset	-	-
Net cash used in investing activities	7,026,666	-
Financing Activities:
Bank overdraft	-	(39)
Proceeds from note payable	(1,476,491)	240,000
Proceeds from stockholders' loans	18,751	7,500
Due to related party	(10,225)	1,837
Proceeds from long term debt	19,108	-
Proceeds from customer deposits	19,729	-
Issuance of preferred stock	-	-
Issuance of common stock	510,957	-
Net cash provided by financing activities	(918,170)	249,299
Accumulated other comp income	-	-
Net increase/(decrease) in cash	11,074	42
Cash, beginning of period	2,226	-
Cash, end of period	$13,300	$42

Supplementary disclosure of cash flow information:
Forgiveness of shareholders' loan	-	-
Forgiveness of note payable	63,400	-

The accompanying notes are an integral part of these financial statements

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Simlatus Corporation (the “Company”) was incorporated in the State of Nevada with the name Sunberta Resources Inc. on November 15, 2006. Simlatus Corporation develops, manufactures, markets and owns proprietary advanced broadcast equipment and software and sells this audio and video broadcast equipment worldwide. These systems have been sold worldwide over the past 15 years including some of the major broadcast companies.

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

On March 25, 2016, the Company approved a name change to Simlatus Corporation, stock symbol SIML, which was executed on April 4, 2016. The new name change better described the Company’s new business and new revenues in selling commercial broadcast equipment on a global basis. Simlatus Corporation develops, manufactures, markets and owns proprietary advanced broadcast equipment and software and sells this audio and video broadcast equipment worldwide. These systems have been sold worldwide over the past 15 years including some of the major broadcast companies.

The Company, respectively, owns R&D digital media/augmented reality products currently in development to develop a strategic technology roadmap which will enable the company to expand into high-growth digital television and over-the-top (OTT) markets. These products are being developed to serve a market segment that is presently being strongly embraced by consumers and is forecasted, by some of the most widely recognized tech companies in the world, as becoming a multi-billion dollar market in the very near future. The new products include “SocialCast AR”, Augmented Reality, and Virtual Reality Content Server. The target technologies include Virtual Reality, Augmented Reality, Audio/Video Codecs, Audio Content Recognition, and OTT API Integration into Key Platforms. The Market Analysis and IP Portfolio will include new patents specifically developed for these products and owned by the Company.

Principles of Consolidation

The consolidated financial statements include accounts of the current Company and the previous oil & gas operations. All significant inter-company balances and transactions are eliminated.

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

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Broadcast Equipment Products and Support Services

The company sells 55 various products related to the broadcast industry. These products are sold through a global distribution network of audio/video retailers. The company provides a quote for all related product inquiries, and the distributor provides a purchase order to confirm the itemized sale. The company accepts a deposit against the purchase order, and full payment is required prior to shipping/delivery of the product(s). The Company offers a 3-Year Limited Warranty, along with any technical support required for the customer.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As of June 30, 2016, the Company does not believe any adjustment for impairment is required.

Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as of June 30, 2016.

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

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on July 27, 2015 (see Note 10).  Diluted earnings (loss) per share is equal to the basic per share for the three months ended June 30, 2016 and 2015. Common stock equivalents are not included in the loss per share since they are anti-dilutive.  All per share amounts have been adjusted for the reverse stock split.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of June 30, 2016, the Company’s inventories consist primarily of raw materials and supplies rather than finished goods.

Long Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its acquired intangible assets with definite useful lives over periods from three to seven years.

Fair Value of Financial Instruments

The carrying value of cash, notes payable, and accounts at June 30, 2016 and 2015 reflected in these financial statements approximates their fair value due to the short-term maturity of these financial instruments.

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

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

The Company does not have sufficient cash to fund its desired research & development objectives for its augmented/virtual reality product development for the next 12 months. The Company has arranged financing as described in Note 5 and intends to draw upon this financing arrangement to fund the research & development project. This financing may be insufficient to fund expenditures or other cash requirements required to complete the product design for the augmented/virtual reality markets. There can be no assurance the Company will be successful in completing any new product development. The Company plans to seek additional financing if necessary in private or public equity offering(s) to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

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

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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

Oil and gas properties are summarized as follows as of March 31, 2016:

Proved
Unconventional Acreage	$7,026,666

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc., whereby Direct Capital Group, Inc., agreed to cancel $1,685,842 in notes payable in exchange for acquired oil and gas leases valued at $7,026,666.  The Company recorded a loss on the sale of property of $5,340,824 as of June 30, 2016.  Furthermore, Direct Capital Group, Inc., agreed to cancel any further liabilities associated with exploration and development costs and the acquired oil and gas lease of properties in California associated with Direct Capital Group, Inc.; and Direct Capital Group, Inc. agreed to accept the ongoing liabilities of the exploration and development costs and the acquired oil and gas leases.

4. INTANGIBLE ASSETS

On March 9, 2016, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RJM and Associates, LLC, a California limited liability company (“RJM”); thereby, acquiring Intellectual Property referred to as “Media IP” and inventory consisting of finished products and raw materials and supplies.  RJM will assign the Media IP asset and inventories and provide “Know-How” that will enable the Company to launch a Broadcast Equipment and Digital Media Product Line.  The total purchase price consideration for these acquisitions was Six Million Two Hundred Fifty Thousand Dollars ($6,250,000), which consisted of inventory at $204,856, and $6,045,144 to acquired intangible asset.  The final transactions of the Agreement with be completed after the date of this report.

The Company’s acquired intangible assets with definite useful lives primarily consist of Media IP and “Know-How” and are amortized over a period typically five years. The following table summarizes the components of gross and net intangible asset balances as of June 30, 2016:

	June 30, 2016
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Definite-lived and amortizable acquired intangible assets	$6,045,144	$(374,097)	$5,671,047
Total acquired intangible assets	$6,045,144	$(374,097)	$5,671,047

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
5. NOTES PAYABLE

Notes payable comprised as the following:

	June 30,	March 31,
	2016	2016
Special Situations	-	21,491
Direct Capital #1	47,121	70,671
Direct Capital #2	311,385	330,035
Direct Capital #3	-	360,000
Direct Capital #4	-	360,000
Direct Capital #5	-	240,000
Direct Capital #6	240,000	240,000
Direct Capital #7	140,000	240,000
Direct Capital #8	-	72
Direct Capital #11	11,000	11,000
Direct Capital #17	16,000	16,000
Direct Capital #18	-	23,000
Direct Capital #20	-	45,157
Direct Capital #21	-	80,000
Direct Capital #22	-	80,000
Direct Capital #23	-	80,000
Direct Capital #24	-	80,000
Direct Capital #25	-	80,000
Direct Capital #26	25,000	-
Direct Capital #27	36,000	-
Syndication Capital #1	-	5,000
Coventry Enterprises #2	-	2,114
LG Capital Funding	26,100	29,000
Blackbridge Capital #1	-	2,000
GW Holdings	42,500	46,500
ARC Capital Ltd	21,625	21,625
Microcap Equity	-	4,180
GHS Investment #1	-	12,748
Southridge Partners	-	15,655
Tide Pool	-	14,500
Anthony Super	24,000	23,020
V2IP LLC #1	-	-
Rockwell Capital #3	-	-
GHS Investment #2	6,146	-
Blackbridge Capital #2	80,400	-
V2IP LLC #2	10,000	-
Carl Ambrose	20,000	-
	$1,057,277	$2,533,768
Debt discount	(113,313)	(195,909)
Notes payable, net of discount	$943,964	$2,337,859
Accrued interest	121,207	373,728
	$1,065,171	$2,711,586

SIMLATUS CORPORATION
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Special Situations Fund One Note

On March 12, 2012, the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was transferred to Special Situations Fund One for the Asher note plus an additional $21,491, for a total of $61,491.  On April 4, 2013, the Company transferred $40,000 of the note to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 12, 2012.  During the three months ended June 30, 2016 and 2015, the Company accrued $0 and $429 respectively in interest expense.

On September 9, 2012, the Company recorded a derivative liability of $71,218, being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the three months ended June 30, 2016 and 2015, the Company recorded a loss of $318 and $144 respectively due to the change in value of the derivative liability during the period.

On April 20, 2016, the Company accepted the request from Special Situations Fund One Inc. to extinguish the note for $21,491 plus accrued interest of $12,754, and the derivative liability amounting to $42,019 was re-classified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $0 and $21,491 respectively, accrued interest of $0 and $11,458 respectively, and a derivative liability of $0 and $21,173 respectively was recorded.

Direct Capital Note #1

On December 31, 2012, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the amount of $70,671.   The promissory note is unsecured, is interest free and is due on demand.  The note may be converted at the option of the holder into common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the average of the lowest trading price in the fifteen days prior to the conversion date.”

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

During the three months ended June 30, 2016 and 2015, the Company recorded a gain of $5,204 and a loss of $480 due to the change in value of the derivative liability during the period.

On April 27, 2016, the principal balance of $23,550 was reassigned to Rockwell Capital Partners Inc., and the derivative liability amounting to $46,973 was re-classified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $47,121 and $70,671 respectively and a derivative liability of $87,710 and $127,362 respectively was recorded.

Direct Capital Note #2

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $384,000.   The promissory note is unsecured, bears interest at 6% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date shall bear interest at the rate of 12% per annum.  During the three months ended June 30, 2016 and 2015, the Company accrued $9,446 and $11,393 respectively in interest expense.

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

During the three months ended June 30, 2016 and 2015, the Company recorded a gain of $31,303 and a loss of $2,235 respectively due to the change in value of the derivative liability during the period.

During the three months ended June 30, 2016 the Company issued an aggregate of 373,000,000 common shares upon the conversion of principal amount of $18,650.  The derivative liability amounting to $26,457 was re-classified to additional paid in capital.

On March 24, 2016, accrued interest of $30,000 was reassigned to Anthony Super.  On April 12, 2016, accrued interest of $10,000 was reassigned to V2IP, LLC.  On May 13, 2016, accrued interest of $20,000 was reassigned to V2IP, LLC.

At June 30, 2016 and 2015, principal balance of $31,385 and $380,800 respectively, accrued interest of $50,592 and $68,834 respectively, and a derivative liability of $407,944 and $479,481 respectively was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Direct Capital Note #3

On October 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the three months ended June 30, 2016 and 2015, the Company accrued $9,330 and $19,746 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 1, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2016 and 2015 debt discount of $0 and $989 respectively was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $360,000 plus accrued interest of $103,029 for a total amount of $463,029.

At June 30, 2016 and 2015, principal balance of $0 and $360,000 respectively and accrued interest of $0 and $34,027 respectively was recorded.

Direct Capital Note #4

On January 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the three months ended June 30, 2016 and 2015, the Company accrued $9,330 and $7,180 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 1, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2016 and 2015 debt discount of $0 and $181,972 respectively was accreted to the statement of operations.

On March 11, 2016, accrued interest of $20,000 was reassigned to Tide Pool Ventures Capital.

On May 19, 2016, Direct Capital Group canceled the assignment with Tide Pool Ventures Capital due to non-payment for the remaining debt.  Further, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $360,000 plus accrued interest of $63,204 for a total amount of $423,204.

At June 30, 2016 and 2015, principal balance of $0 and $360,000 respectively, accrued interest of $0 and $14,203 respectively, and a debt discount of $0 and $1,011 respectively, was recorded.

Direct Capital Note #5

On March 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the three months ended June 30, 2016 and 2015, the Company accrued $6,220 and $4,787 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On March 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2016 and 2015 debt discount of $0 and $119,344 respectively was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $240,000 plus accrued interest of $42,319 for a total amount of $282,319.

At June 30, 2016 and 2015, principal balance of $0 and $240,000 respectively, accrued interest of $0 and $4,787 respectively, and a debt discount of $0 and $120,656 respectively, was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Direct Capital Note #6

On June 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on December 30, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the three months ended June 30, 2016 and 2015, the Company accrued $13,164 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On June 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2016 and 2015 debt discount of $0 and $0 respectively was accreted to the statement of operations.

On April 28, 2016, accrued interest of $15,886 was reassigned to GHS Investments, LLC.

At June 30, 2016 and 2015, principal balance of $240,000 and $240,000 respectively, accrued interest of $20,121 and $0 respectively, and a debt discount of $0 and $240,000 respectively, was recorded.

Direct Capital Note #7

On September 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the three months ended June 30, 2016 and 2015, the Company accrued $9,668 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2016 and 2015 debt discount of $0 and $0 respectively was accreted to the statement of operations.

On May 3, 2016, the principal amount of $100,000 was reassigned to Blackbridge Capital, LLC.

At June 30, 2016 and 2015, principal balance of $140,000 and $0 respectively and accrued interest of $19,294 and $0 respectively was recorded.

Direct Capital Note #8

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

During the three months ended June 30, 2016 and 2015, the Company accrued $2 and $772 respectively in interest expense.

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

On July 1, 2015, the principal amount of $14,000 was reassigned to Santa Rosa Resources, Inc.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $72 plus accrued interest of $4,941 for a total amount of $5,013.

At June 30, 2016 and 2015, principal balance of $0 and $14,072 respectively and accrued interest of $0 and $4,927 respectively was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Direct Capital Note #11

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

During the three months ended June 30, 2016 and 2015, the Company accrued $603 and $603 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At June 30, 2016 and 2015, principal balance of $11,000 and $11,000 respectively and accrued interest of $5,879 and $3,453 respectively was recorded.

Direct Capital Note #17

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

During the three months ended June 30, 2016 and 2015, the Company accrued $878 and $878 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

At June 30, 2016 and 2015, principal balance of $16,000 and $16,000 respectively and accrued interest of $6,795 and $3,265 respectively, was recorded.

Direct Capital Note #18

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

During the three months ended June 30, 2016 and 2015, the Company accrued $596 and $2,633 respectively in interest expense.

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

On October 23, 2015, the principal amount of $25,000 was reassigned to GHS Investments, LLC.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $23,000 plus accrued interest of $15,060 for a total amount of $38,060.

At June 30, 2016 and 2015, principal balance of $0 and $48,000 respectively and accrued interest of $0 and $8,919 respectively was recorded.

Direct Capital Note #19

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

During the three months ended June 30, 2016 and 2015, the Company accrued $0 and $2,633 respectively in interest expense.

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

On September 30, 2015, the principal balance of $48,000 was reassigned to Blackbridge Capital, LLC.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $8,919 of accrued interest for a total amount of $8,919.

At June 30, 2016 and 2015, principal balance of $0 and $48,000 respectively and accrued interest of $0 and $6,257 respectively was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Direct Capital Note #20

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

During the three months ended June 30, 2016 and 2015, the Company accrued $1,170 and $2,062 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2016 and 2015 debt discount of $0 and $5,436, respectively was accreted to the statement of operations.

On October 15, 2015, the principal balance of $48,000 and accrued interest of $6,419 was reassigned to Tangiers Investment Group, LLC.

On January 1, 2016, the principal balance of $45,157 and accrued interest of $795 was reassigned back to Direct Capital Group, LLC from Tangiers Investment Group, LLC.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $45,157 plus accrued interest of $4,415 for a total amount of $49,572.

At June 30, 2016 and 2015, principal balance of $0 and $48,000 respectively, and accrued interest of $0 and $3,651 respectively was recorded.

Direct Capital Note #21

On October 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the three months ended June 30, 2016 and 2015, the Company accrued $1,153 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2016 and 2015 debt discount of $8,767 and $0 respectively was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $80,000 plus accrued interest of $3,818 for a total amount of $83,818.

At June 30, 2016 and 2015, principal balance of $0 and $0 respectively, accrued interest of $0 and $0 respectively, and debt discount of $0 and $0 respectively was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Direct Capital Note #22

On November 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the three months ended June 30, 2016 and 2015, the Company accrued $754 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On November 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2016 and 2015 debt discount of $22,149 and $0 respectively was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $80,000 plus accrued interest of $2,893 for a total amount of $82,893.

At June 30, 2016 and 2015, principal balance of $0 and $0 respectively, accrued interest of $0 and $0 respectively, and debt discount of $0 and $0 respectively was recorded.

Direct Capital Note #23

On December 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 30, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the three months ended June 30, 2016 and 2015, the Company accrued $754 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On December 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2016 and 2015 debt discount of $40,000 and $0 respectively was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $80,000 plus accrued interest of $2,350 for a total amount of $82,350.

At June 30, 2016 and 2015, principal balance of $0 and $0 respectively, accrued interest of $0 and $0 respectively, and debt discount of $0 and $0 respectively was recorded.

Direct Capital Note #24

On January 31, 2016 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the three months ended June 30, 2016 and 2015, the Company accrued $754 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 31, 2016, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2016 and 2015 debt discount of $53,626 and $0 respectively was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $80,000 plus accrued interest of $1,806 for a total amount of $81,806.

At June 30, 2016 and 2015, principal balance of $0 and $0 respectively, accrued interest of $0 and $0 respectively, and debt discount of $0 and $0 respectively was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Direct Capital Note #25

On February 29, 2016 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on August 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the three months ended June 30, 2016 and 2015, the Company accrued $754 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On February 29, 2016, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the three months ended June 30, 2016 and 2015 debt discount of $66,522 and $0 respectively was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $80,000 plus accrued interest of $1,298 for a total amount of $81,298.

At June 30, 2016 and 2015, principal balance of $0 and $0 respectively, accrued interest of $0 and $0 respectively, and debt discount of $0 and $0 respectively was recorded.

Direct Capital Note #26

On April 7, 2016, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the amount of $25,000.   The promissory note is unsecured, bears interest at 6% per annum, and matures on October 7, 2016.  Any principal amount not paid by the maturity date shall bear interest at the rate of 8% per annum.  The note may be converted at the option of the holder into common stock of the Company.  The conversion price is 32% of the average closing stock price five days prior to the conversion date.

During the three months ended June 30, 2016 and 2015, the Company accrued $345 and $0 respectively in interest expense.

On April 7, 2016 the Company recorded a debt discount and derivative liability of $78,006, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended June 30, 2016 and 2015, the Company recorded a gain of $4,102 and $0, respectively due to the change in value of the derivative liability during the period.  During the three months ended June 30, 2016 and 2015, the debt discount of $11,475 and $0 respectively was accreted to the statement of operations.

At June 30, 2016 and 2015, principal balance of $25,000 and $0 respectively, accrued interest of $345 and $0 respectively, debt discount of $13,525 and $0 respectively, and a derivative liability of $73,904 and $0 respectively was recorded.

Direct Capital Note #27

On May 17, 2016, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the amount of $36,000.   The promissory note is unsecured, bears interest at 6% per annum, and matures on November 17, 2016.  Any principal amount not paid by the maturity date shall bear interest at the rate of 8% per annum.  The note may be converted at the option of the holder into common stock of the Company.  The conversion price is 32% of the average closing stock price five days prior to the conversion date.

During the three months ended June 30, 2016 and 2015, the Company accrued $260 and $0 respectively in interest expense.

On May 17, 2016 the Company recorded a debt discount and derivative liability of $112,245, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended June 30, 2016 and 2015, the Company recorded a gain of $5,823 and $0, respectively due to the change in value of the derivative liability during the period.  During the three months ended June 30, 2016 and 2015, the debt discount of $8,609 and $0 respectively was accreted to the statement of operations.

At June 30, 2016 and 2015, principal balance of $36,000 and $0 respectively, accrued interest of $260 and $0 respectively, debt discount of $27,391 and $0 respectively, and a derivative liability of $106,422 and $0 respectively was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Syndication Capital Note #1

On December 31, 2012, the Company entered into a Convertible Promissory Note with Syndication Capital, LLC, Inc. in the amount of $105,000.   The promissory note is unsecured, is interest free and is due on demand.  The note may be converted at the option of the holder into common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the average of the lowest three trading price in the ten days prior to the conversion date.”  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 31, 2012, the Company recorded an initial derivative liability of $140,146 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

On August 4, 2013, the Company transferred $100,000 of the note to Gel Properties, LLC and recorded a credit to derivative liability of $453,305.

During the three months ended June 30, 2016 and 2015, the Company recorded a loss of $75 and $34 respectively due to the change in value of the derivative liability during the period.

On April 20, 2016, the Company accepted the request from Direct Capital Group to extinguish the note for $5,000, and the derivative liability amounting to $9,972 was re-classified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $0 and $5,000 respectively and a derivative liability of $0 and $9,011 respectively was recorded.

Coventry Enterprises Note #2

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $4,000 in principal and $46,000 in interest was transferred to Coventry Enterprises, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on March 3, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  During the three months ended June 30, 2016 and 2015, the Company accrued $21 and $1,197 respectively in interest expense.

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

During the three months ended June 30, 2016 and 2015, the Company recorded a loss of $31 and $126 respectively due to the change in value of the derivative liability during the period.

During the three months ended June 30, 2016 the Company issued an aggregate of 42,282,200 common shares upon the conversion of principal amount of $2,114.  The derivative liability amounting to $3,514 was re-classified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $0 and $20,000 respectively, accrued interest of $4,942 and $3,056 respectively, and a derivative liability of $0 and $29,692 respectively, was recorded.

LG Capital Funding Note

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $40,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on March 3, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  During the three months ended June 30, 2016 and 2015, the Company accrued $1,625 and $1,735 respectively in interest expense.

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

During the three months ended June 30, 2016 and 2015, the Company recorded a gain of $3,036 and a loss of $197 respectively due to the change in value of the derivative liability during the period.

During the three months ended June 30, 2016 the Company issued an aggregate of 67,699,600 common shares upon the conversion of the principal amount of $2,900 and accrued interest of $485.  The derivative liability amounting to $5,785 was re-classified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $26,100 and $29,000 respectively, accrued interest of $10,937 and $4,554 respectively, and a derivative liability of $48,582 and $52,264 respectively was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Blackbridge Capital Note #1

On September 30, 2015, the Company reassigned $48,000 of the principal balance of a Direct Capital Note to Blackbridge Capital, LLC.  The original note was issued on July 31, 2014 in the sum of $48,000.  The promissory note is unsecured, bears interest at 5% per annum, and matures on February 28, 2016.  During the three months ended June 30, 2016 and 2015, the Company accrued $0 and $0 respectively in interest expense.

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

During the three months ended June 30, 2016 and 2015, the Company recorded a gain of $1,959 and $0 respectively due to the change in value of the derivative liability during the period.

During the three months ended June 30, 2016 the Company issued 150,000,000 common shares pursuant to a reset notice and 200,000,000 common shares pursuant to a Settlement and Release Agreement, which settles the outstanding principal balance of $2,000 and accrued interest of $135.  The derivative liability amounting to $2,000 was re-classified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $0 and $0 respectively, accrued interest of $0 and $0 respectively, and a derivative liability of $0 and $0 respectively was recorded.

Blackbridge Capital Note #2

On May 3, the Company reassigned $100,000 of the principal balance of a Direct Capital Note to Blackbridge Capital, LLC.  The original note was issued on September 30, 2015 in the sum of $240,000.  The promissory note is unsecured, bears interest at 5% per annum, and matures on May 3, 2017.  During the three months ended June 30, 2016 and 2015, the Company accrued $652 and $0 respectively in interest expense.

On May 3, 2016, the Company recorded a debt discount and derivative liability of $199,448, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended June 30, 2016 and 2015, the Company recorded a gain of $10,700 and $0 respectively due to the change in value of the derivative liability during the period, and the debt discount of $32,341 and $0 respectively, was accreted to the statement of operations.

During the three months ended June 30, 2016 the Company issued an aggregate of 400,000,000 common shares upon the conversion of the principal amount of $19,600.  The derivative liability amounting to $39,093 was re-classified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $80,400 and $0 respectively, accrued interest of $652 and $0 respectively, debt discount of $67,659 and $0 respectively, and a derivative liability of $149,655 and $0 respectively was recorded.

ARC Capital Ltd Note

On October 2, 2015, the Company reassigned $21,625 of the principal balance and accrued interest of a Direct Capital Note to ARC Capital Ltd.  The original note was issued on January 31, 2014 and had a principal balance of $16,000 and accrued interest of $5,625.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 2, 2016.  During the three months ended June 30, 2016 and 2015, the Company accrued $431 and $0 respectively in interest expense.

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

During the three months ended June 30, 2016 and 2015, the Company recorded a gain of $2,553 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $120 and $0 respectively was accreted to the statement of operations.

At June 30, 2016 and 2015, principal balance of $21,625 and $0 respectively, accrued interest of $1,289 and $0 respectively, debt discount of $0 and $0 respectively, and a derivative liability of $40,252 and $0 respectively was recorded.

GW Holdings Group LLC Note

On October 13, 2015, the Company reassigned $60,411 of the principal balance and accrued interest of a New Venture Attorneys Note to GW Holdings Group LLC.  The original note was issued on April 1, 2014 and had a principal balance of $50,000 and accrued interest of $10,411.  During the three months ended June 30, 2016 and 2015, the Company accrued $153 and $0 respectively in interest expense.

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

During the three months ended June 30, 2016 and 2015, the Company recorded a gain of $4,949 and $0 respectively due to the change in value of the derivative liability during the period.

During the three months ended June 30, 2016 the Company issued an aggregate of 83,050,958 common shares upon the conversion of the principal amount of $4,000 and accrued interest of $153.  The derivative liability amounting to $7,985 was re-classified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $42,500 and $0 respectively, and a derivative liability of $79,109 and $0 respectively was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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

During the three months ended June 30, 2016 and 2015, the Company recorded a loss of $1 and $0 respectively due to the change in value of the derivative liability during the period.

During the three months ended June 30, 2016 the Company issued an aggregate of 145,040,000 common shares upon the conversion of principal amount of $4,180 and accrued interest of $3,072.  The derivative liability amounting to $8,275 was re-classified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $0 and $0 respectively, accrued interest of $0 and $0 respectively, and a derivative liability of $0 and $0 respectively, was recorded.

GHS Investments LLC Note #1

On October 23, 2015, the Company reassigned $25,000 of the principal amount of a Direct Capital Note to GHS Investments LLC.  The original note was issued on April 30, 2014 with a principal balance of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 25, 2016.  During the three months ended June 30, 2016 and 2015, the Company accrued $0 and $0 respectively in interest expense.

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

During the three months ended June 30, 2016 and 2015, the Company recorded a loss of $201 and $0 respectively due to the change in value of the derivative liability during the period and the debt discount of $4,725 and $0 respectively was accreted to the statement of operations.

During the three months ended June 30, 2016 the Company issued an aggregate of 266,709,600 common shares upon the conversion of the principal amount of $12,748 and accrued interest of $588.  The derivative liability amounting to $25,424 was re-classified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $0 and $0 respectively, accrued interest of $0 and $0 respectively, debt discount of $0 and $0 respectively, and a derivative liability of $0 and $0 respectively was recorded.

GHS Investments LLC Note #2

On April 28, 2016, the Company reassigned $15,886 of accrued interest of a Direct Capital Note to GHS Investments LLC.  The original note was issued on April 30, 2014 with a principal balance of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 28, 2017.  During the three months ended June 30, 2016 and 2015, the Company accrued $100 and $0 respectively in interest expense.

On April 28, 2016 the Company recorded a debt discount and derivative liability of $31,687, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended June 30, 2016 and 2015, the Company recorded a gain of $820 and $0 respectively due to the change in value of the derivative liability during the period and the debt discount of $11,148 and $0 respectively was accreted to the statement of operations.

During the three months ended June 30, 2016 the Company issued an aggregate of 194,800,000 common shares upon the conversion of the principal amount of $9,740.  The derivative liability amounting to $19,427 was re-classified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $6,146 and $0 respectively, accrued interest of $100 and $0 respectively, debt discount of $4,738 and $0 respectively, and a derivative liability of $11,440 and $0 respectively was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Southridge Partners LP Note

On October 27, 2015, the Company reassigned $30,730 of the principal balance and accrued interest of two Direct Capital Note to Southridge Partners LP.  The original notes were issued on July 31, 2013 and August 31, 2013, and had a principal balance of $11,000 and $11,000 respectively and accrued interest of $4,461 and $4,269 respectively.  During the three months ended June 30, 2016 and 2015, the Company accrued $0 and $0 respectively in interest expense.

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

During the three months ended June 30, 2016 and 2015, the Company recorded a loss of $234 and $0 respectively due to the change in value of the derivative liability during the period.

On April 20, 2016, the Company accepted the request from Direct Capital Group to extinguish the note for $15,655, and the derivative liability of $31,222 was reclassified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $0 and $0 respectively, accrued interest of $0 and $0 respectively, and a derivative liability of $0 and $0 respectively was recorded.

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

During the three months ended June 30, 2016 and 2015, the Company recorded a loss of $220 and $0 respectively due to the change in value of the derivative liability during the period.

During the three months ended June 30, 2016 the Company issued an aggregate of 120,000,000 common shares upon the conversion of principal amount of $6,000.  The derivative liability amounting to $11,968 was re-classified to additional paid in capital.

On May 11, 2016, the Company accepted the request from Direct Capital Group to extinguish the note for $8,500, and the derivative liability of $16,954 was reclassified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $0 and $0 respectively, and a derivative liability of $0 and $0 respectively was recorded.

Anthony Super Note

On March 24, 2016, the Company reassigned $30,000 of the accrued interest amount of a Direct Capital Note to Anthony Super.  The original note was issued on October 1, 2013 with a principal balance of $384,000.

On March 24, 2016 the Company recorded a debt discount and derivative liability of $59,572, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

On April 1, 2016, the Company recorded a credit of $3,490 to the principal balance, a gain of $23 to change in fair value of the derivative liability and the derivative liability of $10,421 was re-classified to additional paid in capital.  These entries made were to correct the conversion price on a conversion completed during the prior quarter.

During the three months ended June 30, 2016 and 2015, the Company recorded a gain of $2,795 and $0 respectively due to the change in value of the derivative liability during the period.

During the three months ended June 30, 2016 the Company issued an aggregate of 50,200,000 common shares upon the conversion of principal amount of $2,510.  The derivative liability amounting to $5,006 was re-classified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $24,000 and $0 respectively, and a derivative liability of $44,673 and $0 respectively was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Rockwell Capital Partners Note #3

On April 27, 2016, the Company reassigned $23,550 of principal of a Direct Capital Note to Rockwell Capital Partners Inc.  The original note was issued on December 31, 2012 with a principal balance of $70,671.

On April 27, 2016 the Company recorded a debt discount and derivative liability of $46,973, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended June 30, 2016 and 2015, the Company recorded a gain of $1 and $0 respectively due to the change in value of the derivative liability during the period and the debt discount of $23,550 and $0 respectively was accreted to the statement of operations.

During the three months ended June 30, 2016 the Company issued an aggregate of 471,000,000 common shares upon the conversion of principal amount of $23,550.  The derivative liability amounting to $46,972 was re-classified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $0 and $0 respectively, debt discount of $0 and $0 respectively, and a derivative liability of $0 and $0 respectively was recorded.

V2IP, LLC Note #1

On April 12, 2016, the Company reassigned $10,000 of accrued interest of a Direct Capital Note to V2IP, LLC.  The original note was issued on October 1, 2013 with a principal amount of $384,000.

On April 12, 2016 the Company recorded a debt discount and derivative liability of $19,972, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended June 30, 2016 and 2015, the Company recorded a gain of $16 and $0 respectively due to the change in value of the derivative liability during the period and the debt discount of $10,000 and $0 respectively was accreted to the statement of operations.

During the three months ended June 30, 2016 the Company issued an aggregate of 200,000,000 common shares upon the conversion of principal amount of $10,000.  The derivative liability amounting to $19,956 was re-classified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $0 and $0 respectively, debt discount of $0 and $0 respectively, and a derivative liability of $0 and $0 respectively was recorded.

V2IP, LLC Note #2

On May 13, 2016, the Company reassigned $20,000 of accrued interest of a Direct Capital Note to V2IP, LLC.  The original note was issued on October 1, 2013 with a principal amount of $384,000.

On May 13, 2016 the Company recorded a debt discount and derivative liability of $39,891, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended June 30, 2016 and 2015, the Company recorded a gain of $1,335 and $0 respectively due to the change in value of the derivative liability during the period and the debt discount of $20,000 and $0 respectively was accreted to the statement of operations.

During the three months ended June 30, 2016 the Company issued an aggregate of 200,000,000 common shares upon the conversion of principal amount of $10,000.  The derivative liability amounting to $19,942 was re-classified to additional paid in capital.

At June 30, 2016 and 2015, principal balance of $10,000 and $0 respectively, and a derivative liability of $18,614 and $0 respectively was recorded.

Carl Ambrose Note

On June 6, 2016, the Company entered into a promissory note with Carl Ambrose in the amount of $20,000.  The note is interest free and is due ninety days from the date of the agreement.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

6.  LONG TERM NOTE PAYABLE

Frank Trapp Notes

On April 1, 2016, the Company agreed to allow two promissory notes with Frank Trapp in the total amount of $25,000, previously held by RJM Associates, to be transferred to the Company.  The notes were issued on September 18, 2014 and November 3, 2015, and had a principal balance of $10,000 and $15,000 respectively, are due on August 1, 2016 and December 1, 2017, respectively, and are accruing interest at 5% per annum.  As of April 1, the total principal and interest balance on the notes was $21,208.  During the three months ended June 30, 2016, the Company made payments of $2,100, leaving a balance of $19,208 as of June 30, 2016.

7. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.  During the three months ended June 30, 2016 and 2015, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $528,222 and $0 respectively. During the three months ended June 30, 2016 and 2015, $132,424 and $0 respectively of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the three months ended June 30, 2016 and 2015, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $382,024 and $0 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the three months ended June 30, 2016 and 2015, the Company recognized a gain of $73,539 and a loss of $3,642 respectively based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.
These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	June 30,	June 30,
	2016	2015
Balance, beginning of year	$995,645	$843,376
Initial recognition of derivative liability	528,222	-
Conversion of derivative instruments to Common Stock	(382,024)	-
Mark-to-Market adjustment to fair value	(73,539)	3,642
Balance, end of year	$1,068,305	$847,018

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

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Company is indebted to its former officers as follows:

	June 30,
	2016	2015
Edward Aruda	$-	$-
James Powell	162,500	157,500
Tim DeHererra	-	358,459
	$162,500	$515,959

The amounts consist of unpaid salary and advances made on behalf of the Company.  The loans carry no interest, are unsecured, are due on demand and have no maturity.

During the three months ended June 30, 2016 and 2015, the Company accrued debt to Direct Capital Group of $0 and $240,000 which was converted into convertible debt.

During the three months ended June 30, 2016 and 2015, the Company is indebted to Direct Capital Group for $0 and $36,530 respectively for a total amount due of $62,582.

9. PREFERRED STOCK

On January 25, 2011 the Company filed an amendment to its Nevada Certificate of Designation to create two new series of preferred stock:

Preferred Series A - par value $0.001 - 10,000,000 shares authorized
Preferred Series B - par value $0.001 – 10,000,000 shares authorized

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

On September 20, 2013, 112,500 shares of Series A Preferred Stock were converted to 112,500,000 shares of common stock.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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

As of June 30, 2016, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 1,519,500 Series A shares were issued and outstanding, (1,519,500 shares as of March 31, 2016) and 1,000 Series B shares were issued and outstanding (1,000 shares as of March 31, 2016).

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

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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

During the three months ended June 30, 2016, the holders of convertible notes converted a total of $132,424 of principal and interest into 2,963,782,358 share of our common stock.

As of June 30, 2016, 7,500,000,000 common shares of par value $0.00001 were authorized, of which 4,579,478,015 shares were issued and outstanding (1,615,695,657 shares as of March 31, 2016).

11. INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	June 30,
	2016	2015
Operating profit (loss) for the three months ended June 30	$(6,330,444)	$(627,288)
Average statutory tax rate	34%	34%
Expected income tax provisions	$(2,152,351)	$(213,278)
Unrecognized tax gains (loses)	(2,152,351)	(213,278)
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $22,452,611 for tax purposes which will expire in 2026 if not utilized beforehand.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2016 $	March 31, 2016 $
Current Assets	215,351	207,082
Current Liabilities	8,695,470	10,214,753
Working Capital (Deficit)	(8,480,119)	(10,214,753)

Cash Flows

	June 30, 2016 $	June 30, 2015 $
Cash Flows from (used in) Operating Activities	(6,097,422)	(249,257)
Cash Flows from (provided by) Financing Activities	(918,170)	249,299
Cash Flows from (used in) Investing Activities	7,026,666	---
Net Increase (decrease) in Cash During Period	11,074	42

Results for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Operating Revenues

The Company’s revenues for the three months ended June 30, 2016 and June 30, 2015 were $5,347 and $0, respectively.  The increase is due to new product sales.

Cost of Revenues

The Company’s cost of revenues for the three months ended June 30, 2016 and June 30, 2015 were $30,948 and $0, respectively.  The increase is due to the purchase of raw materials during the quarter.

Gross Profit

The Company’s gross profit for the three months ended June 30, 2016 and June 30, 2015 was $(25,601) and $0 respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2016, and June 30, 2015, were $421,975 and $250,425, respectively.  Operating expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase is general and administrative expenses and consulting fees.

Net Loss from Operations

The Company’s net loss from operations for the three month periods ended June 30, 2016 and 2015 was $(447,576) and $(250,425) respectively.  The increased loss is due to an increase in operating expenses.

Other Income (Expense):

Other income (expense) for the three month periods ended June 30, 2016 and 2015 were $(5,882,868) and $(376,863) respectively.  Other income (expense) consists of change of fair value on derivative valuation and interest expense, debt forgiveness and loss on sale of property.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  The increased loss is due to debt forgiveness of $63,400 and loss on the sale of mineral property of $5,340,824.

Net Profit (Loss)

Net profit (loss) for the three month periods ended June 30, 2016 and 2015, was $(6,330,444) and $(627,288) respectively.  The increased loss is due to the increase in operating expenses, interest expenses associated with convertible debentures and loss on sale of mineral property.

Liquidity and Capital Resources

As of June 30, 2016, the Company had a cash balance and asset total of $13,301 and $5,903,050 respectively, compared with $2,226 and $13,222,712 of cash and total assets, respectively, as of March 31, 2016. The decrease in cash was due to the sale of the mineral property asset and normal operating activities.

As of June 30, 2016, the Company had total liabilities of $8,714,578 compared with $10,214,753 as of March 31, 2016. The decrease in total liabilities was primarily attributed to the cancellation of promissory notes.

The overall working capital decreased from $(10,007,671) deficit at March 31, 2016 to $(8,480,119) at June 30, 2016.

Cash Flow from Operating Activities

During the three months ended June 30, 2016, cash used in operating activities was $(6,097,422) compared to $(249,257) for the three months ended June 30, 2015.

Cash Flow from Investing Activities

During the three months ended June 30, 2016 cash used in investing activities was $7,026,666 compared to $0 for the three months ended June 30, 2015.

Cash Flow from Financing Activities

During the three months ended June 30, 2016, cash provided by financing activity was $(918,170) compared to $249,299 for the three months ended June 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2016, that was filed with the SEC on June 29, 2016, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended March 31, 2016. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 includes a detailed discussion of our risk factors.

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

On April 12, 2016, the Company issued the holder of a convertible note 150,000,000 shares of its common stock pursuant to a reset notice.

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

On April 22, 2016, the holder of a convertible note converted a total of $5,090 of principal into 101,800,000 shares of our common stock.

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

2. Subsequent Issuances:

On August 3, 2016, the Company issued 34,090,909 common shares to each of the Beneficial Shareholders, which totals 136,363,636.

On August 3, 2016, the Company issued 174,581 preferred Series-A shares to each of the Beneficial Shareholders, which totals 698,324.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBSEQUENT EVENTS

On July 25, 2016, the Company accepted the request from Direct Capital Group Inc., to extinguish the note between Direct Capital Group, Inc. and the Company dated December 31, 2012 in the amount of $70,671.  As of June 30, 2016, the note has a balance of $47,121.

On August 3, 2016, the Company determined that it was in the best interest of the Company and its stockholders that the Company modify that certain Asset Purchase Agreement (“Agreement”) of which it entered into on March 9, 2016, with RJM and Associates, LLC (hereinafter, collectively referred to as “Parties”).  Pursuant to the Agreement, the Company purchased a certain Broadcast and Media IP, along with the “know how” of that IP from RJM and Associates.  The Agreement stated, in pertinent part, “As consideration for the Media IP and the “Know How” the Company was to issue, or cause to be issued, $5,000,000 of Restricted Common Stock; par value $0.00001, ninety days from the date of the Agreement.  The Agreement further stated, “The value of restricted common shares will be the closing price of the stock as of 90 days from this agreement. The maturity date for the restricted common shares will be 60 months from the date of this agreement.”

No Restricted Common Stock shares were issued pursuant to the Agreement, and on August 3, 2016, the Parties entered into an Amendment to the Agreement wherein only the terms of the Agreement relative to the issuance of the Restricted Common Stock were modified.  The terms relative to the issuance of the Restricted Common Stock Shares shall be modified as follows:

As consideration for the Media IP and the “Know How” the Company will issue, or cause to be issued, $5,000,000 of Restricted Common Stock, par value $0.00001, valued at the lowest closing market price with a 15 day look back.  The Shares may be issued in increments of up to $1,500,000 at the discretion of the Board of the Directors until the full amount of $5,000,000 has been satisfied.  Any amount of shares not issued in a $1,500,000 increment may be rolled over and added to the next issuance, and at the discretion of the Board of Directors. The entire $5,000,000 worth of Shares must be issued within 60 months of this Amendment, unless extended, in writing, by the Board of Directors.

ITEM 5. OTHER INFORMATION

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

On April 4, 2016, the Company changed the name to Simlatus Corp.

On April 7, 2016, the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $25,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on October 7, 2016.

On April 12, 2016, the Company entered into a Debt Assignment Agreement whereby $10,000 of accrued interest of a Direct Capital Group, Inc. note was reassigned to V2IP, LLC.

On April 20, 2016, the Company accepted the request from Direct Capital Group Inc., to extinguish the note between Syndication Capital and the Company dated December 31, 2012 for $105,000.  The note has a remaining balance of $5,000. (See Note 5)

On April 20, 2016, the Company accepted the request from Special Situations Fund One Inc. to extinguish the note dated March 12, 2012 for $21,491 plus accrued interest of $12,754 between Special Situations and the Company. (See Note 5)

On April 20, 2016, the Company accepted the request from Direct Capital Group Inc., to extinguish the note between Southridge Partners LP and the Company dated October 26, 2015 for $11,000 plus interest. The note has a remaining balance of $15,655. (See Note 5)

On April 25, 2016, the Company entered into a Settlement and Release Agreement with Blackbridge Capital, LLC, pursuant to a Convertible Note dated September 30, 2015.  Both parties agreed that the outstanding 729,955,556 Shares of Common Stock owed to Blackbridge by the Company would be reduced to a total amount of 200,000,000 Shares of Common Stock as full and final settlement of both current and contemplated future conversion notices of the September 30, 2015 Convertible Note. (See Note 5)

On April 27, 2016, the Company entered into a Debt Assignment Agreement whereby $23,550 of principal of a Direct Capital Group, Inc. note was reassigned to Rockwell Capital Partners.

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

On May 11, the Company received a notice of cancellation from Direct Capital to terminate the assignment of the Tide Pool note, dated March 11, 2016.

On May 13, 2016, the Company entered into a Debt Assignment Agreement whereby $20,000 of accrued interest of a Direct Capital Group, Inc. note was reassigned to V2IP, LLC.

On May 17, 2016, the Company entered into a Convertible Promissory Note with Direct Capital Group Inc. in the sum of $25,000. The promissory note is unsecured, bears interest at 6% per annum, and matures on November 17, 2016.

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

On June 6, 2016, the Company entered into a promissory note with Carl Ambrose in the amount of $20,000.  The note is interest free and is due ninety days from the date of the agreement.

On June 15, 2016, the Company approved the authorization of a 1 for 1,000 reverse stock split of the Company’s outstanding shares of common stock.  Furthermore, the Company agreed to establish members for an Audit and Executive Compensation Committee.

On June 30, 2016, the Company agreed to allow certain outstanding account payable and long term loan liabilities, previously held by RJM Associates, to be transferred to the Company.  The accounts payable is in the amount of $11,950 as of March 31, 2016, and were for services and labor from individuals.  The long term loan payable is due to Frank Trapp and has a balance of $21,208 as of March 31, 2016.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Loan Agreement, by and between the Company and Kelly Sundberg, dated December 18, 2006	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.2	Loan Agreement, by and between the Company and Green Shoe, Inc., dated March 26, 2008	Filed with the SEC on March 28, 2008 as part of our Current Report on Form 8-K.
10.3	Employment Agreement, by and between the Company and Paul Watts, dated January 31, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
10.4	Asset Purchase and Sale Agreement, by and between the Company and Murrayfield Limited, dated March 11, 2010	Filed with the SEC on March 23, 2010 as part of our Current Report on Form 8-K.
10.5	Share Issuance Agreement, by and between the Company and Premier Global Corp, dated April 23, 2010	Filed with the SEC on April 28, 2010 as part of our Current Report on Form 8-K.
10.6	Separation Agreement, by and amongst the Company and Kelly Sundberg, Stephen Ronaldson and Paul Watts, dated December 3, 2010	Filed with the SEC on December 7, 2010 as part of our Current Report on Form 8-K/A.
10.7	Share Exchange Agreement, by and between the Company and Joaquin Basin Resources Inc., dated January 20, 2011	Filed with the SEC on January 25, 2011 as part of our Current Report on Form 8-K.
10.8	Agreement for the Sale and Assignment and Affirmation of Obligation, by and amongst the Company, Green Shoe, LLC, and Syndication Capital, LLC, dated January 28, 2011	Filed with the SEC on February 4, 2011 as part of our Current Report on Form 8-K.
10.9	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.10	Form of Convertible Promissory Note, by and between the Company and Holder, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.11	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.12	Form of Convertible Promissory Note, by and between the Company and Holder, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.13	Transfer of Asset by and between, Xploration Inc, and Joaquin Basin Resources, dated January 20, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.14	Mineral Rights Purchase Amendment, by and between Xploration Inc. and Joaquin Basin Resources, dated November 21, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.15	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.16	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.17	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.18	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
10.19	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.20	Purchase Agreement by and between the Company and Xploration Incorporated, dated July 31, 2013	Filed with the SEC on August 5, 2013, as part of our Current Report on Form 8-K.
10.21	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.22	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.23	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated August 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated September 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated January 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.30	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.31	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.32	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated April 30, 2014	Filed with the SEC on August 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.33	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.34	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.

10.35	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.36	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated January 1, 2015	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.37	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated March 31, 2015	Filed with the SEC on July 14, 2015 as part of our Annual Report on Form 10-K.
10.38	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated June 30, 2015	Filed with the SEC on August 7, 2015 as part of our Quarterly Report on Form 10-Q.
10.39	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated September 30, 2015	Filed with the SEC on November 18, 2015 as part of our Quarterly Report on Form 10-Q.
10.40	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc, dated October 31, 2015	Filed with the SEC on February 12, 2016 as part of our Quarterly Report on Form 10-Q.
10.41	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc, dated November 30, 2015	Filed with the SEC on February 12, 2016 as part of our Quarterly Report on Form 10-Q.
10.42	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc, dated December 31, 2015	Filed with the SEC on February 12, 2016 as part of our Quarterly Report on Form 10-Q.
10.43	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc, dated January 31, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.44	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc, dated February 29, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.45	Asset Purchase Agreement, by and between the Company and RJM and Associates, dated March 9, 2016	Filed with the SEC on March 10, 2016 as part of our Current Report on Form 8-K.
10.46	Consulting Agreement, by and between the Company and Gary Tilden, dated March 10, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.47	Consulting Agreement, by and between the Company and Mike Schatz, dated March 10, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.48	Consulting Agreement, by and between the Company and Robert Stillwaugh, dated March 10, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.49	Consulting Agreement, by and between the Company and D.M. Murtaugh, dated March 10, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.50	Assignment of Debt Agreement, by and between the Company and Rockwell Capital Partners, LLC, dated April 12, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.51	Assignment of Debt Agreement, by and between the Company and Microcap Equity Group, LLC, dated May 4, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.52	Assignment of Debt Agreement, by and between the Company and V2IP, LLC, dated May 13, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.53	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated April 7, 2016	Filed herewith.
10.54	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated May 17, 2016	Filed herewith.
10.55	Promissory Note entered by and between the Company and Carl Ambrose, dated June 6, 2016	Filed herewith.
16.1	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia LLP.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMLATUS CORP.
Dated: August 15, 2016	/s/ Gary Tilden
Gary Tilden
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)