Form 10-Q
period 2016-09-30
Simlatus Corp
filed 2016-11-16
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

As of October 26, 2016, there were 162,645,819 shares of the registrant’s $0.00001 par value common stock issued and outstanding.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	March 31,
	2016	2016
ASSETS
Current Assets
Cash	$2,109	$2,226
Accounts receivable	6,705	-
Inventories	206,753	204,856
Total Current Assets	215,567	207,082

Due from related party	16,653	16,653
Oil & gas properties, net	-	7,026,666
Deposit on intangible asset, net	5,366,472	5,972,311
TOTAL ASSETS	$5,598,692	$13,222,712

LIABILITIES
Current Liabilities:
Accounts payable	$165,949	$22,215
Accrued expenses	62,212	-
Due to related party	62,807	72,807
Notes payable, net of discount	121,542	2,337,859
Notes payable, interest	5,169	373,728
Derivative liabilities	509,060	995,645
Stockholder loans	355,135	162,500
Other short-term liabilities	3,500,000	6,250,000
Total Current Liabilities	4,781,873	10,214,753

Long term debt	$37,208	$-

Total Liabilities	$4,819,082	$10,214,753

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized
Series A: 10,000,000 shares authorized
2,217,824 shares issued and outstanding at September 30, 2016	2,218	1,520
1,519,500 shares issued and outstanding at March 31, 2016
Series B: 10,000,000 shares authorized	1	1
1,000 shares issued and outstanding at September 30, 2016
1,000 shares issued and outstanding at March 31, 2016
Common stock, $0.00001 par value 163,000,000 authorized	1,626	16
162,645,819 shares issued and outstanding at September 30, 2016 (1)
1,615,696 shares issued and outstanding at March 31, 2016 (1)
Additional paid in capital	23,325,347	19,248,293
Accumulated other comprehensive loss	4,144	4,144
Deficit accumulated during the development stage	(123,849)	(123,849)
Deficit accumulated during the exploration stage	(22,429,877)	(16,122,167)
Total Stockholders' Equity	779,610	3,007,958
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,598,692	$13,222,712

(1) All common share amounts and per share amounts in these financial statements, reflect the one thousand-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective
July 22, 2016, respectively, including retroactive adjustment of common share amounts. See Note 10.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales	$58,365	$-	$63,712	$-
Cost of sales	8,663	-	41,186	-
Gross profit (loss)	49,702	-	22,525	-

Operating expenses:
Consulting	85,569	7,000	90,546	14,500
Management fees	-	30,000	-	60,000
Professional fees	22,007	100,300	38,145	190,300
Other G&A expenses	578,692	122,570	977,977	245,495
Total Operating expenses	686,268	259,870	1,106,668	510,295

Loss from operations	(636,566)	(259,870)	(1,084,142)	(510,295)

Other income/ (expense):
Debt forgiveness	918,687	-	982,087	-
Change in derivative liability	(254,912)	21,420	(181,373)	17,778
Interest on convertible notes	(4,475)	(404,489)	(683,457)	(777,710)
Loss on sale of mineral property	-	-	(5,340,824)	-
Total other income/expenses	659,300	(383,069)	(5,223,568)	(759,932)

Net Profit (Loss)	$22,734	$(642,939)	$(6,307,710)	$(1,270,227)

Per share information
Basic, weighted number of common
shares outstanding (1)	101,163,311	28,420,147	52,674,465	17,718,080
Net profit (loss) per common share	0.0002	(0.0226)	(0.1197)	(0.0717)

(1) All common share amounts and per share amounts in these financial statements, reflect the one thousand-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective
July 22, 2016, respectively, including retroactive adjustment of common share amounts. See Note 10.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
(KNOWN AS GRID PETROLEUM CORP.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended
	September 30,
	2016	2015
Operating Activities:
Net profit (loss)	$(6,307,710)	$(1,270,227)
Adjustment to reconcile net loss to net cash used in operating activities
Change in debt discount	186,180	628,198
Change in derivative liabilities	(486,585)	(17,778)
Depreciation and amortization	605,839	-
Changes in assets and liabilities:
Accounts receivable	(6,705)	-
Inventories	(1,896)	-
Accounts payable	143,734	7,939
Accrued expenses	62,212	-
Interest payable	(368,558)	149,512
Related party	-	195
Other short-term liabilities	(2,750,000)	-
Net cash provided by operating activities	(8,923,491)	(502,161)
Investing Activities:
Sale of oil & gas properties	7,026,666	-
Net cash used in investing activities	7,026,666	-
Financing Activities:
Bank overdraft	-	58
Proceeds from note payable	(2,402,497)	480,000
Proceeds from stockholders' loans	192,635	14,500
Due to related party	(10,000)	7,642
Proceeds from long term debt	37,208	-
Issuance of preferred stock	698	-
Issuance of common stock	4,078,664	-
Net cash provided by financing activities	1,896,708	502,200
Accumulated other comp income	-	-
Net increase/(decrease) in cash	(117)	39
Cash, beginning of period	2,226	(39)
Cash, end of period	$2,109	$0

Supplementary disclosure of cash flow information:
Forgiveness of shareholders' loan	-	-
Forgiveness of note payable	982,087	-
Stock issued to settle debt	-	-

The accompanying notes are an integral part of these financial statements

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Simlatus manufactures, in their facility, its own product line of commercial audio and video systems that offer advanced applications used within the Broadcast Industry and other industries where such applications are required. The company products are sold through a global distribution network of established audio/video equipment retailers that have been selling the Simlatus products for the past 18 years.

Simlatus Corporation (the “Company”) was incorporated in the State of Nevada under the name Sunberta Resources Inc. on November 15, 2006, as a mining and exploration of mineral claims business.  On November 18, 2009, the Company changed its name to Grid Petroleum Corp. and continued with the mining and exploration of mineral claims operations, exploring mining claims in Alberta, Canada, Vancouver Island, British Columbia, England and the United States.

On January 20, 2011, the Company entered into a Share Exchange Agreement (the “Agreement”) with a Nevada corporation, Joaquin Basin Resources Inc., (“Seller”), and its stockholders, (“Selling Shareholders”).  Joaquin Basin Resources Inc. became the wholly owned subsidiary of Grid Petroleum.  In 2012, Joaquin Basin ceased operations and its business license in the State of Nevada was revoked in 2012.

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

On March 25, 2016, the Company approved a name change to Simlatus Corporation, stock symbol SIML, which was executed on April 4, 2016. The new name change better describes the Company’s new business and new revenues in selling commercial broadcast equipment on a global basis. Simlatus Corporation develops, manufactures, markets and owns proprietary advanced broadcast equipment and software and sells this audio and video broadcast equipment worldwide. These systems have been sold worldwide over the past 15 years including some of the major broadcast companies.   On August 3, 2016, the Company modified the Asset Purchase Agreement.  No Restricted Common Stock shares were issued pursuant to the Agreement, and on August 3, 2016, the Parties entered into an Amendment to the Agreement wherein only the terms of the Agreement relative to the issuance of the Restricted Common Stock were modified.  The terms relative to the issuance of the Restricted Common Stock Shares shall be modified as follows:

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

The Company, respectively, sells approximately 55 different audio/video products, and is preparing to market its newest audio/video product referred to as SyncPal™. In addition to the Company’s traditional line of audio/video products, it has commenced the research & development of its Immersive Broadcast System, referred to as the Simlatus-IBS™. The Simlatus-IBS™ will include commercial augmented reality and virtual reality applications for studio engineers. These applications, both hardware and software, will allow the customer to control and manage the studio audio/video systems from anywhere in the world. These products are being developed to serve a market segment that is presently being strongly embraced by consumers and is forecasted, by some of the most widely recognized tech companies in the world, as becoming a multi-billion dollar market in the very near future. The Market Analysis and IP Portfolio will include new patents specifically developed for these products and owned by the Company.

Principles of Consolidation

The consolidated financial statements include accounts and assets of the current Company and the previous oil & gas operations. All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturity dates of less than six months that may not be reported as investments. While the Company may maintain cash and cash equivalents in bank deposit accounts, which at times exceed Federal Deposit Insurance Corporation insured limits, they have not experienced any losses in such accounts.

Management believes it is not exposed to any significant credit risk on cash and cash equivalents.

Broadcast Equipment Products and Support Services

The company sells 55 various products related to the broadcast industry. These products are sold through a global distribution network of audio/video retailers. The company has an established B2B distribution platform so that the distributor can request a quote for all related product inquiries, and the distributor provides a purchase order to confirm the itemized sale. The company provides established and qualified distributors with a 30 Day 2% Net 10 Days payment option, and sometimes requires a deposit against the purchase order, and full payment is required prior to shipping/delivery of the product(s). The Company offers a 3-Year Limited Warranty, along with any technical support required for the customer.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As of September 30, 2016, the Company does not believe any adjustment for impairment is required.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)
Asset Retirement Obligations

The Company has adopted FASB Accounting Standards Codification Topic (“ASC”) No. 410, Asset Retirement and Environmental Obligations which requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC No. 410 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. The Company has not incurred any asset retirement obligations as of September 30, 2016.

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

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on July 22, 2016 (see Note 10).  Diluted earnings (loss) per share is equal to the basic per share for the six months ended September 30, 2016 and 2015. Common stock equivalents are not included in the loss per share since they are anti-dilutive.  All per share amounts have been adjusted for the reverse stock split.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of September 30, 2016, the Company’s inventories consist primarily of raw materials and supplies rather than finished goods.

Long Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its acquired intangible assets with definite useful lives over periods from three to seven years.

Fair Value of Financial Instruments

The carrying value of cash, notes payable, and accounts at September 30, 2016 and 2015 reflected in these financial statements approximates their fair value due to the short-term maturity of these financial instruments.

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
September 30, 2016
(Unaudited)

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

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc., whereby Direct Capital Group, Inc., agreed to cancel $1,685,842 in notes payable in exchange for acquired oil and gas leases valued at $7,026,666.  The Company recorded a loss on the sale of property of $5,340,824 as of September 30, 2016.  Furthermore, Direct Capital Group, Inc., agreed to cancel any further liabilities associated with exploration and development costs and the acquired oil and gas lease of properties in California associated with Direct Capital Group, Inc.; and Direct Capital Group, Inc. agreed to accept the ongoing liabilities of the exploration and development costs and the acquired oil and gas leases.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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

The Company’s acquired intangible assets with definite useful lives primarily consist of Media IP and “Know-How” and are amortized over a period typically five years. The following table summarizes the components of gross and net intangible asset balances as of September 30, 2016:

	September 30, 2016
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Definite-lived and amortizable acquired intangible assets	$6,045,144	$(678,672)	$5,366,472
Total acquired intangible assets	$6,045,144	$(678,672)	$5,366,472

5. NOTES PAYABLE

On May 19, 2016, the Company finalized an agreement with Direct Capital Group Inc., to extinguish the following notes in total value of $1,685,842:

	Original		Current	Principal	P & I
	Principal	Original	Interest	Balance	Balance
Payee	Amount	Date	Rate	May 19, 2016	May 19, 2016
Direct Capital Group	80,000	2/29/2016	8%	80,000	81,298
Direct Capital Group	80,000	1/31/2016	8%	80,000	81,806
Direct Capital Group	80,000	12/31/2015	8%	80,000	82,350
Direct Capital Group	80,000	11/30/2015	8%	80,000	82,893
Direct Capital Group	80,000	10/31/2015	8%	80,000	83,818
Direct Capital Group	240,000	3/31/2015	8%	240,000	282,319
Direct Capital Group	360,000	1/1/2015	8%	360,000	423,204
Direct Capital Group	48,000	10/31/2014	8%	45,157	49,572
Direct Capital Group	360,000	10/1/2014	22%	360,000	463,029
Direct Capital Group	48,000	7/31/2014	22%	-	8,919
Direct Capital Group	48,000	4/30/2014	22%	23,000	38,060
Direct Capital Group	16,000	2/28/2014	22%	-	3,561
Direct Capital Group	16,000	1/31/2014	22%	-	-
Direct Capital Group	16,000	12/31/2013	22%	-	-
Direct Capital Group	16,000	11/30/2013	22%	-	-
Direct Capital Group	16,000	10/31/2013	22%	-	-
Direct Capital Group	11,000	8/31/2013	22%	-	-
Direct Capital Group	14,072	7/31/2013	22%	72	5,013
Direct Capital Group	11,000	7/31/2013	22%	-	-
TOTALS	$1,620,072			$1,428,229	$1,685,842

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

On September 8, 2016, the Company finalized an agreement with Direct Capital Group Inc., to extinguish the following notes in total value of $871,566:

			Original		Principal	P & I
	Original	Maturity	Principal	Interest	Balance as of	Balance as of
Note Holder	Date	Date	Amount	Rate	September 8, 2016	September 8, 2016
Direct Capital Group	10/1/2013	4/1/2014	$384,000	6%	$242,885	$312,477
Direct Capital Group	9/3/2013	4/1/2014	11,000	8%	11,000	16,879
Direct Capital Group	6/30/2015	12/30/2015	240,000	8%	240,000	260,121
Direct Capital Group	9/30/2015	3/31/2016	240,000	8%	240,000	259,294
Direct Capital Group	3/31/2014	10/1/2014	16,000	8%	16,000	22,795
TOTALS			$891,000		$749,885	$871,566

As of September 30, 2016 and March 31, 2016, Notes payable comprised as the following:

	September 30,	March 31,
	2016	2016
Anthony Super	-	23,020
ARC Capital Ltd	21,625	21,625
Blackbridge Capital #1	-	2,000
Blackbridge Capital #2	-	-
Coventry Enterprises #2	-	2,114
Direct Capital #1	-	70,671
Direct Capital #2	-	330,035
Direct Capital #3	-	360,000
Direct Capital #4	-	360,000
Direct Capital #5	-	240,000
Direct Capital #6	-	240,000
Direct Capital #7	-	240,000
Direct Capital #8	-	72
Direct Capital #11	-	11,000
Direct Capital #17	-	16,000
Direct Capital #18	-	23,000
Direct Capital #20	-	45,157
Direct Capital #21	-	80,000
Direct Capital #22	-	80,000
Direct Capital #23	-	80,000
Direct Capital #24	-	80,000
Direct Capital #25	-	80,000
Direct Capital #26	25,000	-
Direct Capital #27	36,000	-
GHS Investment	6,146	12,748
GW Holdings	42,500	46,500
LG Capital Funding	-	29,000
Microcap Equity	-	4,180
N600PG	-	-
Southridge Partners	-	15,655
Special Situations	-	21,491
Syndication Capital #1	-	5,000
Tide Pool	-	14,500
	$131,271	$2,533,768
Debt discount	(9,729)	(195,909)
Notes payable, net of discount	$121,542	$2,337,859
Accrued interest	5,169	373,728
	$126,711	$2,711,586

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Anthony Super Note

On March 24, 2016, the Company reassigned $30,000 of the accrued interest amount of a Direct Capital Note to Anthony Super.  The original note was issued on October 1, 2013 with a principal balance of $384,000.

On March 24, 2016, the Company recorded a debt discount and derivative liability of $59,572, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

On April 1, 2016, the Company recorded a credit of $3,490 to the principal balance, a gain of $23 to change in fair value of the derivative liability and the derivative liability of $10,421 was re-classified to additional paid in capital.  These entries made were to correct the conversion price on a conversion completed during the prior quarter.

During the six months ended September 30, 2016 and 2015, the Company recorded a loss of $17,546 and $0 respectively due to the change in value of the derivative liability during the period.

During the six months ended September 30, 2016, the Company issued an aggregate of 1,050,200 common shares upon the conversion of principal amount of $17,510.  The derivative liability amounting to $45,156 was re-classified to additional paid in capital.

On September 7, 2016, the debt assignment to Anthony Super was cancelled due to non-payment and the remaining balance of $9,000 was returned to Direct Capital Group.  The derivative liability amounting to $17,956 was re-classified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

ARC Capital Ltd Note

On October 2, 2015, the Company reassigned $21,625 of the principal balance and accrued interest of a Direct Capital Note to ARC Capital Ltd.  The original note was issued on January 31, 2014 and had a principal balance of $16,000 and accrued interest of $5,625.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 2, 2016.  During the six months ended September 30, 2016 and 2015, the Company accrued $2,559 and $0 respectively in interest expense.

On October 2, 2015, the Company recorded a debt discount and derivative liability of $51,900, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded a loss of $43,566 and $0 respectively due to the change in value of the derivative liability during the period and debt discount of $120 and $0 respectively was accreted to the statement of operations.

At September 30, 2016 and 2015, principal balance of $21,625 and $0 respectively, accrued interest of $3,417 and $0 respectively, and a derivative liability of $86,371 and $0 respectively was recorded.

Blackbridge Capital Note #1

On September 30, 2015, the Company reassigned $48,000 of the principal balance of a Direct Capital Note to Blackbridge Capital, LLC.  The original note was issued on July 31, 2014 in the sum of $48,000.  The promissory note is unsecured, bears interest at 5% per annum, and matures on February 28, 2016.  During the six months ended September 30, 2016 and 2015, the Company accrued $0 and $0 respectively in interest expense.

On September 30, 2015, the Company recorded a debt discount and derivative liability of $96,000, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded a gain of $1,959 and $0 respectively due to the change in value of the derivative liability during the period.

During the six months ended September 30, 2016, the Company issued 150,000 common shares pursuant to a reset notice and 200,000 common shares pursuant to a Settlement and Release Agreement, which settles the outstanding principal balance of $2,000 and accrued interest of $135.  The derivative liability amounting to $2,000 was re-classified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $0 and $48,000 respectively, accrued interest of $0 and $0 respectively, debt discount of $0 and $48,000 respectively, and a derivative liability of $0 and $96,000 respectively, was recorded.

Blackbridge Capital Note #2

On May 3, 2016, the Company reassigned $100,000 of the principal balance of a Direct Capital Note to Blackbridge Capital, LLC.  The original note was issued on September 30, 2015 in the sum of $240,000.  The promissory note is unsecured, bears interest at 5% per annum, and matures on May 3, 2017.  During the six months ended September 30, 2016 and 2015, the Company accrued $652 and $0 respectively in interest expense.

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

During the six months ended September 30, 2016 and 2015, the Company recorded a gain of $10,700 and $0 respectively due to the change in value of the derivative liability during the period, and the debt discount of $32,341 and $0 respectively, was accreted to the statement of operations.

During the six months ended September 30, 2016, the Company issued an aggregate of 400,000 common shares upon the conversion of the principal amount of $19,600.  The derivative liability amounting to $39,093 was re-classified to additional paid in capital.

On June 2, 2016, the debt assignment to Blackbridge Capital, LLC was cancelled due to non-payment and the balance of $100,000 was returned to Direct Capital Group.  The derivative liability of $149,655 was re-classified to additional paid in capital, and accrued interest of $652 and debt discount of $67,659 were credited to the statement of operations.

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Coventry Enterprises Note #2

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $4,000 in principal and $46,000 in interest was transferred to Coventry Enterprises, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on March 3, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  During the six months ended September 30, 2016 and 2015, the Company accrued $21 and $2,407 respectively in interest expense.

On March 3, 2014, the Company recorded a debt discount and derivative liability of $63,693, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded a loss of $31 and $3,768 respectively due to the change in value of the derivative liability during the period.

During the six months ended September 30, 2016, the Company issued an aggregate of 42,282 common shares upon the conversion of principal amount of $2,114.  The derivative liability amounting to $3,514 was re-classified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $0 and $20,000 respectively, accrued interest of $0 and $6,673 respectively, and a derivative liability of $0 and $33,334 respectively, was recorded.

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

During the six months ended September 30, 2016 and 2015, the Company recorded a gain of $36,479 and $9,097 respectively, due to the change in value of the derivative liability during the period.

On April 27, 2016, the principal balance of $23,550 was reassigned to Rockwell Capital Partners Inc., and the derivative liability amounting to $46,973 was re-classified to additional paid in capital.

On July 25, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the balance of the note in the amount of $47,121.  The derivative liability amounting to $56,435 was re-classified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $0 and $70,671 respectively and a derivative liability of $0 and $117,785 respectively, was recorded.

Direct Capital Note #2

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $384,000.   The promissory note is unsecured, bears interest at 6% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date shall bear interest at the rate of 12% per annum.  During the six months ended September 30, 2016 and 2015, the Company accrued $9,446 and $22,911 respectively in interest expense.

The note may be converted at the option of the holder into common stock of the Company.  The conversion price is 70% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date.”

On October 31, 2013, the Company recorded a debt discount and derivative liability of $268,330, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded a loss of $24,558 and a gain of $23,913 respectively, due to the change in value of the derivative liability during the period.

During the six months ended September 30, 2016, the Company issued an aggregate of 14,073,000 common shares upon the conversion of principal amount of $87,150.  The derivative liability amounting to $123,911 was re-classified to additional paid in capital.

On March 24, 2016, accrued interest of $30,000 was reassigned to Anthony Super.  On April 12, 2016, accrued interest of $10,000 was reassigned to V2IP, LLC.  On May 13, 2016, accrued interest of $20,000 was reassigned to V2IP, LLC.

On May 18, the debt assignment to V2IP, LLC was cancelled due to non-payment and the remaining balance of $10,000 was returned to Direct Capital Group.

On September 7, 2016, the debt assignment to Anthony Super was cancelled due to non-payment and the remaining balance of $9,000 was returned to Direct Capital Group.

On September 8, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $242,885 plus accrued interest of $69,592 for a total amount of $312,477.  The derivative liability amounting to $366,351 was re-classified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $0 and $380,800 respectively, accrued interest of $0 and $80,351 respectively, and a derivative liability of $0 and $453,333 respectively was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Direct Capital Note #3

On October 1, 2014, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the six months ended September 30, 2016 and 2015, the Company accrued $9,330 and $39,708 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 1, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2016 and 2015 debt discount of $0 and $989 respectively was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $360,000 plus accrued interest of $103,029 for a total amount of $463,029.

At September 30, 2016 and 2015, principal balance of $0 and $360,000 respectively and accrued interest of $0 and $53,990 respectively was recorded.

Direct Capital Note #4

On January 1, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the six months ended September 30, 2016 and 2015, the Company accrued $9,330 and $27,143 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 1, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2016 and 2015 debt discount of $0 and $182,983 respectively was accreted to the statement of operations.

On March 11, 2016, accrued interest of $20,000 was reassigned to Tide Pool Ventures Capital.

On May 19, 2016, Direct Capital Group canceled the assignment with Tide Pool Ventures Capital due to non-payment for the remaining debt.  Furthermore, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $360,000 plus accrued interest of $63,204 for a total amount of $423,204.

At September 30, 2016 and 2015, principal balance of $0 and $360,000 respectively, and accrued interest of $0 and $34,165 respectively, was recorded.

Direct Capital Note #5

On March 31, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the six months ended September 30, 2016 and 2015, the Company accrued $6,220 and $9,626 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On March 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2016 and 2015 debt discount of $0 and $240,000 respectively was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $240,000 plus accrued interest of $42,319 for a total amount of $282,319.

At September 30, 2016 and 2015, principal balance of $0 and $240,000 respectively, and accrued interest of $0 and $9,626 respectively, was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Direct Capital Note #6

On June 30, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on December 30, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the six months ended September 30, 2016 and 2015, the Company accrued $13,164 and $4,839 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On June 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2016 and 2015 debt discount of $0 and $120,656 respectively was accreted to the statement of operations.

On April 28, 2016, accrued interest of $15,886 was reassigned to GHS Investments, LLC.

On September 8, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $240,000 plus accrued interest of $20,121 for a total amount of $260,121.

At September 30, 2016 and 2015, principal balance of $0 and $240,000 respectively, accrued interest of $0 and $4,839 respectively, and debt discount of $0 and $119,344 respectively, was recorded.

Direct Capital Note #7

On September 30, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the six months ended September 30, 2016 and 2015, the Company accrued $9,668 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2016 and 2015 debt discount of $0 and $0 respectively was accreted to the statement of operations.

On May 3, 2016, the principal amount of $100,000 was reassigned to Blackbridge Capital, LLC.  On June 2, 2016, the debt assignment to Blackbridge Capital, LLC was cancelled due to non-payment and the balance of $100,000 was returned to Direct Capital Group.

On September 8, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $240,000 plus accrued interest of $19,291for a total amount of $259,294.

At September 30, 2016 and 2015, principal balance of $0 and $240,000 respectively, and debt discount of $0 and $240,000 respectively, was recorded.

Direct Capital Note #8

On July 31, 2013, the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $14,072.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the six months ended September 30, 2016 and 2015, the Company accrued $2 and $776 respectively in interest expense.

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

At September 30, 2016 and 2015, principal balance of $0 and $14,072 respectively and accrued interest of $0 and $4,931 respectively was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Direct Capital Note #11

On September 30, 2013, the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the six months ended September 30, 2016 and 2015, the Company accrued $603 and $1,213 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 8, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $11,000 plus accrued interest of $5,879 for a total amount of $16,879.

At September 30, 2016 and 2015, principal balance of $0 and $11,000 respectively and accrued interest of $5,879 and $3,453 respectively was recorded.

Direct Capital Note #17

On March 31, 2014, the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the six months ended September 30, 2016 and 2015, the Company accrued $878 and $1,765 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 8, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $16,000 plus accrued interest of $6,795 for a total amount of $22,975.

At September 30, 2016 and 2015, principal balance of $0 and $16,000 respectively and accrued interest of $0 and $4,152 respectively, was recorded.

Direct Capital Note #18

On April 30, 2014, the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the six months ended September 30, 2016 and 2015, the Company accrued $596 and $5,294 respectively in interest expense.

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

At September 30, 2016 and 2015, principal balance of $0 and $48,000 respectively and accrued interest of $0 and $11,581 respectively was recorded.

Direct Capital Note #19

On July 31, 2014, the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the six months ended September 30, 2016 and 2015, the Company accrued $0 and $5,294 respectively in interest expense.

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

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively and accrued interest of $0 and $8,919 respectively was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Direct Capital Note #20

On October 31, 2014, the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the note was reassigned to Direct Capital Group, Inc.

During the six months ended September 30, 2016 and 2015, the Company accrued $1,170 and $4,724 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2016 and 2015 debt discount of $0 and $5,436, respectively was accreted to the statement of operations.

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

At September 30, 2016 and 2015, principal balance of $0 and $48,000 respectively, and accrued interest of $0 and $6,312 respectively was recorded.

Direct Capital Note #21

On October 31, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the six months ended September 30, 2016 and 2015, the Company accrued $1,153 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2016 and 2015 debt discount of $8,767 and $0 respectively was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $80,000 plus accrued interest of $3,818 for a total amount of $83,818.

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

Direct Capital Note #22

On November 30, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the six months ended September 30, 2016 and 2015, the Company accrued $754 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On November 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2016 and 2015 debt discount of $22,149 and $0 respectively was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $80,000 plus accrued interest of $2,893 for a total amount of $82,893.

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Direct Capital Note #23

On December 31, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 30, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the six months ended September 30, 2016 and 2015, the Company accrued $754 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On December 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2016 and 2015 debt discount of $40,000 and $0 respectively was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $80,000 plus accrued interest of $2,350 for a total amount of $82,350.

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

Direct Capital Note #24

On January 31, 2016, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the six months ended September 30, 2016 and 2015, the Company accrued $754 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 31, 2016, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2016 and 2015 debt discount of $53,626 and $0 respectively was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $80,000 plus accrued interest of $1,806 for a total amount of $81,806.

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

Direct Capital Note #25

On February 29, 2016, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on August 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the six months ended September 30, 2016 and 2015, the Company accrued $754 and $0 respectively in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On February 29, 2016, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the six months ended September 30, 2016 and 2015 debt discount of $66,522 and $0 respectively was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $80,000 plus accrued interest of $1,298 for a total amount of $81,298.

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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

During the six months ended September 30, 2016 and 2015, the Company accrued $723 and $0 respectively in interest expense.

On April 7, 2016, the Company recorded a debt discount and derivative liability of $78,006, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded a loss of $15,599 and $0, respectively due to the change in value of the derivative liability during the period.  During the six months ended September 30, 2016 and 2015, the debt discount of $24,483 and $0 respectively was accreted to the statement of operations.

At September 30, 2016 and 2015, principal balance of $25,000 and $0 respectively, accrued interest of $723 and $0 respectively, debt discount of $517 and $0 respectively, and a derivative liability of $93,605 and $0 respectively, was recorded.

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

During the six months ended September 30, 2016 and 2015, the Company accrued $805 and $0 respectively in interest expense.

On May 17, 2016, the Company recorded a debt discount and derivative liability of $112,245, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded a loss of $22,546 and $0, respectively due to the change in value of the derivative liability during the period.  During the six months ended September 30, 2016 and 2015, the debt discount of $28,855 and $0 respectively was accreted to the statement of operations.

At September 30, 2016 and 2015, principal balance of $36,000 and $0 respectively, accrued interest of $805 and $0 respectively, debt discount of $7,145 and $0 respectively, and a derivative liability of $134,791 and $0 respectively was recorded.

GHS Investments LLC Note #1

On October 23, 2015, the Company reassigned $25,000 of the principal amount of a Direct Capital Note to GHS Investments LLC.  The original note was issued on April 30, 2014 with a principal balance of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 25, 2016.  During the six months ended September 30, 2016 and 2015, the Company accrued $0 and $0 respectively in interest expense.

On October 23, 2015, the Company recorded a debt discount and derivative liability of $76,316, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded a loss of $201 and $0 respectively due to the change in value of the derivative liability during the period and the debt discount of $4,725 and $0 respectively was accreted to the statement of operations.

During the six months ended September 30, 2016, the Company issued an aggregate of 266,710 common shares upon the conversion of the principal amount of $12,748 and accrued interest of $588.  The derivative liability amounting to $25,424 was re-classified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

GHS Investments LLC Note #2

On April 28, 2016, the Company reassigned $15,886 of accrued interest of a Direct Capital Note to GHS Investments LLC.  The original note was issued on April 30, 2014 with a principal balance of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 28, 2017.  During the six months ended September 30, 2016 and 2015, the Company accrued $224 and $0 respectively in interest expense.

On April 28, 2016, the Company recorded a debt discount and derivative liability of $31,687, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded a loss of $12,287 and $0 respectively due to the change in value of the derivative liability during the period and the debt discount of $13,819 and $0 respectively was accreted to the statement of operations.

During the six months ended September 30, 2016, the Company issued an aggregate of 194,800 common shares upon the conversion of the principal amount of $9,740.  The derivative liability amounting to $19,427 was re-classified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $6,146 and $0 respectively, accrued interest of $224 and $0 respectively, debt discount of $2,067 and $0 respectively, and a derivative liability of $24,547 and $0 respectively, was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

GW Holdings Group LLC Note

On October 13, 2015, the Company reassigned $60,411 of the principal balance and accrued interest of a New Venture Attorneys Note to GW Holdings Group LLC.  The original note was issued on April 1, 2014 and had a principal balance of $50,000 and accrued interest of $10,411.  During the six months ended September 30, 2016 and 2015, the Company accrued $153 and $0 respectively in interest expense.

On October 13, 2015, the Company recorded a debt discount and derivative liability of $159,082, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded a loss of $85,688 and $0 respectively due to the change in value of the derivative liability during the period.

During the six months ended September 30, 2016, the Company issued an aggregate of 83,051 common shares upon the conversion of the principal amount of $4,000 and accrued interest of $153.  The derivative liability amounting to $7,985 was re-classified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $42,500 and $0 respectively, and a derivative liability of $169,746 and $0 respectively, was recorded.

LG Capital Funding Note

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $40,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on March 3, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  During the six months ended September 30, 2016 and 2015, the Company accrued $1,625 and $3,490 respectively in interest expense.

On March 3, 2014, the Company recorded a debt discount and derivative liability of $63,048, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded a gain of $3,036 and a loss of $5,933 respectively due to the change in value of the derivative liability during the period.

During the six months ended September 30, 2016, the Company issued an aggregate of 67,700 common shares upon the conversion of the principal amount of $2,900 and accrued interest of $485.  The derivative liability amounting to $5,785 was re-classified to additional paid in capital.

On August 3, 2016, the principal balance of $26,100 and accrued interest of $8,900 was reassigned to N600PG, LLC.  The derivative liability amounting to 48,582 was re-classified to additional paid in capital and the accrued interest balance of $2,037 was credited to the statement of operations.

At September 30, 2016 and 2015, principal balance of $0 and $29,000 respectively, accrued interest of $0 and $9,798 respectively, and a derivative liability of $0 and $58,000 respectively, was recorded.

Microcap Equity Group LLC Note

On October 15, 2015, the Company reassigned the principal balance and accrued interest of a Direct Capital Group Note to Microcap Equity Group LLC.  The original note was issued on December 31, 2013 and had a principal balance of $16,000 and accrued interest of $5,033.

On October 15, 2015, the Company recorded a debt discount and derivative liability of $32,000, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded a loss of $1 and $0 respectively due to the change in value of the derivative liability during the period.

During the six months ended September 30, 2016, the Company issued an aggregate of 145,040 common shares upon the conversion of principal amount of $4,180 and accrued interest of $3,072.  The derivative liability amounting to $8,275 was re-classified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

N600PG, LLC Note

On August 3, 2016, the Company reassigned $26,100 of principal and $8,900 in accrued interest of a LG Capital Partners Note to N600PG, LLC.  The original note was issued on March 3, 2014 with a principal amount of $40,000.

On August 3, 2016, the Company recorded a debt discount and derivative liability of $104,796, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded $0 and $0 respectively, due to the change in value of the derivative liability during the period, and the debt discount of $35,000 and $0 respectively, was accreted to the statement of operations.

During the six months ended September 30, 2016, the Company issued an aggregate of 7,000,000 common shares upon the conversion of principal amount of $35,000.  The derivative liability amounting to $104,796 was re-classified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Rockwell Capital Partners Note #3

On April 27, 2016, the Company reassigned $23,550 of principal of a Direct Capital Note to Rockwell Capital Partners Inc.  The original note was issued on December 31, 2012 with a principal balance of $70,671.

On April 27, 2016, the Company recorded a debt discount and derivative liability of $46,973, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded a gain of $1 and $0 respectively due to the change in value of the derivative liability during the period and the debt discount of $23,550 and $0 respectively was accreted to the statement of operations.

During the six months ended September 30, 2016, the Company issued an aggregate of 471,000 common shares upon the conversion of principal amount of $23,550.  The derivative liability amounting to $46,972 was re-classified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

Southridge Partners LP Note

On October 27, 2015, the Company reassigned $30,730 of the principal balance and accrued interest of two Direct Capital Note to Southridge Partners LP.  The original notes were issued on July 31, 2013 and August 31, 2013, and had a principal balance of $11,000 and $11,000 respectively and accrued interest of $4,461 and $4,269 respectively.  During the six months ended September 30, 2016 and 2015, the Company accrued $0 and $0 respectively in interest expense.

On October 27, 2015, the Company recorded a debt discount and derivative liability of $38,817, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded a loss of $234 and $0 respectively, due to the change in value of the derivative liability during the period.

On April 20, 2016, the Company accepted the request from Direct Capital Group to extinguish the note for $15,655, and the derivative liability of $31,222 was reclassified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

Special Situations Fund One Note

On March 12, 2012, the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was transferred to Special Situations Fund One for the Asher note plus an additional $21,491, for a total of $61,491.  On April 4, 2013, the Company transferred $40,000 of the note to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 12, 2012.  During the six months ended September 30, 2016 and 2015, the Company accrued $0 and $862 respectively in interest expense.

On September 9, 2012, the Company recorded a derivative liability of $71,218, being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the six months ended September 30, 2016 and 2015, the Company recorded a loss of $318 and a gain of $2,655 respectively due to the change in value of the derivative liability during the period.

On April 20, 2016, the Company accepted the request from Special Situations Fund One Inc. to extinguish the note for $21,491 plus accrued interest of $12,754, and the derivative liability amounting to $42,019 was re-classified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $0 and $21,491 respectively, accrued interest of $0 and $11,892 respectively, and a derivative liability of $0 and $35,116 respectively, was recorded.

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

During the six months ended September 30, 2016 and 2015, the Company recorded a loss of $75 and a gain of $644 respectively due to the change in value of the derivative liability during the period.

On April 20, 2016, the Company accepted the request from Direct Capital Group to extinguish the note for $5,000, and the derivative liability amounting to $9,972 was re-classified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $0 and $5,000 respectively and a derivative liability of $0 and $8,333 respectively, was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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

During the six months ended September 30, 2016 and 2015, the Company recorded a loss of $220 and $0 respectively due to the change in value of the derivative liability during the period.

During the six months ended September 30, 2016, the Company issued an aggregate of 120,000 common shares upon the conversion of principal amount of $6,000.  The derivative liability amounting to $11,968 was re-classified to additional paid in capital.

On May 11, 2016, the Company accepted the request from Direct Capital Group to extinguish the note for $8,500, and the derivative liability of $16,954 was reclassified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

V2IP, LLC Note #1

On April 12, 2016, the Company reassigned $10,000 of accrued interest of a Direct Capital Note to V2IP, LLC.  The original note was issued on October 1, 2013 with a principal amount of $384,000.

On April 12, 2016, the Company recorded a debt discount and derivative liability of $19,972, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded a gain of $16 and $0 respectively due to the change in value of the derivative liability during the period and the debt discount of $10,000 and $0 respectively was accreted to the statement of operations.

During the six months ended September 30, 2016, the Company issued an aggregate of 200,000 common shares upon the conversion of principal amount of $10,000.  The derivative liability amounting to $19,956 was re-classified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

V2IP, LLC Note #2

On May 13, 2016, the Company reassigned $20,000 of accrued interest of a Direct Capital Note to V2IP, LLC.  The original note was issued on October 1, 2013 with a principal amount of $384,000.

On May 13, 2016, the Company recorded a debt discount and derivative liability of $39,891, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended September 30, 2016 and 2015, the Company recorded a gain of $6 and $0 respectively due to the change in value of the derivative liability during the period and the debt discount of $20,000 and $0 respectively was accreted to the statement of operations.

During the six months ended September 30, 2016, the Company issued an aggregate of 200,000 common shares upon the conversion of principal amount of $10,000.  The derivative liability amounting to $19,942 was re-classified to additional paid in capital.

On May 18, 2016, the debt assignment to V2IP, LLC was cancelled due to non-payment and the remaining balance of $10,000 was returned to Direct Capital Group.  The derivative liability amounting to $19,943 was re-classified to additional paid in capital.

At September 30, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

6.  LONG TERM NOTE PAYABLE

Carl Ambrose Note

On June 6, 2016, the Company entered into a promissory note with Carl Ambrose in the amount of $20,000.  The note is interest free and is due ninety days from the date of the agreement.

Frank Trapp Notes

On April 1, 2016, the Company agreed to allow two promissory notes with Frank Trapp in the total amount of $25,000, previously held by RJM Associates, to be transferred to the Company.  The notes were issued on September 18, 2014 and November 3, 2015, and had a principal balance of $10,000 and $15,000 respectively, are due on August 1, 2016 and December 1, 2017, respectively, and are accruing interest at 5% per annum.  As of April 1, the total principal and interest balance on the notes was $21,208.  During the six months ended September 30, 2016, the Company made payments of $4,000, leaving a balance of $17,208 as of September 30, 2016.

7. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.  During the six months ended September 30, 2016 and 2015, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $433,570 and $96,000 respectively. During the six months ended September 30, 2016 and 2015, $250,924 and $0 respectively of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the six months ended September 30, 2016 and 2015, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $1,101,528 and $0 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the six months ended September 30, 2016 and 2015, the Company recognized a loss of $181,373 and a gain of $17,778 respectively based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	September 30,	September 30,
	2016	2015
Balance, beginning of year	$995,645	$843,376
Initial recognition of derivative liability	433,570	96,000
Conversion of derivative instruments to Common Stock	(1,101,528)	-
Mark-to-Market adjustment to fair value	181,373	(17,778)
Balance, end of year	$509,060	$921,598

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

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)
The Company is indebted to its former officers as follows:

	September 30,
	2016	2015
Edward Aruda	$-	$2,000
James Powell	162,500	162,500
Tim DeHererra	-	358,459
	$162,500	$522,959

The amounts consist of unpaid salary and advances made on behalf of the Company.  The loans carry no interest, are unsecured, are due on demand and have no maturity.

During the six months ended September 30, 2016 and 2015, the Company accrued debt to Direct Capital Group of $0 and $480,000 which was converted into convertible debt.

During the six months ended September 30, 2016 and 2015, the Company accrued debt to Direct Capital Group of $0 and $480,000 which was converted into convertible debt.

During the six months ended September 30, 2016 and 2015, the Company is indebted to Direct Capital Group for $225 and $7,642 respectively, for a total amount due of $62,807 and $49,529, respectively.

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

On August 3, 2016, pursuant to the Asset Purchase Agreement dated March 9, 2016, the Company issued 698,324 shares of Preferred Series A stock in equal amounts of 174,581 shares each to Robert Stillwaugh, Mike Schatz, Gary Tilden and Donna Marie Murtaugh, at a price of $1.79 per share.

As of September 30, 2016, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares of par value $0.001 were authorized, of which 2,217,824 Series A shares were issued and outstanding, (1,519,500 shares as of March 31, 2016) and 1,000 Series B shares were issued and outstanding (1,000 shares as of March 31, 2016).

SIMLATUS CORPORATION.
(Formerly known as Grid Petroleum Corp.)
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

10. COMMON STOCK

From April 1, 2014 to March 31, 2015, the holders of a convertible notes converted a total of $92,844 of principal and interest into 2,001,759,062 shares of our common stock.

On July 27, 2015, the Company approved the authorization of a 1 for 1,000 reverse stock split of the Company’s outstanding shares of common stock.

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

On June 15, 2016, the Company approved the authorization of a 1 for 1,000 reverse stock split of the Company’s outstanding shares of common stock, which was effective on July 22, 2016.

On August 3, 2016, pursuant to the Asset Purchase Agreement dated March 9, 2016, the Company issued 136,363,636 shares of common stock in equal amounts of 34,090,909 shares each to Robert Stillwaugh, Mike Schatz, Gary Tilden and Donna Marie Murtaugh, at a price of $0.011 per share.

On August 29, 2016, the Company filed a Certificate of Amendment to reduce the amount of authorized common shares to 163,000,000 shares, par value of $0.00001.

During the six months ended September 30, 2016, the holders of convertible notes converted a total of $250,924 of principal and interest into 24,663,782 shares of our common stock.

As of September 30, 2016, 163,000,000 common shares, par value $0.00001, were authorized (7,500,000,000 shares as of March 31, 2016), of which 162,645,819 shares were issued and outstanding (1,615,696 shares as of March 31, 2016).

11. INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	September 30,
	2016	2015
Operating profit (loss) for the six months ended September 30	$(6,307,710)	$(1,270,227)
Average statutory tax rate	34%	34%
Expected income tax provisions	$(2,144,621)	$(431,877)
Unrecognized tax gains (loses)	(2,144,621)	(431,877)
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $22,429,877 for tax purposes which will expire in 2026 if not utilized beforehand.

12. COMMITMENTS

On June 27, 2016, the Company entered into a Consulting Agreement (“Agreement”) with Channel Sales & Consulting, LLC (“Consultant”).  The Company has agreed to pay the Consultant $3,000 per month for the first two months, and $4,000 per month thereafter.  The Consulting will also be paid a 10% commission on all gross sales generated through a licensed dealer and 30% commission on non-licensed dealers.  The Consultant will receive a signing bonus of $100,000 to be issued in restricted common stock at fair market value, to be issued to the Consultant or entity of their choice.  If within the first twelve months of the Agreement, the Consultant generates gross sales above $2,000,000, the Company will pay an additional 5% commission on gross sales, either in cash or restricted common stock.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2016 $	March 31, 2016 $
Current Assets	215,567	207,082
Current Liabilities	4,781,873	10,214,753
Working Capital (Deficit)	(4,566,306)	(10,007,671)

Cash Flows

	September 30, 2016 $	September 30, 2015 $
Cash Flows from (used in) Operating Activities	(8,923,491)	(502,161)
Cash Flows from (provided by) Financing Activities	1,896,708	502,200
Cash Flows from (used in) Investing Activities	7,026,666	---
Net Increase (decrease) in Cash During Period	(117)	39

Results for the Three months Ended September 30, 2016 Compared to the Three months Ended September 30, 2015

Operating Revenues

The Company’s revenues for the three months ended September 30, 2016 and September 30, 2015 were $58,365 and $0, respectively.  The increase is due to new product sales.

Cost of Revenues

The Company’s cost of revenues for the three months ended September 30, 2016 and September 30, 2015 were $8,663 and $0, respectively.  The increase is due to the purchase of raw materials during the quarter.

Gross Profit (Loss)

The Company’s gross profit for the three months ended September 30, 2016 and September 30, 2015 was $49,702 and $0, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2016, and September 30, 2015, were $686,268 and $259,870, respectively.  Operating expenses consisted primarily of professional fees, salaries, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase is general and administrative expenses.

Net Loss from Operations

The Company’s net loss from operations for the three month periods ended September 30, 2016 and 2015 was $(636,566) and $(259,870) respectively.  The increased loss is due to an increase in operating expenses.

Other Income (Expense):

Other income (expense) for the three month periods ended September 30, 2016 and 2015 were $659,300 and $(383,069) respectively.  Other income (expense) consists of change of fair value on derivative valuation and interest expense and debt forgiveness.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  The increased income is due to debt forgiveness of $918,687.

Net Profit (Loss)

Net profit (loss) for the three month periods ended September 30, 2016 and 2015, was $22,734 and $(642,939) respectively.  The increased profit is due to the sales revenue and debt forgiveness.

Results for the Six months Ended September 30, 2016 Compared to the Six months Ended September 30, 2015

Operating Revenues

The Company’s revenues for the six months ended September 30, 2016 and September 30, 2015 were $63,712 and $0, respectively.  The increase is due to new product sales.

Cost of Revenues

The Company’s cost of revenues for the six months ended September 30, 2016 and September 30, 2015 were $41,186 and $0, respectively.  The increase is due to the purchase of raw materials during the quarter.

Gross Profit

The Company’s gross profit for the six months ended September 30, 2016 and September 30, 2015 was $22,525 and $0 respectively.

Operating Expenses

Operating expenses for the six months ended September 30, 2016, and September 30, 2015, were $1,106,668 and $510,295, respectively.  Operating expenses consisted primarily of consulting fees, management fees, office expenses, amortization expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase is general and administrative expenses.

Net Loss from Operations

The Company’s net loss from operations for the six month periods ended September 30, 2016 and 2015 was $(1,084,142) and $(510,295) respectively.  The increased loss is due to an increase in operating expenses.

Other Income (Expense):

Other income (expense) for the three month periods ended September 30, 2016 and 2015 were $(5,223,568) and $(759,932) respectively.  Other income (expense) consists of change of fair value on derivative valuation and interest expense, debt forgiveness and loss on sale of property.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  The increased loss is due to debt forgiveness of $982,087 and loss on the sale of mineral property of $5,340,824.

Net Profit (Loss)

Net profit (loss) for the three month periods ended September 30, 2016 and 2015, was $(6,307,710) and $(1,270,227) respectively.  The increased loss is due to the increase in operating expenses, interest expenses associated with convertible debentures and loss on sale of mineral property.

Liquidity and Capital Resources

As of September 30, 2016, the Company had a cash balance and asset total of $2,109 and $5,598,692 respectively, compared with $2,226 and $13,222,712 of cash and total assets, respectively, as of March 31, 2016. The decrease in assets was due to the sale of the mineral property asset and normal operating activities.

As of September 30, 2016, the Company had total liabilities of $4,781,873 compared with $10,214,753 as of March 31, 2016. The decrease in total liabilities was primarily attributed to the cancellation of promissory notes.

The overall working capital increased from $(10,007,671) deficit at March 31, 2016 to $(4,566,306) at September 30, 2016.

Cash Flow from Operating Activities

During the six months ended September 30, 2016, cash used in operating activities was $(8,923,491) compared to $(502,161) for the six months ended September 30, 2015.

Cash Flow from Investing Activities

During the six months ended September 30, 2016 cash used in investing activities was $7,026,666 compared to $0 for the six months ended September 30, 2015.

Cash Flow from Financing Activities

During the six months ended September 30, 2016, cash provided by financing activity was $1,896,708 compared to $502,200 for the six months ended September 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2016, that was filed with the SEC on June 29, 2016, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended March 31, 2016. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 3, 2016, the Company issued 34,090,909 common shares to each of the Beneficial Shareholders, for a total of 136,363,636 shares.

On August 3, 2016, the Company issued 174,581 preferred Series-A shares to each of the Beneficial Shareholders, for a total of 698,324 shares.
.
On August 16, 2016, the holder of a convertible note converted a total of $68,500 of principal into 13,700,000 shares of our common stock.

On August 16, 2016, the holder of a convertible note converted a total of $15,000 of principal into 1,000,000 shares of our common stock

On August 16, 2016, the holder of a convertible note converted a total of $35,000 of principal into 7,000,000 shares of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBSEQUENT EVENTS

None.

ITEM 5. OTHER INFORMATION

On June 15, 2016, the Company approved the authorization of a 1 for 1,000 reverse stock split of the Company’s outstanding shares of common stock, which had an effective date of July 22, 2016.

On July 25, 2016, the Company accepted the request from Direct Capital Group Inc., to extinguish a note between Direct Capital Group, Inc. and the Company dated December 31, 2012 for $70,671.  The note has a remaining balance of $47,121. (See Note 5)

On August 3, 2016, the Company entered into a Debt Assignment Agreement whereby $26,100 in principal and $8,900 of accrued interest of a LG Capital, LLC note was reassigned to N600PG, LLC.  The promissory note is unsecured, bears interest at 6% per annum, and matures on August 3, 2016. (See Note 5)

On September 7, 2016, the Company accepted the request from Direct Capital Group, Inc., to cancel the note between Anthony Super and the Company dated March 24, 2016 for $30,000.  The remaining balance of $9,000 was returned to Direct Capital Group, Inc. (See Note 5)

On September 8, 2016, the Company finalized an agreement with Direct Capital Group Inc., to extinguish the following notes in total value of $871,566:

			Original		Current	Current
	Original	Original	Principal	Interest	Principal	Interest
Note Holder	Date	Date	Amount	Rate	Balance	June 30, 2016
Direct Capital Group	10/1/2013	4/1/2014	$384,000	6%	$242,885	$69,592
Direct Capital Group	9/3/2013	4/1/2014	11,000	8%	11,000	5,879
Direct Capital Group	6/30/2015	12/30/2015	240,000	8%	240,000	20,121
Direct Capital Group	9/30/2015	3/31/2016	240,000	8%	240,000	19,294
Direct Capital Group	3/31/2014	10/1/2014	16,000	8%	16,000	6,795
TOTALS			$891,000		$749,885	$121,681

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Loan Agreement, by and between the Company and Kelly Sundberg, dated December 18, 2006	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.2	Loan Agreement, by and between the Company and Green Shoe, Inc., dated March 26, 2008	Filed with the SEC on March 28, 2008 as part of our Current Report on Form 8-K.
10.3	Employment Agreement, by and between the Company and Paul Watts, dated January 31, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
10.4	Asset Purchase and Sale Agreement, by and between the Company and Murrayfield Limited, dated March 11, 2010	Filed with the SEC on March 23, 2010 as part of our Current Report on Form 8-K.
10.5	Share Issuance Agreement, by and between the Company and Premier Global Corp, dated April 23, 2010	Filed with the SEC on April 28, 2010 as part of our Current Report on Form 8-K.
10.6	Separation Agreement, by and amongst the Company and Kelly Sundberg, Stephen Ronaldson and Paul Watts, dated December 3, 2010	Filed with the SEC on December 7, 2010 as part of our Current Report on Form 8-K/A.
10.7	Share Exchange Agreement, by and between the Company and Joaquin Basin Resources Inc., dated January 20, 2011	Filed with the SEC on January 25, 2011 as part of our Current Report on Form 8-K.
10.8	Agreement for the Sale and Assignment and Affirmation of Obligation, by and amongst the Company, Green Shoe, LLC, and Syndication Capital, LLC, dated January 28, 2011	Filed with the SEC on February 4, 2011 as part of our Current Report on Form 8-K.
10.9	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.10	Form of Convertible Promissory Note, by and between the Company and Holder, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.11	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.12	Form of Convertible Promissory Note, by and between the Company and Holder, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.13	Transfer of Asset by and between, Xploration Inc., and Joaquin Basin Resources, dated January 20, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.14	Mineral Rights Purchase Amendment, by and between Xploration Inc. and Joaquin Basin Resources, dated November 21, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.15	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.16	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.17	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.18	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
10.19	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.20	Purchase Agreement by and between the Company and Xploration Incorporated, dated July 31, 2013	Filed with the SEC on August 5, 2013, as part of our Current Report on Form 8-K.

10.21	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.22	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.23	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated August 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated September 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated January 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.30	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.31	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.32	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated April 30, 2014	Filed with the SEC on August 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.33	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.34	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.35	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.36	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated January 1, 2015	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.37	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated March 31, 2015	Filed with the SEC on July 14, 2015 as part of our Annual Report on Form 10-K.
10.38	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated June 30, 2015	Filed with the SEC on August 7, 2015 as part of our Quarterly Report on Form 10-Q.
10.39	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated September 30, 2015	Filed with the SEC on November 18, 2015 as part of our Quarterly Report on Form 10-Q.
10.40	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc., dated October 31, 2015	Filed with the SEC on February 12, 2016 as part of our Quarterly Report on Form 10-Q.
10.41	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc., dated November 30, 2015	Filed with the SEC on February 12, 2016 as part of our Quarterly Report on Form 10-Q.
10.42	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc., dated December 31, 2015	Filed with the SEC on February 12, 2016 as part of our Quarterly Report on Form 10-Q.
10.43	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc., dated January 31, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.44	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc., dated February 29, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.45	Asset Purchase Agreement, by and between the Company and RJM and Associates, dated March 9, 2016	Filed with the SEC on March 10, 2016 as part of our Current Report on Form 8-K.
10.46	Consulting Agreement, by and between the Company and Gary Tilden, dated March 10, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.47	Consulting Agreement, by and between the Company and Mike Schatz, dated March 10, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.48	Consulting Agreement, by and between the Company and Robert Stillwaugh, dated March 10, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.49	Consulting Agreement, by and between the Company and D.M. Murtaugh, dated March 10, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.50	Assignment of Debt Agreement, by and between the Company and Rockwell Capital Partners, LLC, dated April 12, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.51	Assignment of Debt Agreement, by and between the Company and Microcap Equity Group, LLC, dated May 4, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.52	Assignment of Debt Agreement, by and between the Company and V2IP, LLC, dated May 13, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.53	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated April 7, 2016	Filed with the SEC on August 15, 2016 as part of our Quarterly Report on Form 10-Q.
10.54	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated May 17, 2016	Filed with the SEC on August 15, 2016 as part of our Quarterly Report on Form 10-Q.
10.55	Promissory Note entered by and between the Company and Carl Ambrose, dated June 6, 2016	Filed with the SEC on August 15, 2016 as part of our Quarterly Report on Form 10-Q.
16.1	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia LLP.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS	XBRL Instance Document	Furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

SIMLATUS CORP.
Dated: November 15, 2016	/s/ Gary Tilden
Gary Tilden
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)