Form 10-Q/A
period 2016-09-30
Simlatus Corp
filed 2016-12-23
CIK 1399306

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A for the sole purpose of a revision to the cover page of our Form 10-Q for the nine months ended September 30, 2016 (the “Original Form 10-Q”) as filed with the Securities and Exchange Commission on November 16, 2016 (the “Filing Date”).   The Company has revised its disclosures in this Form 10-Q/A  in order to accurately reflect that the Company has submitted electronically and posted on its corporate Web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   The cover page as included herein indicates a check mark response of [X] YES.
    Other than as set out above, this Amendment speaks as of the filing date of the Original Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on November 16, 2016.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.1	Loan Agreement, by and between the Company and Kelly Sundberg, dated December 18, 2006	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.2	Loan Agreement, by and between the Company and Green Shoe, Inc., dated March 26, 2008	Filed with the SEC on March 28, 2008 as part of our Current Report on Form 8-K.
10.3	Employment Agreement, by and between the Company and Paul Watts, dated January 31, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
10.4	Asset Purchase and Sale Agreement, by and between the Company and Murrayfield Limited, dated March 11, 2010	Filed with the SEC on March 23, 2010 as part of our Current Report on Form 8-K.
10.5	Share Issuance Agreement, by and between the Company and Premier Global Corp, dated April 23, 2010	Filed with the SEC on April 28, 2010 as part of our Current Report on Form 8-K.
10.6	Separation Agreement, by and amongst the Company and Kelly Sundberg, Stephen Ronaldson and Paul Watts, dated December 3, 2010	Filed with the SEC on December 7, 2010 as part of our Current Report on Form 8-K/A.
10.7	Share Exchange Agreement, by and between the Company and Joaquin Basin Resources Inc., dated January 20, 2011	Filed with the SEC on January 25, 2011 as part of our Current Report on Form 8-K.
10.8	Agreement for the Sale and Assignment and Affirmation of Obligation, by and amongst the Company, Green Shoe, LLC, and Syndication Capital, LLC, dated January 28, 2011	Filed with the SEC on February 4, 2011 as part of our Current Report on Form 8-K.
10.9	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.10	Form of Convertible Promissory Note, by and between the Company and Holder, dated February 24, 2011	Filed with the SEC on March 10, 2011 as part of our Current Report on Form 8-K.
10.11	Form of Securities Purchase Agreement, by and between the Company and Buyer, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.12	Form of Convertible Promissory Note, by and between the Company and Holder, dated May 13, 2011	Filed with the SEC on June 13, 2011 as part of our Current Report on Form 8-K.
10.13	Transfer of Asset by and between, Xploration Inc., and Joaquin Basin Resources, dated January 20, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.14	Mineral Rights Purchase Amendment, by and between Xploration Inc. and Joaquin Basin Resources, dated November 21, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K
10.15	Contract Agreement, by and between the Company and James Powell, dated October 24, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.16	Employment/Consulting Agreement, by and between the Company and Tim DeHerrera, dated December 2, 2011	Filed with the SEC on February 9, 2012, as part of our Quarterly Report on Form 10-Q.
10.17	Debt Settlement Agreement, by and between the Company and Syndication Capital, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.18	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
10.19	Debt Settlement Agreement, by and between the Company and Xploration Incorporated, dated December 31, 2012	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.20	Purchase Agreement by and between the Company and Xploration Incorporated, dated July 31, 2013	Filed with the SEC on August 5, 2013, as part of our Current Report on Form 8-K.

10.21	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.22	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.23	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated August 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated September 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated January 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.30	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.31	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated March 31, 2014	Filed with the SEC on July 15, 2014 as part of our Annual Report on Form 10-K.
10.32	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated April 30, 2014	Filed with the SEC on August 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.33	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated July 31, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.34	Convertible Promissory Note entered by and between the Company and Syndication Capital, LLC, dated October 31, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.35	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated October 1, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.36	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated January 1, 2015	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.37	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated March 31, 2015	Filed with the SEC on July 14, 2015 as part of our Annual Report on Form 10-K.
10.38	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated June 30, 2015	Filed with the SEC on August 7, 2015 as part of our Quarterly Report on Form 10-Q.
10.39	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated September 30, 2015	Filed with the SEC on November 18, 2015 as part of our Quarterly Report on Form 10-Q.
10.40	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc., dated October 31, 2015	Filed with the SEC on February 12, 2016 as part of our Quarterly Report on Form 10-Q.
10.41	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc., dated November 30, 2015	Filed with the SEC on February 12, 2016 as part of our Quarterly Report on Form 10-Q.
10.42	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc., dated December 31, 2015	Filed with the SEC on February 12, 2016 as part of our Quarterly Report on Form 10-Q.
10.43	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc., dated January 31, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.

10.44	Convertible Promissory Note entered by and between the Company and Direct Capital Group, Inc., dated February 29, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.45	Asset Purchase Agreement, by and between the Company and RJM and Associates, dated March 9, 2016	Filed with the SEC on March 10, 2016 as part of our Current Report on Form 8-K.
10.46	Consulting Agreement, by and between the Company and Gary Tilden, dated March 10, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.47	Consulting Agreement, by and between the Company and Mike Schatz, dated March 10, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.48	Consulting Agreement, by and between the Company and Robert Stillwaugh, dated March 10, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.49	Consulting Agreement, by and between the Company and D.M. Murtaugh, dated March 10, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.50	Assignment of Debt Agreement, by and between the Company and Rockwell Capital Partners, LLC, dated April 12, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.51	Assignment of Debt Agreement, by and between the Company and Microcap Equity Group, LLC, dated May 4, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.52	Assignment of Debt Agreement, by and between the Company and V2IP, LLC, dated May 13, 2016	Filed with the SEC on June 29, 2016 as part of our Annual Report on Form 10-K.
10.53	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated April 7, 2016	Filed with the SEC on August 15, 2016 as part of our Quarterly Report on Form 10-Q.
10.54	Convertible Promissory Note entered by and between the Company and Direct Capital Group, dated May 17, 2016	Filed with the SEC on August 15, 2016 as part of our Quarterly Report on Form 10-Q.
10.55	Promissory Note entered by and between the Company and Carl Ambrose, dated June 6, 2016	Filed with the SEC on August 15, 2016 as part of our Quarterly Report on Form 10-Q.
16.1	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 19, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia LLP.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS	XBRL Instance Document	Filed with the SEC on November 16, 2016 as part of our Quarterly Report on Form 10-Q.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with the SEC on November 16, 2016 as part of our Quarterly Report on Form 10-Q.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with the SEC on November 16, 2016 as part of our Quarterly Report on Form 10-Q.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed with the SEC on November 16, 2016 as part of our Quarterly Report on Form 10-Q.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with the SEC on November 16, 2016 as part of our Quarterly Report on Form 10-Q.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with the SEC on November 16, 2016 as part of our Quarterly Report on Form 10-Q.

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

SIMLATUS CORP.
Dated: December 23, 2016	/s/ Gary Tilden
Gary Tilden
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)