Form 10-Q
period 2016-12-31
Simlatus Corp
filed 2017-02-21
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016

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

(530) 205-3437

 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 7, 2017, there were 708,745,819 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

SIMLATUS CORP.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”SIML,” "our," "us," the "Company," refers to Simlatus Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
BALANCE SHEETS (Unaudited)

	December 31,	March 31,
	2016	2016
ASSETS
Current Assets
Cash	$8,341	$2,226
Accounts receivable	2,925	-
Inventories	219,773	204,856
Total Current Assets	231,039	207,082

Due from related party	-	16,653
Oil & gas properties, net	-	7,026,666
Intangible asset, net	5,061,897	5,972,311
TOTAL ASSETS	$5,292,936	$13,222,712

LIABILITIES
Current Liabilities:
Accounts payable	$193,923	$22,215
Accrued wages	546,581	162,500
Derivative liabilities	554,663	995,645
Due to related party	58,403	72,807
Notes payable, net of discount	158,659	2,337,859
Notes payable, interest	8,418	373,728
Sales tax payable	124	-
Other short-term related party liabilities	3,211,250	6,250,000
Total Current Liabilities	4,732,021	10,214,754

Long term debt	33,208	-

Total Liabilities	4,765,229	10,214,754

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized
Series A: 10,000,000 shares authorized
2,217,824 shares issued and outstanding at December 31, 2016	2,218	1,520
1,519,500 shares issued and outstanding at March 31, 2016
Series B: 10,000,000 shares authorized	1	1
1,000 shares issued and outstanding at December 31, 2016
1,000 shares issued and outstanding at March 31, 2016
Common stock, $0.00001 par value 7,000,000,000 authorized	4,957	16
495,745,819 shares issued and outstanding at December 31, 2016 (1)
1,615,696 shares issued and outstanding at March 31, 2016 (1)
Additional paid in capital	23,744,006	19,248,293
Accumulated other comprehensive loss	4,144	4,144
Accumulated deficit	(23,227,619)	(16,246,016)
Total Shareholders' Equity	527,707	3,007,958
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,292,936	$13,222,712

(1) All common share amounts and per share amounts in these financial statements, reflect the one thousand-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective
July 22, 2016, respectively, including retroactive adjustment of common share amounts. See Note 10.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2016	2015	2016	2015

Sales	$5,905	$-	$69,617	$-
Cost of sales	(3,400)	-	37,786	-
Gross profit (loss)	9,305	-	31,831	-

Operating expenses:
Consulting	41,659	6,000	132,205	20,500
Management fees	-	30,000	-	90,000
Professional fees	64,154	101,551	102,298	291,851
Other G&A expenses	535,130	125,051	1,513,107	370,546
Total Operating expenses	640,943	262,602	1,747,610	772,897

Loss from operations	(631,638)	(262,602)	(1,715,799)	(772,897)

Other income (expense):
Debt forgiveness	4,404	-	986,490	-
Change in derivative liability	204,180	(123,357)	22,807	(105,579)
Interest on convertible notes	(234,186)	(883,058)	(917,644)	(1,660,768)
Loss on sale of mineral property	-	-	(5,340,824)	-
Loss on write-off of receivables	(16,653)	-	(16,653)	-
Total other income (expense)	(42,255)	(1,006,415)	(5,265,824)	(1,766,347)

Net loss before income taxes	(673,893)	(1,269,017)	(6,981,603)	(2,539,244)
Income tax expense	-	-	-	-
Net loss	$(673,893)	$(1,269,017)	$(6,981,603)	$(2,539,244)

Per share information
Basic, weighted number of common
shares outstanding (1)	336,954,515	495,517,517	147,779,063	173,636,448
Net loss per common share	$(0.0020)	$(0.0026)	$(0.0472)	$(0.0146)

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

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended
	December 31,
	2016	2015

Cash flows from operating activities:
Net profit (loss)	$(6,981,603)	$(2,539,244)
Adjustments to reconcile net income
to net cash provided by operating activities:
Amortization of debt discount	519,533	51,784
Depreciation and amortization	910,414	-
Loss (gain) on sale of mineral property	5,340,824	-
Loss (gain) on forgiveness of debt	(986,490)	-
Loss on write-off of receivables	16,653	-
Change in derivative liabilities	(22,807)	240,208
Interest recorded for new derivative liabilities	331,155	-
Shares issued for services	25,500	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(2,925)	-
Decrease (increase) in inventory	(14,917)	-
Increase (decrease) in accounts payable	171,708	11,877
Increase (decrease) in accrued wages	384,081	20,500
Increase (decrease) in interest payable	66,955	192,056
Increase (decrease) in sales tax payable	124	-
Net cash (used in) provided by operating activities	(241,795)	(2,022,819)
Cash flows from investing activities:
Proceeds from long term debt	41,308	-
Payments on long term debt	(8,100)	-
Net cash (used in) provided by investment activities	33,208	-
Cash flows provided by financing activities:
Bank overdraft	-	118
Proceeds from notes payable	214,702	564,011
Due to/from related party	-	12,711
Issuance of preferred stock	-	1
Issuance of common stock	-	1,446,017
Net cash (used in) provided by financing activities	214,702	2,022,858

Increase (decrease) in cash	6,115	39

Cash and cash equivalents, beg of year	2,226	(39)
Cash and cash equivalents, end of year	$8,341	$-

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Simlatus manufactures, in their facility and through various suppliers, its own product line of commercial audio and video systems that offer advanced applications used within the broadcast industry and other industries where such applications are required. The company products are sold through a global distribution network of established audio/video equipment retailers that have been selling the Simlatus products for the past 18 years.

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

On March 9, 2016, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RJM and Associates, LLC, a California limited liability company (“RJM”); thereby, acquiring Intellectual Property referred to as “Media IP” and inventory consisting of finished products and raw materials and supplies.  RJM will assign the Media IP asset and inventories and provide “Know-How” that will enable the Company to launch a Broadcast Equipment and Digital Media Product Line, together valued at $6,250,000.  As consideration for the Media IP and the “Know -How”, the Buyer shall issue, or cause to be issued, $5,000,000 of Restricted Common Stock (PAR $.00001) 90 days from the date of this agreement and $1,250,000 of Preferred Series-A Shares of a GRPR Preferred Stock; (PAR $.001). The value of restricted common shares will be the closing price of the stock as of 90 days from this agreement. The maturity date for the restricted common shares will be 60 months from the date of this agreement.

On March 25, 2016, the Company approved a name change to Simlatus Corporation, stock symbol SIML, which was executed on April 4, 2016. The new name change better describes the Company’s new business and new revenues in selling commercial broadcast equipment on a global basis. Simlatus Corporation develops, manufactures, markets and owns proprietary advanced broadcast equipment and software and sells this audio and video broadcast equipment worldwide. These systems have been sold worldwide over the past 15 years including some of the major broadcast companies.   On August 3, 2016, the Company modified the Asset Purchase Agreement; no Restricted Common Stock shares were issued pursuant to the Agreement, and on August 3, 2016, the Parties entered into an Amendment to the Agreement wherein only the terms of the Agreement relative to the issuance of the Restricted Common Stock were modified.  The terms relative to the issuance of the Restricted Common Stock Shares were modified as follows:

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended December 31, 2016, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending March 31, 2017.

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

Accounts Receivable and Uncollectible Receivables

Accounts Receivable are recorded at the invoiced amount to the customer and do not bear interest.  The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates associated risks by actively pursuing past due accounts.  Receivables that are over 180 days past due are deemed uncollectible and are written off to the statement of operations.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with ASC No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As of December 31, 2016, the Company does not believe any adjustment for impairment is required.

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

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on July 22, 2016 (see Note 10).  Diluted earnings (loss) per share is equal to the basic per share for the nine months ended December 31, 2016 and 2015. Common stock equivalents are not included in the loss per share since they are anti-dilutive.  All per share amounts have been adjusted for the reverse stock split.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2016, the Company’s inventories consist primarily of raw materials and supplies rather than finished goods.

Long Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its acquired intangible assets with definite useful lives over periods from three to seven years.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, inventory, accounts payable, and accrued liabilities at December 31, 2016 and March 31, 2016 reflected in these financial statements approximates their fair value due to the short-term maturity of these financial instruments.

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels and which is determined by the lowest level input that is significant to the fair value measurement in its entirety.

These levels are:

               Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3- inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value	December 31, 2016	March 31, 2016
	Input Level	Amount	Amount
Derivative Liability	3	$554,663	$995,645
Total Financial Liabilities		$554,663	$995,645

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

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

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and noted no new pronouncements that would have a material impact on its results of operations or financial position.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. GOING CONCERN

These financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced substantial losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

The Company does not have sufficient cash to fund its desired research and development objectives for its augmented/virtual reality product development for the next 12 months. The Company has arranged financing as described in Subsequent Events and intends utilize the cash received to fund the research and development project. This financing may be insufficient to fund expenditures or other cash requirements required to complete the product design for the augmented/virtual reality markets. There can be no assurance the Company will be successful in completing any new product development. The Company plans to seek additional financing if necessary in private or public equity offering(s) to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

These financial statements do not give effect to adjustments to the amounts and classification to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)
3. OIL AND GAS PROPERTIES

On January 20, 2011, the Company purchased, through its former subsidiary Joaquin Basin Resources Inc., a 50% working interest (37% net revenue interest) in a mineral lease on 4,000 acres in Kings and Fresno counties in California. The lease was initially recorded at the cost of issuing 62,000,000 common shares.  On January 20, 2012, 2,076,000 shares of convertible preferred stock were issued in concluding the Joaquin Basin purchase agreement. The cost of the issue, $4,152,000, was based on the value of preferred stock as if converted to common stock. The total cost, $7,026,666, was supported by a volumetric analysis.

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

On October 18, 2013, the Company entered into an Asset Swap Agreement (the “Asset Swap Agreement”) by and amongst the Company, Xploration Inc., a Nevada Corporation (“Xploration”) and Solimar Energy, LLC, a California limited liability company (“Solimar”); thereby, swapping certain land leases as described below, forgiveness of delay rentals and terminating the (a) Kreyenhagen Trend Joint Operating Agreement dated March 1, 2011, between Solimar and Xploration (b) Jacalitos Joint Operating Agreement dated March 1, 2011, between Solimar and Xploration and the (c) Farmin / Settlement Agreement dated November 3, 2011, between Solimar and Xploration, with an effective date as of September 1, 2013.

Solimar assigned eighty 84% of its interest in the Bureau of Land Management Lease, serial number: CACA 49877 representing 1,140.62 gross and net landowner acres that is a part of the Kreyenhagen Trend to the Company.

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

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc., whereby Direct Capital Group, Inc., agreed to cancel $1,685,842 in notes payable in exchange for acquired oil and gas leases valued at $7,026,666.  The Company recorded a loss on the sale of property of $5,340,824 as of December 31, 2016.  Furthermore, Direct Capital Group, Inc., agreed to cancel any further liabilities associated with exploration and development costs and the acquired oil and gas lease of properties in California associated with Direct Capital Group, Inc.; and Direct Capital Group, Inc. agreed to accept the ongoing liabilities of the exploration and development costs and the acquired oil and gas leases.

4. INTANGIBLE ASSETS

On March 9, 2016, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RJM and Associates, LLC, a California limited liability company (“RJM”); thereby, acquiring Intellectual Property referred to as “Media IP” and inventory consisting of finished products and raw materials and supplies.  RJM assigned the Media IP asset and inventories and is providing “Know-How” to enable the Company to launch a Broadcast Equipment and Digital Media Product Line.  The total purchase price consideration for these acquisitions was $6,250,000, which consisted of inventory at $204,856, and $6,045,144 to acquired intangible asset.

The Company’s acquired intangible assets with definite useful lives primarily consist of Media IP and “Know-How” and are amortized over a period of five years. The following table summarizes the components of gross and net intangible asset balances as of December 31, 2016:

	December 31, 2016
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Definite-lived and amortizable acquired intangible assets	$6,045,144	$(983,247)	$5,061,897
Total acquired intangible assets	$6,045,144	$(983,247)	$5,061,897

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)
5. NOTES PAYABLE

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

Pursuant to the agreement, the following notes were extinguished on May 19, 2016:

	Original		Current	Principal	P & I
	Principal	Original	Interest	Balance	Balance
Payee	Amount	Date	Rate	May 19, 2016	May 19, 2016
Direct Capital Group	$80,000	2/29/2016	8%	$80,000	$81,298
Direct Capital Group	80,000	1/31/2016	8%	80,000	81,806
Direct Capital Group	80,000	12/31/2015	8%	80,000	82,350
Direct Capital Group	80,000	11/30/2015	8%	80,000	82,893
Direct Capital Group	80,000	10/31/2015	8%	80,000	83,818
Direct Capital Group	240,000	3/31/2015	8%	240,000	282,319
Direct Capital Group	360,000	1/1/2015	8%	360,000	423,204
Direct Capital Group	48,000	10/31/2014	8%	45,157	49,572
Direct Capital Group	360,000	10/1/2014	22%	360,000	463,029
Direct Capital Group	48,000	7/31/2014	22%	-	8,919
Direct Capital Group	48,000	4/30/2014	22%	23,000	38,060
Direct Capital Group	16,000	2/28/2014	22%	-	3,561
Direct Capital Group	16,000	1/31/2014	22%	-	-
Direct Capital Group	16,000	12/31/2013	22%	-	-
Direct Capital Group	16,000	11/30/2013	22%	-	-
Direct Capital Group	16,000	10/31/2013	22%	-	-
Direct Capital Group	11,000	8/31/2013	22%	-	-
Direct Capital Group	14,072	7/31/2013	22%	72	5,013
Direct Capital Group	11,000	7/31/2013	22%	-	-
TOTALS	$1,620,072			$1,428,229	$1,685,842

On September 8, 2016, the Board of Directors of the Company finalized an agreement with Direct Capital Group Inc., to extinguish the notes in total value of $891,000.  Upon further evaluation of the notes, which had been previously extinguished in exchange for oil assets held in the former Grid Petroleum Corp., it was determined by the Company and Direct Capital Group Inc. that exchanging the oil and mining exploration assets for the outstanding notes should have included the notes listed below, which were erroneously eliminated from the list of notes exchanged for those assets.

The Board of Directors, on behalf of the Company, and Direct Capital entered into an agreement on September 8, 2016, mutually agreeing upon the extinguishing of the notes listed below and inclusion of compensation for the return of the oil and mining exploration assets to Direct Capital.

Pursuant to the agreement, the following notes were extinguished on September 8, 2016:

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

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)
As of December 31, 2016 and March 31, 2016, Notes payable comprised as the following:

	December 31,	March 31,
	2016	2016
Anthony Super	$-	$23,020
Auctus Fund	46,750	-
ARC Capital Ltd	21,625	21,625
Blackbridge Capital #1	-	2,000
Blackbridge Capital #2	-	-
Coventry Enterprises #2	-	2,114
Direct Capital #1	-	70,671
Direct Capital #2	-	330,035
Direct Capital #3	-	360,000
Direct Capital #4	-	360,000
Direct Capital #5	-	240,000
Direct Capital #6	-	240,000
Direct Capital #7	-	240,000
Direct Capital #8	-	72
Direct Capital #11	-	11,000
Direct Capital #17	-	16,000
Direct Capital #18	-	23,000
Direct Capital #20	-	45,157
Direct Capital #21	-	80,000
Direct Capital #22	-	80,000
Direct Capital #23	-	80,000
Direct Capital #24	-	80,000
Direct Capital #25	-	80,000
Direct Capital #26	25,000	-
Direct Capital #27	36,000	-
EMA Financial	35,000	-
GHS Investment #2	6,146	12,748
GW Holdings	42,500	46,500
LG Capital Funding	-	29,000
Microcap Equity	-	4,180
N600PG	-	-
Rockwell Capital #4	51,152	-
Southridge Partners	-	15,655
Special Situations	-	21,491
Syndication Capital #1	-	5,000
Tide Pool	-	14,500
	264,173	2,533,768
Debt discount	(105,514)	(195,909)
Notes payable, net of discount	158,659	2,337,859
Accrued interest	8,418	373,728
	$167,077	$2,711,586

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
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

During the nine months ended December 31, 2016 and 2015, the Company recorded a loss of $17,546 and $0 respectively due to the change in value of the derivative liability during the period.

During the nine months ended December 31, 2016, the Company issued an aggregate of 1,050,200 common shares upon the conversion of principal amount of $17,510.  The derivative liability amounting to $45,156 was re-classified to additional paid in capital.

On September 7, 2016, the debt assignment to Anthony Super was cancelled due to non-payment and the remaining balance of $9,000 was returned to Direct Capital Group.  The derivative liability amounting to $17,956 was re-classified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $0 and $0 respectively, was recorded.

ARC Capital Ltd Note

On October 2, 2015, the Company reassigned $21,625 of the principal balance and accrued interest of a Direct Capital Note to ARC Capital Ltd.  The original note was issued on January 31, 2014 and had a principal balance of $16,000 and accrued interest of $5,625.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 2, 2016.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  During the nine months ended December 31, 2016 and 2015, the Company accrued $3,868 and $427, respectively, in interest expense.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a loss of $1,288 and gain of $8,650, respectively, due to the change in value of the derivative liability during the period.  During the nine months ended December 31, 2016 and 2015, the debt discount of $120 and $10,635, respectively, was accreted to the statement of operations.

At December 31, 2016 and 2015, principal balance of $21,625 and $21,625, respectively, accrued interest of $4,726 and $427, respectively, and a derivative liability of $44,093 and $43,250, respectively, was recorded.

Auctus Fund Note

On December 16, 2016, the Company entered into a Convertible Promissory Note with Auctus Fund, LLC, in the amount of $46,750.  The promissory note is unsecured, bears interest at 10% per annum, and matures on September 16, 2017.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  During the nine months ended December 31, 2016 and 2015, the Company accrued $192 and $0, respectively, in interest expense.

On December 16, 2016, the Company recorded a debt discount and derivative liability of $101,531, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended December 31, 2016 and 2015, the Company recorded a gain of $20,101 and $0, respectively, due to the change in value of the derivative liability during the period.  During the nine months ended December 31, 2016 and 2015, the debt discount of $2,138 and $0, respectively, was accreted to the statement of operations.

At December 31, 2016 and 2015, principal balance of $46,750 and $0, respectively, accrued interest of $192 and $0, respectively, debt discount of $44,612 and $0, respectively, and a derivative liability of $81,430 and $0, respectively, was recorded.

Blackbridge Capital Note #1

On September 30, 2015, the Company reassigned $48,000 of the principal balance of a Direct Capital Note to Blackbridge Capital, LLC.  The original note was issued on July 31, 2014 in the sum of $48,000.  The promissory note is unsecured, bears interest at 5% per annum, and matures on February 28, 2016.  During the nine months ended December 31, 2016 and 2015, the Company accrued $0 and $110, respectively, in interest expense.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a gain of $1,959 and loss of $26,637, respectively, due to the change in value of the derivative liability during the period.

During the nine months ended December 31, 2016, the Company issued 150,000 common shares pursuant to a reset notice and 200,000 common shares pursuant to a Settlement and Release Agreement, which settles the outstanding principal balance of $2,000 and accrued interest of $135.  The derivative liability amounting to $2,000 was re-classified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $0 and $2,000, respectively, accrued interest of $0 and $110, respectively, debt discount of $0 and $781, respectively, and a derivative liability of $0 and $4,000, respectively, was recorded.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

Blackbridge Capital Note #2

On May 3, 2016, the Company reassigned $100,000 of the principal balance of a Direct Capital Note to Blackbridge Capital, LLC.  The original note was issued on September 30, 2015 in the sum of $240,000.  The promissory note is unsecured, bears interest at 5% per annum, and matures on May 3, 2017.  During the nine months ended December 31, 2016 and 2015, the Company accrued $652 and $0, respectively, in interest expense.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a gain of $10,700 and $0, respectively, due to the change in value of the derivative liability during the period, and the debt discount of $32,341 and $0, respectively, was accreted to the statement of operations.

During the nine months ended December 31, 2016, the Company issued an aggregate of 400,000 common shares upon the conversion of the principal amount of $19,600.  The derivative liability amounting to $39,093 was re-classified to additional paid in capital.

On June 2, 2016, the debt assignment to Blackbridge Capital, LLC was cancelled due to non-payment and the balance of $100,000 was returned to Direct Capital Group.  The derivative liability of $149,655 was re-classified to additional paid in capital, and accrued interest of $652 and debt discount of $67,659 were credited to the statement of operations.

At December 31, 2016 and 2015, principal balance of $0 and $0, respectively, was recorded.

Coventry Enterprises Note #2

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $4,000 in principal and $46,000 in interest was transferred to Coventry Enterprises, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on March 3, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  During the nine months ended December 31, 2016 and 2015, the Company accrued $21 and $2,936, respectively, in interest expense.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a loss of $31 and $6,610, respectively, due to the change in value of the derivative liability during the period.

During the nine months ended December 31, 2016, the Company issued an aggregate of 42,282 common shares upon the conversion of principal amount of $2,114.  The derivative liability amounting to $3,514 was re-classified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $0 and $2,114 respectively, accrued interest of $0 and $4,795, respectively, and a derivative liability of $0 and $3,523, respectively, was recorded.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a gain of $36,479 and loss of $14,460, respectively, due to the change in value of the derivative liability during the period.

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

At December 31, 2016 and 2015, principal balance of $0 and $70,671 respectively and a derivative liability of $0 and $141,342, respectively, was recorded.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)
Direct Capital Note #2

On October 1, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $384,000.   The promissory note is unsecured, bears interest at 6% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date shall bear interest at the rate of 12% per annum.  During the nine months ended December 31, 2016 and 2015, the Company accrued $9,446 and $33,600, respectively, in interest expense.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a loss of $24,558 and $50,857, respectively, due to the change in value of the derivative liability during the period.

During the nine months ended December 31, 2016, the Company issued an aggregate of 14,073,000 common shares upon the conversion of principal amount of $87,150.  The derivative liability amounting to $123,911 was re-classified to additional paid in capital.

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

At December 31, 2016 and 2015, principal balance of $0 and $340,285, respectively, accrued interest of $0 and $91,041, respectively, and a derivative liability of $0 and $486,121, respectively was recorded.

Direct Capital Note #3

On October 1, 2014, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2016 and 2015, the Company accrued $9,330 and $59,671, respectively, in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 1, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2016 and 2015 debt discount of $0 and $989, respectively, was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $360,000 plus accrued interest of $103,029 for a total amount of $463,029.

At December 31, 2016 and 2015, principal balance of $0 and $360,000, respectively, and accrued interest of $0 and $73,953, respectively, was recorded.

Direct Capital Note #4

On January 1, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2016 and 2015, the Company accrued $9,330 and $47,106, respectively, in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 1, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2016 and 2015 debt discount of $0 and $182,983, respectively, was accreted to the statement of operations.

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

At December 31, 2016 and 2015, principal balance of $0 and $360,000, respectively, and accrued interest of $0 and $54,128, respectively, was recorded.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

Direct Capital Note #5

On March 31, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2016 and 2015, the Company accrued $6,220 and $22,935, respectively, in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On March 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2016 and 2015 debt discount of $0 and $240,000, respectively, was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $240,000 plus accrued interest of $42,319 for a total amount of $282,319.

At December 31, 2016 and 2015, principal balance of $0 and $240,000, respectively, and accrued interest of $0 and $22,935, respectively, was recorded.

Direct Capital Note #6

On June 30, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on December 30, 2015. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2016 and 2015, the Company accrued $13,164 and $9,679, respectively, in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On June 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2016 and 2015 debt discount of $0 and $240,000, respectively, was accreted to the statement of operations.

On April 28, 2016, $15,886 of the note was reassigned to GHS Investments, LLC.

On September 8, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $240,000 plus accrued interest of $20,121 for a total amount of $260,121.

At December 31, 2016 and 2015, principal balance of $0 and $240,000, respectively, and accrued interest of $0 and $9,679, respectively, was recorded.

Direct Capital Note #7

On September 30, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2016 and 2015, the Company accrued $9,668 and $4,839, respectively, in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2016 and 2015 debt discount of $0 and $120,656, respectively, was accreted to the statement of operations.

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

At December 31, 2016 and 2015, principal balance of $0 and $240,000, respectively, accrued interest of $0 and $4,839, respectively, and debt discount of $0 and $119,334, respectively, was recorded.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

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

During the nine months ended December 31, 2016 and 2015, the Company accrued $2 and $776, respectively, in interest expense.

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

At December 31, 2016 and 2015, principal balance of $0 and $14,072, respectively, and accrued interest of $0 and $4,931, respectively, was recorded.

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

During the nine months ended December 31, 2016 and 2015, the Company accrued $603 and $1,823, respectively, in interest expense.

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

At December 31, 2016 and 2015, principal balance of $0 and $11,000, respectively, and accrued interest of $5,879 and $4,673, respectively, was recorded.

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

During the nine months ended December 31, 2016 and 2015, the Company accrued $878 and $2,652, respectively, in interest expense.

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

At December 31, 2016 and 2015, principal balance of $0 and $16,000, respectively, and accrued interest of $0 and $5,039, respectively, was recorded.

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

During the nine months ended December 31, 2016 and 2015, the Company accrued $596 and $6,916, respectively, in interest expense.

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

At December 31, 2016 and 2015, principal balance of $0 and $23,000, respectively, and accrued interest of $0 and $13,202, respectively, was recorded.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

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

During the nine months ended December 31, 2016 and 2015, the Company accrued $0 and $5,294, respectively, in interest expense.

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

At December 31, 2016 and 2015, principal balance of $0 and $0, respectively, and accrued interest of $0 and $8,919, respectively, was recorded.

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

During the nine months ended December 31, 2016 and 2015, the Company accrued $1,170 and $4,724, respectively, in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2016 and 2015 debt discount of $0 and $5,436, respectively was accreted to the statement of operations.

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

At December 31, 2016 and 2015, principal balance of $0 and $48,000, respectively, and accrued interest of $0 and $6,312, respectively, was recorded.

Direct Capital Note #21

On October 31, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2016 and 2015, the Company accrued $1,153 and $1,070, respectively, in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2016 and 2015 debt discount of $8,767 and $26,813, respectively, was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $80,000 plus accrued interest of $3,818 for a total amount of $83,818.

At December 31, 2016 and 2015, principal balance of $0 and $80,000, respectively, accrued interest of $0 and $1,070, respectively, and debt discount of $0 and $53,187, respectively, was recorded.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

Direct Capital Note #22

On November 30, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2016 and 2015, the Company accrued $754 and $544, respectively, in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On November 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2016 and 2015 debt discount of $22,149 and $13,552, respectively, was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $80,000 plus accrued interest of $2,893 for a total amount of $82,893.

At December 31, 2016 and 2015, principal balance of $0 and $80,000, respectively, accrued interest of $0 and $544, respectively, and debt discount of $0 and $66,448, respectively, was recorded.

Direct Capital Note #23

On December 31, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 30, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2016 and 2015, the Company accrued $754 and $0, respectively, in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On December 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2016 and 2015 debt discount of $40,000 and $0, respectively, was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $80,000 plus accrued interest of $2,350 for a total amount of $82,350.

At December 31, 2016 and 2015, principal balance of $0 and $80,000, respectively, and debt discount of $0 and $80,000, respectively, was recorded.

Direct Capital Note #24

On January 31, 2016, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2016 and 2015, the Company accrued $754 and $0, respectively, in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 31, 2016, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2016 and 2015 debt discount of $53,626 and $0, respectively, was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $80,000 plus accrued interest of $1,806 for a total amount of $81,806.

At December 31, 2016 and 2015, principal balance of $0 and $0, respectively, was recorded.

Direct Capital Note #25

On February 29, 2016, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on August 31, 2016. Any principal amount not paid by the maturity date shall bear interest at a rate of 22% annum.  The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933

During the nine months ended December 31, 2016 and 2015, the Company accrued $754 and $0, respectively, in interest expense.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On February 29, 2016, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended December 31, 2016 and 2015 debt discount of $66,522 and $0, respectively, was accreted to the statement of operations.

On May 19, 2016, the Company entered into an agreement with Direct Capital Group, Inc. to extinguish the note for $80,000 plus accrued interest of $1,298 for a total amount of $81,298.

At December 31, 2016 and 2015, principal balance of $0 and $0, respectively, was recorded.

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

During the nine months ended December 31, 2016 and 2015, the Company accrued $1,218 and $0, respectively, in interest expense.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a gain of $14,772 and $0, respectively, due to the change in value of the derivative liability during the period.  During the nine months ended December 31, 2016 and 2015, the debt discount of $25,000 and $0, respectively, was accreted to the statement of operations.

At December 31, 2016 and 2015, principal balance of $25,000 and $0, respectively, accrued interest of $1,218 and $0, respectively, and a derivative liability of $63,234 and $0, respectively, was recorded.

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

During the nine months ended December 31, 2016 and 2015, the Company accrued $1,436 and $0, respectively, in interest expense.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a gain of $21,188 and $0, respectively, due to the change in value of the derivative liability during the period.  During the nine months ended December 31, 2016 and 2015, the debt discount of $36,000 and $0, respectively, was accreted to the statement of operations.

At December 31, 2016 and 2015, principal balance of $36,000 and $0, respectively, accrued interest of $1,436 and $0, respectively, and a derivative liability of $91,057 and $0, respectively, was recorded.

EMA Financial, LLC Note

On November 9, 2016, the Company entered into a Convertible Promissory Note with EMA Financial, LLC, in the amount of $35,000.  The promissory note is unsecured, bears interest at 10% per annum, and matures on November 9, 2017.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  During the nine months ended December 31, 2016 and 2015, the Company accrued $499 and $0, respectively, in interest expense.

On December 16, 2016, the Company recorded a debt discount and derivative liability of $88,969, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended December 31, 2016 and 2015, the Company recorded a gain of $17,605 and $0, respectively, due to the change in value of the derivative liability during the period.  During the nine months ended December 31, 2016 and 2015, the debt discount of $5,852 and $0, respectively, was accreted to the statement of operations.

At December 31, 2016 and 2015, principal balance of $35,000 and $0, respectively, accrued interest of $499 and $0, respectively, debt discount of $29,148 and $0, respectively, and a derivative liability of $71,364 and $0, respectively, was recorded.

GHS Investments LLC Note #1

On October 23, 2015, the Company reassigned $25,000 of the principal amount of Direct Capital Note #18 to GHS Investments LLC.  The original note was issued on April 30, 2014 with a principal balance of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 25, 2016.  During the nine months ended December 31, 2016 and 2015, the Company accrued $0 and $97, respectively, in interest expense.

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

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

During the nine months ended December 31, 2016 and 2015, the Company recorded a loss of $201 and a gain of $24,487, respectively, due to the change in value of the derivative liability during the period and the debt discount of $4,725 and $13,649, respectively was accreted to the statement of operations.

During the nine months ended December 31, 2016, the Company issued an aggregate of 266,710 common shares upon the conversion of the principal amount of $12,748 and accrued interest of $588.  The derivative liability amounting to $25,424 was re-classified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $0 and $15,135, respectively, accrued interest of $0 and $97, respectively, debt discount of $0 and $11,351, respectively, and derivative liability of $0 and $30,270, respectively, was recorded.

GHS Investments LLC Note #2

On April 28, 2016, GHS entered into a Debt Assignment Agreement with Direct Capital Group, Inc., and its sole principal Jon Fullenkamp, whereas $15,886 of the principal amount of the $240,000 Note #6 with Direct Capital Group, Inc. was assigned to GHS Investments LLC. The Company reassigned $15,886 of the principal of the Direct Capital Group, Inc. Note #6, to GHS Investments LLC.  The original Note #6 with Direct Capital Group Inc. was issued on June 30, 2015 for debt owed regarding 3 months of consulting services whereas Direct Capital Group Inc., and its sole principal officer, Jon Fullenkamp, invoiced the Company at a rate of $80,000 a month for consulting fees. Other portions of the Direct Capital Group, Inc. Note #6 have been either assigned to other buyers or it has been exchanged to retire the Oil & Gas assets previously owned by Grid Petroleum Inc. The GHS promissory note is unsecured, bears interest at 8% per annum, and matures on January 28, 2017.  During the nine months ended December 31, 2016 and 2015, the Company accrued $348 and $0, respectively, in interest expense.

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

On May 5, 2016 GHS converted $9,740 at $.00005 for 194,800,000 unrestricted common shares. The share price on May 4, 2016 closed at $.0002 with the lowest intra-day trade of $.0001, and the remaining principal balance of the GHS Note #2 on May 5, 2016 was $6,146.

On August 8, 2016 GHS was denied a conversion of $3,700 at a conversion price of $.0005 for 7,400,000 of unrestricted common shares. The closing stock price on August 7, 2016 was $.012, and there was an intra-day trade of $.001 on July 20, 2016 when the stock price was $.10. The company is disputing the conversion notice and currently in discussions with GHS to settle the principal balance of $6,146. GHS is requesting a settlement of approximately $592,000.

During the nine months ended December 31, 2016 and 2015, the Company recorded a loss of $272 and $0, respectively, due to the change in value of the derivative liability during the period and the debt discount of $15,676 and $0, respectively, was accreted to the statement of operations.

During the nine months ended December 31, 2016, the Company issued an aggregate of 194,800 common shares upon the conversion of the principal amount of $9,740.  The derivative liability amounting to $19,427 was re-classified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $6,146 and $0 respectively, accrued interest of $348 and $0 respectively, debt discount of $210 and $0 respectively, and a derivative liability of $12,532 and $0 respectively, was recorded.

GW Holdings Group LLC Note

On October 13, 2015, the Company reassigned $60,411 of the principal balance and accrued interest of a New Venture Attorneys Note to GW Holdings Group LLC.  The original note was issued on April 1, 2014 and had a principal balance of $50,000 and accrued interest of $10,411.  During the nine months ended December 31, 2016 and 2015, the Company accrued $153 and $0, respectively, in interest expense.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a loss of $2,598 and a gain of $30,695, respectively, due to the change in value of the derivative liability during the period.

During the nine months ended December 31, 2016, the Company issued an aggregate of 83,051 common shares upon the conversion of the principal amount of $4,000 and accrued interest of $153.  The derivative liability amounting to $7,985 was re-classified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $42,500 and $46,500, respectively, and a derivative liability of $86,656 and $93,000, respectively, was recorded.

LG Capital Funding Note

On March 3, 2014, the Company arranged a debt swap under which an Xploration, Inc. note for $40,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on March 3, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum.  During the nine months ended December 31, 2016 and 2015, the Company accrued $1,625 and $5,244, respectively, in interest expense.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a gain of $3,036 and a loss of $5,933, respectively, due to the change in value of the derivative liability during the period.

During the nine months ended December 31, 2016, the Company issued an aggregate of 67,700 common shares upon the conversion of the principal amount of $2,900 and accrued interest of $485.  The derivative liability amounting to $5,785 was re-classified to additional paid in capital.

On August 3, 2016, the principal balance of $26,100 and accrued interest of $8,900 was reassigned to N600PG, LLC.  The derivative liability amounting to 48,582 was re-classified to additional paid in capital and the accrued interest balance of $2,037 was credited to the statement of operations.

At December 31, 2016 and 2015, principal balance of $0 and $29,000, respectively, accrued interest of $0 and $8,062, respectively, and a derivative liability of $0 and $58,000, respectively, was recorded.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
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

During the nine months ended December 31, 2016 and 2015, the Company recorded a loss of $1 and $1,080, respectively, due to the change in value of the derivative liability during the period.

During the nine months ended December 31, 2016, the Company issued an aggregate of 145,040 common shares upon the conversion of principal amount of $4,180 and accrued interest of $3,072.  The derivative liability amounting to $8,275 was re-classified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $0 and $5,340, respectively, accrued interest of $0 and $5,033, respectively, and derivative liability of $0 and $10,680, respectively, was recorded.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded $0 and $0, respectively, due to the change in value of the derivative liability during the period, and the debt discount of $35,000 and $0, respectively, was accreted to the statement of operations.

During the nine months ended December 31, 2016, the Company issued an aggregate of 7,000,000 common shares upon the conversion of principal amount of $35,000.  The derivative liability amounting to $104,796 was re-classified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $0 and $0, respectively, was recorded.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a gain of $1 and $0, respectively, due to the change in value of the derivative liability during the period and the debt discount of $23,550 and $0, respectively, was accreted to the statement of operations.

During the nine months ended December 31, 2016, the Company issued an aggregate of 471,000 common shares upon the conversion of principal amount of $23,550.  The derivative liability amounting to $46,972 was re-classified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $0 and $0, respectively, was recorded.

Rockwell Capital Partners Note #4

On November 15, 2016, the Company entered into a Claims Purchase Agreement with Rockwell Capital Partners, Inc., whereby $81,952 of debt was to be settled in exchange for stock.  The Company also issued 8,000,000 freely trading shares pursuant to Section 3(a)(10) of the Securities Act as a settlement fee.

On November 15, 2016, the Company recorded a debt discount and derivative liability of $136,223, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended December 31, 2016 and 2015, the Company recorded a loss of $45,014 and $0, respectively, due to the change in value of the derivative liability during the period and the debt discount of $50,408 and $0, respectively, was accreted to the statement of operations.

During the nine months ended December 31, 2016, the Company issued an aggregate of 62,000,000 common shares upon the conversion of principal amount of $30,800.  The derivative liability amounting to $76,940 was re-classified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $51,152 and $0, respectively, debt discount of $31,544 and $0, respectively, and a derivative liability of $104,297 and $0, respectively, was recorded.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

Southridge Partners LP Note

On October 27, 2015, the Company reassigned $30,730 of the principal balance and accrued interest of two Direct Capital Note to Southridge Partners LP.  The original notes were issued on July 31, 2013 and August 31, 2013, and had a principal balance of $11,000 and $11,000 respectively and accrued interest of $4,461 and $4,269 respectively.  During the nine months ended December 31, 2016 and 2015, the Company accrued $0 and $660, respectively, in interest expense.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a loss of $234 and $23,543, respectively, due to the change in value of the derivative liability during the period.

On April 20, 2016, the Company accepted the request from Direct Capital Group to extinguish the note for $15,655, and the derivative liability of $31,222 was reclassified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $0 and $23,655, respectively, accrued interest of $0 and $660, respectively, and derivative liability of $0 and $47,310, respectively, was recorded.

Special Situations Fund One Note

On March 12, 2012, the Company arranged a debt swap under which an Asher Enterprises note for $40,000 was transferred to Special Situations Fund One for the Asher note plus an additional $21,491, for a total of $61,491.  On April 4, 2013, the Company transferred $40,000 of the note to Asher Enterprises.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 12, 2012.  During the nine months ended December 31, 2016 and 2015, the Company accrued $0 and $1,295, respectively, in interest expense.

On September 9, 2012, the Company recorded a derivative liability of $71,218, being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the nine months ended December 31, 2016 and 2015, the Company recorded a loss of $318 and $4,358, respectively, due to the change in value of the derivative liability during the period.

On April 20, 2016, the Company accepted the request from Special Situations Fund One Inc. to extinguish the note for $21,491 plus accrued interest of $12,754, and the derivative liability amounting to $42,019 was re-classified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $0 and $21,491, respectively, accrued interest of $0 and $12,325, respectively, and a derivative liability of $0 and $42,139, respectively, was recorded.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a loss of $75 and $1,023, respectively, due to the change in value of the derivative liability during the period.

On April 20, 2016, the Company accepted the request from Direct Capital Group to extinguish the note for $5,000, and the derivative liability amounting to $9,972 was re-classified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $0 and $5,000, respectively, and a derivative liability of $0 and $10,000, respectively, was recorded.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a loss of $220 and $0, respectively, due to the change in value of the derivative liability during the period.

During the nine months ended December 31, 2016, the Company issued an aggregate of 120,000 common shares upon the conversion of principal amount of $6,000.  The derivative liability amounting to $11,968 was re-classified to additional paid in capital.

On May 11, 2016, the Company accepted the request from Direct Capital Group to extinguish the note for $8,500, and the derivative liability of $16,954 was reclassified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $0 and $0, respectively, was recorded.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a gain of $16 and $0, respectively, due to the change in value of the derivative liability during the period and the debt discount of $10,000 and $0, respectively, was accreted to the statement of operations.

During the nine months ended December 31, 2016, the Company issued an aggregate of 200,000 common shares upon the conversion of principal amount of $10,000.  The derivative liability amounting to $19,956 was re-classified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $0 and $0, respectively, was recorded.

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

During the nine months ended December 31, 2016 and 2015, the Company recorded a gain of $6 and $0, respectively, due to the change in value of the derivative liability during the period and the debt discount of $20,000 and $0, respectively, was accreted to the statement of operations.

During the nine months ended December 31, 2016, the Company issued an aggregate of 200,000 common shares upon the conversion of principal amount of $10,000.  The derivative liability amounting to $19,942 was re-classified to additional paid in capital.

On May 18, 2016, the debt assignment to V2IP, LLC was cancelled due to non-payment and the remaining balance of $10,000 was returned to Direct Capital Group.  The derivative liability amounting to $19,943 was re-classified to additional paid in capital.

At December 31, 2016 and 2015, principal balance of $0 and $0, respectively, was recorded.

6.  LONG TERM NOTE PAYABLE

Carl Ambrose Note

On June 6, 2016, the Company entered into a promissory note with Carl Ambrose in the amount of $20,000.  The note is interest free and is due ninety days from the date of the agreement.  On November 10, 2016, a new promissory note was executed, increasing the amount due to $21,000 with an annual interest rate of 3%, to be paid in increments of $1,000 per month for 21 months, commencing on December 1, 2016.  During the nine months ended December 31, 2016, the Company made a payment of $1,000, leaving a balance of $20,000 as of December 31, 2016.

Frank Trapp Notes

On April 1, 2016, the Company agreed to allow two promissory notes with Frank Trapp in the total amount of $25,000, previously held by RJM Associates, to be transferred to the Company.  The notes were issued on September 18, 2014 and November 3, 2015, and had a principal balance of $10,000 and $15,000 respectively, and are accruing interest at 5% per annum.  As of April 1, the total principal and interest balance on the notes was $21,208.  During the nine months ended December 31, 2016, the Company made payments of $7,000, leaving a balance of $14,208 as of December 31, 2016.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)
7. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features and uses the Black-Scholes model for valuation of the derivative instrument. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.  During the nine months ended December 31, 2016 and 2015, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $760,293 and $631,952, respectively. During the nine months ended December 31, 2016 and 2015, $281,724 and $193,465, respectively, of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the nine months ended December 31, 2016 and 2015, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $1,178,468 and $497,323, respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ equity. During the nine months ended December 31, 2016 and 2015, the Company recognized a gain of $22,807 and a loss of $105,579, respectively, based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 3 inputs.

The fair value of these derivatives was valued on the date of the issuances of the convertible notes using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.71% - 0.88%, (2) term of 0.50 – 1 year, (3) expected stock volatility of 594% - 606%, (4) expected dividend rate of 0%, and (5) common stock price of $0.001 - $0.0035.

The fair value of these derivatives was valued on December 31, 2016 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.81%, (2) term of 0.5 -1 year, (3) expected stock volatility of 288%, (4) expected dividend rate of 0%, and (4) common stock price of $0.0001.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above for the nine months ending December 31, 2016 and 2015 respectively:

	December 31,	December 31,
	2016	2015
Balance, beginning of period	$995,645	$843,376
Initial recognition of derivative liability	760,293	631,952
Conversion of derivative instruments to Common Stock	(1,178,468)	(497,323)
Mark-to-Market adjustment to fair value	(22,807)	105,579
Balance, end of period	$554,663	$1,083,584

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized in earnings until such time as the instruments are exercised, converted or expire.

8. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the financial statements are as follows:

On September 9, 2015 James Powell announced his resignation as President, Secretary, Treasure, and Director of the Company.  There are no known disagreements with Mr. Powell regarding such resignation or any claims the Company may have against him.

On September 9, 2015 Edward Aruda was appointed President, Director, Secretary, and Treasurer of the Company.

On March 9, 2016, Mr. Aruda tendered his resignation as President, Secretary and Treasurer.  Mr. Aruda remained a Director of the Company until his resignation on April 3, 2016.  Mr. Aruda’s resignation was not due to any disagreement on any matter relating to the operations, policies, or practices of the Company.

On March 21, 2016, Mr. Aruda signed an agreement to waive all of his unpaid salary and expenses to date in the amount of $8,000. This debt has been written off and recorded as debt forgiveness on the statement of operations.

The Company has notes payable to Direct Capital Group of $61,000 and $2,335,935 as of December 31, 2016 and March 31, 2016, respectively (see Note 5).  During the nine months ended December 31, 2016 and 2015, the Company accrued debt to Direct Capital Group of $0 and $720,000 which was converted into convertible debt.  Direct Capital Group has made payments on the Company’s behalf.  On October 1, Direct Capital Group, Inc. agreed to forgive debt of $4,404 and as a result, the Company owes Direct Capital Group $58,403 and $72,807 as of December 31, 2016 and March 31, 2016, respectively.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

9. PREFERRED STOCK

On January 25, 2011, the Company filed an amendment to its Nevada Certificate of Designation to create two classes of Preferred Stock, Series A and Series B, with a par value of $0.001.

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

On August 3, 2016, pursuant to the Asset Purchase Agreement dated March 9, 2016, the Company issued 698,324 shares of Preferred Series A stock in equal amounts of 174,581 shares each to Robert Stillwaugh, Mike Schatz, Gary Tilden and Donna Marie Murtaugh, at a price of $1.79 per share, which resulted in a reduction of $1,250,000 to other short term related party liabilities.

As of December 31, 2016, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares were authorized, of which 2,217,824 Series A shares were issued and outstanding, (1,519,500 shares as of March 31, 2016) and 1,000 Series B shares were issued and outstanding (1,000 shares as of March 31, 2016).

On January 3, 2017, the Company filed a Certificate of Amendment with the State of Nevada revising the rights and preferences of our Series A Preferred Shares.  Series A Preferred Stock shall be convertible into common shares at the rate of the closing market price on the day of the conversion notice equal to the dollar amount of the value of the Series A Share, and shall have no voting rights on corporate matters, unless and until they convert their Series A Shares into Common Shares, at which time they will have the same voting rights as all Common Shareholders have; their consent shall not be required for taking any corporate action.

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

On August 3, 2016, pursuant to the Asset Purchase Agreement dated March 9, 2016, the Company issued 136,363,636 shares of common stock in equal amounts of 34,090,909 shares each to Robert Stillwaugh, Mike Schatz, Gary Tilden and Donna Marie Murtaugh, at a price of $0.011 per share, which resulted in a reduction of $1,500,000 to other short term related party liabilities.

On August 29, 2016, the Company filed a Certificate of Amendment to reduce the amount of authorized common shares to 163,000,000 shares, par value of $0.00001.

On November 14, 2016, the Company filed a Certificate of Amendment to increase the number of authorized common shares to 1,500,000,000 with a par value of $0.00001.

On November 16, 2016, pursuant to the Asset Purchase Agreement dated March 9, 2016, the Company issued 350,000,000 shares of common stock in equal amounts of 87,500,000 shares each to Robert Stillwaugh, Mike Schatz, Gary Tilden and Donna Marie Murtaugh, at a price of $0.011 per share.  On December 5, 2016, Donna Murtaugh entered into a Cancellation of Issued Shares Agreement with the Company, whereby she has agreed to the cancellation of those 87,500,000 Shares and to defer payment to her under the Asset Purchase Agreement and the Amended Asset Purchase Agreement.  The stock issued resulted in a reduction of other short term related party liabilities of $288,750.

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)
On November 17, 2016, pursuant to the Claims Settlement Agreement dated November 15, 2016, the Company issued 8,000,000 shares of common stock to Rockwell Capital Partners, Inc. at $0.003 per share.

On November 22, 2016, pursuant to the Investor Relations Agreement dated November 22, 2016, the Company issued 600,000 shares of common stock to Uptick Newswire, LLC at $0.0025 per share.

On December 8, 2016, the Company filed a Certificate of Amendment to increase the number of authorized common shares to 3,000,000,000 with a par value of $0.00001.

During the nine months ended December 31, 2016, the holders of convertible notes converted a total of $281,724 of principal and interest into 86,663,782 shares of our common stock.

As of December 31, 2016, 3,000,000,000 common shares, par value $0.00001, were authorized (7,500,000,000 shares as of March 31, 2016), of which 495,745,819 shares were issued and outstanding (1,615,696 shares as of March 31, 2016).

11. INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	December 31,
	2016	2015
Operating profit (loss) for the nine months ended December 31	$(6,964,951)	$(2,539,244)
Average statutory tax rate	34%	34%
Expected income tax provisions	(2,368,083)	(863,343)
Unrecognized tax gains (losses)	(2,368,083)	(863,343)
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $23,087,118 for tax purposes which will expire in 2026 if not utilized beforehand.

12. COMMITMENTS

On June 27, 2016, the Company entered into a Consulting Agreement with Channel Sales & Consulting, LLC (“Channel”).  The Company has agreed to pay Channel $3,000 per month for the first two months, and $4,000 per month thereafter.  Channel will also be paid a 10% commission on all gross sales generated through a licensed dealer and 30% commission on non-licensed dealers.  Channel will receive a signing bonus of $100,000 to be issued in restricted common stock at fair market value, to be issued to Channel or the entity of their choice.  If within the first twelve months of the Agreement, Channel generates gross sales above $2,000,000, the Company will pay an additional 5% commission on gross sales, either in cash or restricted common stock.

On September 1, 2016, the Company entered in to a Consulting Agreement with Daybreak Communications, LLC (“Daybreak”).  The Company has agreed to pay Daybreak $7,500 per month for the months of September and October 2016.

On November 22, 2016, the Company entered into a 90-day Agreement with Uptick Newswire, LLC (“Uptick”), to provide Investor Relation services.  The Company has agreed to pay Uptick $1,500 per month for services rendered, for a total of $4,500 under the terms of the agreement. Uptick received 600,000 shares of restricted stock. Further, Uptick has modified the agreement so that no bonus shares would be eligible for any services rendered.

13. SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ending December 31, 2016 the Company had the following non-cash investing and financing activities:

-	Exchanged oil and gas properties for debt valued at $1,685,842
-	Issued common stock for note payable conversions valued at $281,724, reducing notes payable by $277,292 and reducing accrued interest by $4,432
-	Increased additional paid in capital and decreased derivative liability by $1,178,468 for conversions
-	Increased debt discount and increased derivative liability by $42,138 to record derivative liabilities at the inception of new notes
-	Reclassified $10,000 from notes payable to due to related party
-	Issued common stock and preferred stock to extinguish short term related party liabilities of $3,038,750
-	Increased notes payable and decreased additional paid in capital for $23,090
-	Reclassified $46,886 of accrued interest to notes payable

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)
14. SUBSEQUENT EVENTS

On January 3, 2017, the Company filed a Certificate of Amendment with the State of Nevada revising the rights and preferences of our Series A Preferred Shares.  Series A Preferred Stock shall be convertible into common shares at the rate of the closing market price on the day of the conversion notice equal to the dollar amount of the value of the Series A Share, and shall have no voting rights on corporate matters, unless and until they convert their Series A Shares into Common Shares, at which time they will have the same voting rights as all Common Shareholders have; their consent shall not be required for taking any corporate action.

On January 19, 2017, the Company entered into a Securities Purchase Agreement with Tri-Bridge Ventures, LLC, whereas Tri-Bridge Ventures, LLC agrees to purchase up to $5,000,000.00 of the Company’s common stock, $0.00001 par value per share, upon the terms and conditions set forth in the Agreement and pursuant to the filing of a Form S-1 Registration.

On January 19, 2017, the Company entered into a Convertible Promissory Note with Tri-Bridge Ventures, LLC in the sum of $150,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 19, 2017.

On January 19, 2017, the Company entered into a Convertible Promissory Note with Tri-Bridge Ventures, LLC in the sum of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 19, 2017.

On January 26, 2017, the Company filed a Certificate of Amendment with the State of Nevada in order to increase the amount of authorized shares of Common Stock.  The number of authorized common stock the Company shall have the authority to issue is 7,000,000,000; par value $0.00001 per share.

Subsequent to December 31, 2016, holders of convertible notes converted a total of $60,250 of principal into 213,000,000 shares of our common stock.

On February 15, 2017, the Company and Direct Capital Group, Inc. agreed to forgive the related party amount of $58,403 owed to Direct Capital Group, Inc., for expenses Direct Capital Group, Inc. incurred while the Company was Grid Petroleum Corp.

On February 15, 2017, the Company determined that the related party receivable amounts totaling $16,653 are uncollectible and have agreed to forgive said amounts.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2016	March 31, 2016
Current Assets	$231,039	$207,082
Current Liabilities	4,732,021	10,214,754
Working Capital (Deficit)	$(4,500,982)	$(10,007,672)

Cash Flows

	December 31,
	2016	2015
Cash Flows (used in) Operating Activities	$(241,795)	$(2,022,819)
Cash Flows provided by Investing Activities	33,208	-
Cash Flows provided by Financing Activities	214,702	2,022,858
Net Increase in Cash During Period	$6,115	$39

Results for the Three months Ended December 31, 2016 Compared to the Three months Ended December 31, 2015

Operating Revenues

The Company’s revenues for the three months ended December 31, 2016 and December 31, 2015 were $5,905 and $0, respectively.  The increase is due to new product sales.

Cost of Revenues

The Company’s cost of revenues for the three months ended December 31, 2016 and December 31, 2015 were $(3,400) and $0, respectively.  Raw materials purchased in prior quarters were re-classified as finished goods inventory, resulting in negative cost of goods sold for the three month period ending December 31, 2016.

Gross Profit (Loss)

The Company’s gross profit for the three months ended December 31, 2016 and December 31, 2015 was $9,305 and $0, respectively.

Operating Expenses

Operating expenses for the three months ended December 31, 2016, and December 31, 2015, were $640,943 and $262,602, respectively.  Operating expenses consisted primarily of professional fees, salaries, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase is general and administrative expenses.

Net Loss from Operations

The Company’s net loss from operations for the three month periods ended December 31, 2016 and 2015 was $631,638 and $262,602 respectively.  The increased loss is due to an increase in operating expenses.

Other Income (Expense):

Other income (expense) for the three month periods ended December 31, 2016 and 2015 were $(42,255) and $(1,006,415) respectively.  Other income (expense) consists of change of fair value on derivative valuation and interest expense and debt forgiveness.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  The decreased expense is due to a gain in the fair value of derivative liabilities.

Net Profit (Loss)

Net profit (loss) for the three month periods ended December 31, 2016 and 2015, was $(673,893) and $(1,269,017) respectively.  The decreased loss is due to the sales revenue and a gain in the fair value of derivative liabilities.

Results for the Nine months Ended December 31, 2016 Compared to the Nine months Ended December 31, 2015

Operating Revenues

The Company’s revenues for the nine months ended December 31, 2016 and December 31, 2015 were $69,617 and $0, respectively.  The increase is due to new product sales.

Cost of Revenues

The Company’s cost of revenues for the nine months ended December 31, 2016 and December 31, 2015 were $37,786 and $0, respectively.  The increase is due to the purchase of raw materials.

Gross Profit

The Company’s gross profit for the nine months ended December 31, 2016 and December 31, 2015 was $31,831 and $0 respectively.

Operating Expenses

Operating expenses for the nine months ended December 31, 2016, and December 31, 2015, were $1,747,610 and $772,897, respectively.  Operating expenses consisted primarily of consulting fees, management fees, office expenses, amortization expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase is general and administrative expenses.

Net Loss from Operations

The Company’s net loss from operations for the nine month periods ended December 31, 2016 and 2015 was $1,715,799 and $772,897 respectively.  The increased loss is due to an increase in operating expenses.

Other Income (Expense):

Other income (expense) for the nine month periods ended December 31, 2016 and 2015 were $(5,265,824) and $(1,766,347) respectively.  Other income (expense) consists of change of fair value on derivative valuation and interest expense, debt forgiveness and loss on sale of property.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  The increased loss is due to the loss on the sale of mineral property of $5,340,824.

Net Profit (Loss)

Net profit (loss) for the nine month periods ended December 31, 2016 and 2015, was $(6,981,603) and $(2,539,244) respectively.  The increased loss is due to the increase in operating expenses and the loss on the sale of the mineral property.

Liquidity and Capital Resources

As of December 31, 2016, the Company had a cash balance and asset total of $8,341 and $5,292,936 respectively, compared with $2,226 and $13,222,712 of cash and total assets, respectively, as of March 31, 2016. The decrease in assets was due to the sale of the mineral property asset and normal operating activities.

As of December 31, 2016, the Company had total liabilities of $4,765,229 compared with $10,214,754 as of March 31, 2016. The decrease in total liabilities was primarily attributed to the cancellation of promissory notes.

The overall working capital increased from $(10,007,672) deficit at March 31, 2016 to $(4,500,982) at December 31, 2016.

Cash Flow from Operating Activities

During the nine months ended December 31, 2016, cash used in operating activities was $(241,795) compared to $(2,022,819) for the nine months ended December 31, 2015.

Cash Flow from Investing Activities

During the nine months ended December 31, 2016 cash used in investing activities was $33,208 compared to $0 for the nine months ended December 31, 2015.

Cash Flow from Financing Activities

During the nine months ended December 31, 2016, cash provided by financing activity was $214,702 compared to $2,022,858 for the nine months ended December 31, 2015.

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

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and noted no pronouncements that would have a material impact on its results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2016, that was filed with the SEC on June 29, 2016, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 16, 2016, the Company issued 87,500,000 common shares to each of the Beneficial Shareholders, for a total of 350,000,000 shares.  On December 19, 2016, the Company retired 87,500,000 common shares issued to one of the Beneficial Shareholders.

On November 17, 2016, the Company issued 8,000,000 common shares to Rockwell Capital Partners, Inc., pursuant to Section 3(a)(10) of the Securities Act as a settlement fee.

On November 22, 2016, the Company issued 600,000 common shares to Uptick Newswire, LLC, pursuant to a Consulting Agreement.

On November 30, 2016, the holder of a convertible note converted a total of $8,000 of principal into 10,000,000 shares of our common stock.

On December 7, 2016, the holder of a convertible note converted a total of $6,000 of principal into 10,000,000 shares of our common stock.

On December 13, 2016, the holder of a convertible note converted a total of $4,800 of principal into 12,000,000 shares of our common stock.

On December 21, 2016, the holder of a convertible note converted a total of $6,000 of principal into 15,000,000 shares of our common stock.

On December 28, 2016, the holder of a convertible note converted a total of $6,000 of principal into 15,000,000 shares of our common stock.

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

2. Subsequent Issuances:

On January 3, 2017, the holder of a convertible note converted a total of $7,000 of principal into 20,000,000 shares of our common stock.

On January 5, 2017, the holder of a convertible note converted a total of $7,500 of principal into 25,000,000 shares of our common stock.

On January 5, 2017, the holder of a convertible note converted a total of $10,000 of principal into 25,000,000 shares of our common stock.

On January 11, 2017, the holder of a convertible note converted a total of $6,250 of principal into 25,000,000 shares of our common stock.

On January 19, 2017, the holder of a convertible note converted a total of $6,250 of principal into 25,000,000 shares of our common stock.

On January 25, 2017, the holder of a convertible note converted a total of $7,000 of principal into 28,000,000 shares of our common stock.

On January 27, 2017, the holder of a convertible note converted a total of $8,000 of principal into 32,000,000 shares of our common stock.

On February 2, 2017, the holder of a convertible note converted a total of $8,250 of principal into 33,000,000 shares of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBSEQUENT EVENTS

On January 3, 2017, the Company filed a Certificate of Amendment with the State of Nevada revising the rights and preferences of our Series A Preferred Shares.  Series A Preferred Stock shall be convertible into common shares at the rate of the closing market price on the day of the conversion notice equal to the dollar amount of the value of the Series A Share, and shall have no voting rights on corporate matters, unless and until they convert their Series A Shares into Common Shares, at which time they will have the same voting rights as all Common Shareholders have; their consent shall not be required for taking any corporate action.

On January 19, 2017, the Company entered into a Securities Purchase Agreement with Tri-Bridge Ventures, LLC, whereas Tri-Bridge Ventures, LLC agrees to purchase up to $5,000,000.00 of the Company’s common stock, $0.00001 par value per share, upon the terms and conditions set forth in the Agreement and pursuant to the filing of a Form S-1 Registration.

On January 19, 2017, the Company entered into a Convertible Promissory Note with Tri-Bridge Ventures, LLC in the sum of $150,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 19, 2017.

On January 19, 2017, the Company entered into a Convertible Promissory Note with Tri-Bridge Ventures, LLC in the sum of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 19, 2017.

On January 23, 2017, pursuant to an Order entered by the Pubic Company Accounting Oversight Board (“PCAOB”) on December 20, 2016, and correspondence received by the Company on December 29, 2016, from the Securities and Exchange Commission informing us of the revocation of registration of the Registrant’s auditor, John Scrudato, CPA, as well as the revocation of registration of Mr. Scrudato’s firm, Scrudato & Company, PA, the Company entered into an engagement agreement with a new PCAOB auditor, Jayme L. McWidener, CPA, of MAC Accounting Group, LLP.

On January 26, 2017, the Company filed a Certificate of Amendment with the State of Nevada in order to increase the amount of authorized shares of Common Stock.  The number of authorized common stock the Company shall have the authority to issue is 7,000,000,000; par value $0.00001 per share.

Subsequent to December 31, 2016, holders of convertible notes converted a total of $60,250 of principal into 213,000,000 shares of our common stock.

On February 15, 2017, the Company and Direct Capital Group, Inc. agreed to forgive the related party amount of $58,403 owed to Direct Capital Group, Inc., for expenses Direct Capital Group, Inc. incurred while the Company was Grid Petroleum Corp.

On February 15, 2017, the Company determined that the related party receivable amounts totaling $16,653 are uncollectible and have agreed to forgive said amounts.

ITEM 5. OTHER INFORMATION

On November 9, 2016, the Company entered into a convertible promissory note with EMA Financial, LLC, in the amount of $35,000.  The note is unsecured, bears interest of 10% per annum, and matures on November 9, 2017.

On November 15, 2016, the Company entered into a Settlement Agreement with Rockwell Capital Partners, wherein Rockwell agreed to purchase a number of outstanding debts, in the total amount of $81,952.13, pursuant to a Claims Purchase Agreement and an order of the Court, following a Fairness Hearing under Section 3(a)(10) of the Securities Act of 1933 (the “Act”). Pursuant to the Order of the Court, Shares of Common Stock were issued to Rockwell in exchange of the debt, and pursuant to the Order. On November 16, 2016, an Order was entered by the Twelfth Judicial Circuit Court in and for Manatee County, Florida, approving the Settlement Agreement and Stipulation regarding the sale of Shares under Section 3(a)(1) of the Act.

On December 16, 2016, the Company entered into a convertible promissory note with Auctus Fund, LLC, in the amount of $46,750.  The note is unsecured, bears interest of 10% per annum, and matures on September 16, 2017.

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

SIMLATUS CORP.
Dated: February 21, 2017	/s/ Gary Tilden
Gary Tilden
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)