Form 10-K
period 2017-03-31
Simlatus Corp
filed 2017-10-25
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

                                               FORM 10-K
______________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended March 31, 2017

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number 000-53276

    SIMLATUS CORPORATION
                (Exact name of registrant as specified in its charter)

Nevada	175 Joerschke Drive, Ste. A Grass Valley, CA 95945	20-2675800
(State or other jurisdiction of Incorporation)	(Address of principal executive offices)	(IRS Employer Identification Number)

(530) 205-3437
(Registrant's Telephone Number)

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
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [  ] No [X]

On September 30, 2016, the last business day of the registrants most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $523,015, based upon the closing price on that date of the Common Stock of the registrant of $0.0199.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

As of October 11, 2017, there were 4,263,499,851 shares of the registrant's $0.00001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "Simlatus", "we", "us", "our" and "our company" refer to Simlatus Corporation, unless otherwise indicated.
EXPLANATORY NOTE
Overview of Restatement
In this Annual Report on Form 10-K, Simlatus Corporation:
(a) restates its Balance Sheets as of March 31, 2016 and the related Statements of Operations and Statements of Cash Flows for the fiscal year ended March 31, 2016;
(b) amends its Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") as it relates to the fiscal year ended March 31, 2016;
Background on the Restatement

Pursuant to an order entered by the Public Company Accounting Oversight Board ("PCAOB"), entered on December 20, 2016, and correspondence received by the Company, from the Securities and Exchange Commission, on December 29, 2016, the Company was informed that the registration of the Company's auditor, John Scrudato, CPA, as well as the registration of Mr. Scrudato's firm, Scrudato & Company, PA was revoked.

The Company entered into an engagement agreement with Debra L Lindaman of DLL CPAS, LLC to act as the Company's Auditor, on January 5, 2017, and shortly thereafter, the Company was informed by Ms. Lindaman that she would have to terminate the engagement due to staff shortage in her office.

Both the revocation of Mr. Scrudato's registration and the engagement of Debra L Lindaman were disclosed in a Form 8-K, which the Company filed on January 5, 2017.

On January 23, 2017, the Company engaged MAC ACCOUNTING GROUP, LLC as its independent public account firm.

As previously disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on June 26, 2017, the board of directors of the Company, based on the recommendation of the audit committee and in consultation with management, concluded that, because of errors identified in the Company's previously issued financial statements for the fiscal year ended March 31, 2016 and the first three quarters of fiscal 2017, the Company would restate its previously issued financial statements, including the quarterly data for fiscal year 2017 and its selected financial data for the relevant periods.

During the auditing of the year-end for March 31, 2017, and for a re-audit of the year-end March 31, 2016 (due to the revocation of the registration of John Scrudato and his firm, Scrudato & Company), MAC Accounting Group, LLC found several discrepancies in the 2016 year-end financial statements, as well as the subsequent following three quarters.

The Company's Form 10-K Financial Statement for the fiscal year end March 31, 2016, and the Form 10-Q's for the subsequent three quarters, ending on June 30, 2016, September 30, 2016, and December 31, 2016, contained incorrect information.
Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company's previously released financial statements for these periods and any earnings releases or other communications relating to these periods. Quarterly reports for fiscal 2018 will include restated results for the corresponding interim periods of fiscal 2017. All amounts in this Annual Report on Form10-K affected by the restatement adjustments reflect such amounts as restated.

The financial statements for the year ending March 31, 2016, filed with the SEC on June 29, 2016 in Form 10-K, contained errors and omissions related to the asset acquisition on March 9, 2016.  The transaction should have been treated as a reverse acquisition and capital transaction in substance, rather than an asset acquisition.  Therefore, the accounting acquirer, RJM & Associates, LLC, and its operation should have been accounted for and presented in the financial statements as of March 31, 2016.  Furthermore, in was determined that the Company's convertible debt instruments should have been captured at fair value on the acquisition date of March 9, 2016.  In addition to the errors resulting from the incorrect accounting for the acquisition, the March 31, 2016 financial statements were also restated to correct errors in the accounting for (1) the cancellation or forgiveness of debt, (2) the conversions of debt into common stock, and (3) for derivative liability valuations.  Accordingly, the balance sheets, statements of operations, statement of stockholders' equity (deficit) and statement of cash flows for the period ended March 31, 2016, have been restated to correct these errors and omission.
The restated financial statements correct the following errors to the Balance Sheet:
Cash Adjustments:
•	A bank account for RJM & Associates with a balance of $2,127 was not accounted for during the year ending March 31, 2016.
Accounts Receivable and Accounts Payable Adjustments:
•	Certain receivables in the amount of $1,695 and payables in the amount of $27,008 for RJM & Associates were not accounted for during the year ending March 31, 2016.
Inventory Adjustments:
•
The Company conducted a physical inventory and determined they did not have any finished goods on hand.  During the audit, management agreed that while there was potential for the inventory value to be realized, it was not likely, considering the Company was not making efforts to find new customers to sell the old outdated technology to, and current customers were only interested in certain items (items sold in 2017).   Accordingly, the Company determined to conservatively allow for the slow-moving items that had little to no movement during the years ended March 31, 2017 and 2016.

Oil and Gas Property and Acquired Intangible Asset Adjustments:
•
It was concluded that the exchange of the oil and gas asset for convertible debt was part of the Company's acquisition transaction with RJM & Associates. Therefore, the oil and gas lease and Direct Capital convertible debt were not assets and liabilities that were exchanged in the acquisition, and those assets and liabilities were excluded from the Company's books as of March 9, 2016, as if the exchange occurred in conjunction with the acquisition transaction instead of 2 months after.

•
The intangible asset recorded as part of the Company's acquisition transaction with RJM & Associates was removed when the Company changed the accounting to record the recapitalization of the Company rather than record an asset acquisition.

Related Party Receivables and Payables Adjustments:
•	The due from related party receivable was deemed uncollectible and written off prior to the acquisition.
•	As stated above, the liabilities to the Company's related parties were part of the acquisition transaction, and therefore, those liabilities were removed from the Company's books as of March 9, 2016.
Accrued Wages and Shareholder Loans Adjustments:
•
A recalculation of James Powell's wages from his appointment to management and the Board of Directors to his resignation resulted in an overstatement of $11,625. No interest is being accrued, so the amount due will not change until he is paid or the amount is settled.

•	Accrued wages and interest for officers and employees from March 10, 2016 to March 31, 2016, were not previously accounted for as of March 31, 2016.

Notes Payable and Derivative Liability Adjustments:
•
As noted above, it was concluded that the exchange of the oil and gas asset for convertible debt was part of the Company's acquisition transaction with RJM & Associates. Therefore, the Direct Capital convertible notes were not liabilities that were exchanged in the business combination, and those liabilities were removed from the Company's books as of March 9, 2016, as if the exchange occurred in conjunction with the acquisition transaction instead of 2 months after. There were some Direct Capital notes left on the books as of March 9, 2016 due to the notes being transferred to other note holders or converted to equity after March 9, 2016.

•
Certain note holders thought to have cancelled or forgiven remaining balances were found to be incorrect, and therefore should not have been written off of the Company's books.   The notes have been added back to the financial statements and the appropriate accrued interest and derivative liabilities accounted for as of March 31, 2016.

•	Due to the removal of Direct Capital note and the addition of notes deemed not to be cancelled, the Company overstated notes payable, net of discount of $1,576,326 and accrued interest of $179,940.
•	The Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and concluded that the derivative liabilities were understated by $1,949,210.
Long Term Debt Adjustments:
•	Loans extended to RJM & Associates by Frank Trapp were not accounted for during the year ending March 31, 2016. As of March 31, 2016, the loan balance was $21,208.
Accumulated Other Comprehensive Loss and Deficit Accumulated During Development Stage Adjustments:
•	The Company concluded that the equity amounts were impacted by the acquisition transaction with RJM & Associates and therefore were adjusted as of March 9, 2016.
•	There were errors in the accounting for the conversions of debt into common stock, therefore adjustments were made to correct the errors, which affected the equity accounts.
The restated financial statements correct the following errors to the Statement of Operations:
Revenue and Cost of Materials Adjustments:
•
The Company understated income by $45,081 and cost of materials by $30,561, resulting in a gross profit of $14,520 for the year ended March 31, 2016.   This was due to the Company omitting revenue and cost of sales generated by RJM & Associates.

Operating Expense Adjustments:
•
G&A expenses, management fees, and professional fees were overstated by $508,708, $110,000, and $349,273, respectively, and salaries and wages were understated by $450,185.  This was a result of the Company presenting the operating expenses of SIML for a full year ending March 31, 2016 after accounting for the acquisition transaction as an asset acquisition.  The Company should have accounted for the acquisition as a reverse recapitalization and presented the operating expenses of RJM & Associates for the full year ending March 31, 2016 plus the SIML operating expenses for the period from acquisition of March 9, 2016 through March 31, 2016.  Therefore, adjustments were made to correct this error.

Other Income and Expense Adjustments:
•
The loss on derivative liability valuation was understated by $3,322,724, interest expense was overstated by $1,216,099, and debt forgiveness was understated by $4,319,053.  These misstatements were due to the following: (1) the Company captured the amounts for SIML for a full year ending March 31, 2016, based on asset acquisition accounting, instead of capturing SIML transactions from the acquisition date of March 9, 2016 through March 31, 2016, based on the reverse recapitalization accounting, (2) the Company incorrectly recorded debt and its related interest and derivative amounts that were cancelled, forgiven, or exchanged, (3) the Company incorrectly recorded stock issued for debt transactions.

•	Loss on obsolete inventory was understated by $11,901 due to results of physical inventory conducted after the March 31, 2016 10-K filing date.
•	Interest income was understated by $86 due to RJM & Associates bank activity not included on financial statements.
•	Taxes paid was understated by $800 due to payment made by RMJ & Associates that was not accounted for on the previously reported financial statements.

The net effects of these corrections are noted below by line item for each financial statement that is impacted.

	As Previously
	Reported		As Restated
Balance Sheet	March 31, 2016	Adjustments	March 31, 2016
Assets
Cash	$2,226	$2,127	$4,353
Accounts receivable	-	1,695	1,695
Inventory, net	204,856	(144,918)	59,938
Due from related party	16,653	(16,653)	-
Oil & gas properties, net	7,026,666	(7,026,666)	-
Deposit on intangible asset, net	5,972,311	(5,972,311)	-
Total Assets	$13,222,712	$(13,156,726)	$65,986

Liabilities
Accounts payable	$22,215	$27,008	$49,223
Accrued wages	162,500	16,868	179,368
Derivative liabilities	995,645	1,949,210	2,944,855
Due to related party	72,807	(72,807)	-
Convertible notes payable, net of discount	2,337,859	(1,576,326)	761,533
Convertible notes payable, interest	373,728	(179,940)	193,788
Notes payable	-	21,208	21,208
Related party liabilities	6,250,000	-	6,250,000
Total Liabilities	$10,214,754	$185,221	$10,399,975

Shareholders' Equity
Preferred stock, Series A	$1,520	$-	$1,520
Preferred stock, Series B	1	-	1
Common stock	16	-	16
Additional paid in capital	19,248,293	(29,061,812)	(9,813,519)
Accumulated other comprehensive loss	4,144	(4,144)	-
Accumulated deficit during the development stage	(123,849)	123,849	-
Accumulated deficit	(16,122,167)	15,600,160	(522,007)
Total Stockholders' Equity	$3,007,958	$(13,341,947)	$(10,333,989)

	As Previously
	Reported		As Restated
Statement of Operations	March 31, 2016	Adjustments	March 31, 2016
Sales	$-	$45,081	$45,081
Cost of materials	-	(30,561)	(30,561)
G&A expenses	(557,118)	508,807	(48,311)
Management fees	(110,000)	110,000	-
Professional fees	(364,711)	349,273	(15,438)
Salaries and wages	-	(450,185)	(450,185)
Loss on derivative liability valuation	(94,605)	(3,322,724)	(3,417,329)
Gain on settlement of debt	419,284	4,319,053	4,738,337
Interest expenses	(2,198,284)	1,216,099	(982,185)
Loss on obsolete inventory	-	(11,901)	(11,901)
Other income	-	86	86
Income tax expense	-	(800)	(800)
Net Loss	$(2,905,434)	$2,732,227	$(173,206)

Net loss per common share	$(0.0074)		$(2.1277)

	As Previously
	Reported		As Restated
Statement of Cash Flows	March 31, 2016	Adjustments	March 31, 2016
Cash flows from operating activities:
Net profit (loss)	$(2,905,434)	$2,732,228	$(173,206)
Amortization of convertible debt discount	233,633	156,367	390,000
Depreciation and amortization	72,833	(72,833)	-
New derivatives recorded as loan fees	-	532,459	532,459
Loss on derivative liability valuation	152,269	3,265,060	3,417,329
Gain on settlement of debt	-	(4,738,337)	(4,738,337)
Loss on obsolete inventory	-	11,901	11,901
Accounts receivable	-	14,280	14,280
Inventory	(204,856)	198,978	(5,878)
Decrease in due from related party	195	(195)	-
Accounts payable	16,993	2,918	19,911
Accrued liabilities	6,250,000	(6,254,162)	(4,162)
Accrued wages	-	498,198	498,198
Accrued interest	225,891	(216,875)	9,016
Net cash provided (used) by operating activities	3,841,524	(3,870,013)	(28,489)

Cash flows from investing activities:
Deposit on intangible asset	(6,045,144)	6,045,144	-
Net cash provided (used) by investing activities	(6,045,144)	6,045,144	-

Cash flows from financing activities:
Proceeds from notes payable	-	25,000	25,000
Payments on notes payable	-	(8,400)	(8,400)
Proceeds from convertible notes payable	696,734	(696,734)	-
Proceeds from (payments to) related parties, net	30,919	(39,940)	(9,021)
Bank overdraft	(39)	39	-
Proceeds from stockholders' loans	(345,959)	345,959	-
Issuance of preferred stock	201	(201)	-
Issuance of common stock	1,823,990	(1,823,990)	-
Net cash provided (used) by financing activities	2,205,846	(2,198,267)	7,579

Net decrease in cash	2,226	(23,136)	(20,910)
Cash, beginning of year	-	25,263	25,263
Cash, end of year	$2,226	$2,127	$4,353

PART I

ITEM 1.  BUSINESS

General Overview

Simlatus manufactures, in their facility and through various suppliers, its own product line of commercial audio and video systems that offer advanced applications used within the commercial and government broadcast industry and other industries where such applications are required. The Company products are sold through a global distribution network of established audio/video equipment retailers that have been selling the Simlatus products for approximately 18 years.

Simlatus Corporation ("SIML" or "Company") was incorporated in the State of Nevada under the name Sunberta Resources Inc. on November 15, 2006, as a mining and exploration of mineral claims business.  On November 18, 2009, the Company changed its name to Grid Petroleum Corp. and continued with the mining and exploration of mineral claims operations, exploring mining claims in Alberta, Canada, Vancouver Island, British Columbia, England and the United States.

On March 9, 2016, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with RJM and Associates, LLC, a California limited liability company ("RJM") whereby RJM's owners became the directors of the Company and were to be issued $6,250,000 worth of the Company's stock; $5,000,000 of Restricted Common Stock 90 days from the date of this agreement and $1,250,000 of Preferred Series-A Shares of the Company's Preferred Stock.  On the same date the entire management of RJM became the entire management of the Company.

RJM was incorporated in the State of California on June 11, 2014 for the purpose of operating a broadcast equipment production business.

The Company's transaction with RJM has been treated as a reverse recapitalization of the Company, with the Company (the legal acquirer of RJM) considered the accounting acquiree, and RJM, whose management took control of the Company (the legal acquiree of the Company) considered the accounting acquirer. The Company did not recognize goodwill or any intangible assets in connection with the transaction. All costs related to the transaction are being charged to operations as incurred. The $6,250,000 worth of shares of Company stock, to be issued in conjunction with the transaction, was presented as a liability until such time that the shares were issued and the liability reduced. The historical financial statements include the operations of the accounting acquirer for all periods presented.

On March 25, 2016, the Company approved a name change to Simlatus Corporation, stock symbol SIML, which was executed on April 4, 2016. The new name change better describes the Company's new business and new revenues in selling commercial broadcast equipment on a global basis. Simlatus Corporation develops, manufactures, markets and owns proprietary advanced broadcast equipment and software and sells this audio and video broadcast equipment worldwide. These systems have been sold worldwide over the past 15 years including some of the major broadcast companies.

The Company currently sells approximately 55 different audio/video products, and is preparing to market its newest audio/video product referred to as SyncPal™. In addition to the Company's traditional line of audio/video products, it has commenced the research & development of its Immersive Broadcast System, referred to as the Simlatus-IBS™. The Simlatus-IBS™ will include commercial augmented reality and virtual reality applications for studio engineers. These applications, both hardware and software, will allow the customer to control and manage the studio audio/video systems from anywhere in the world. These products are being developed to serve a market segment that is presently being strongly embraced by consumers and is forecasted, by some of the most widely recognized tech companies in the world, as becoming a multi-billion-dollar market in the very near future. The Market Analysis and IP Portfolio will include new patents specifically developed for these products and owned by the Company.

Competition and Marketing

The Company has performed an in-depth investigation and analysis of our competition and determines this as one of the most important components of our comprehensive market analysis. This allows us to assess our competitor's strengths and weaknesses in our marketplace and implement effective strategies to improve our competitive advantage. The Company has identified our competition to determine and weigh our attributes, assess our strengths and weaknesses, and uncover our objectives and strategies in our market segment. Key factors contributing to market growth is adoption of HDTV and entertainment distribution via the Internet. The Company has begun to focus new product development in digital and analog/digital conversion solutions to better satisfy changing market demand. Immersive technologies with augmented reality and virtual reality await the near future for the Broadcast Industry. Simlatus has access to top professionals in Immersive Technology and is now designing their new Immersive Broadcast Studio (IBS).

The global broadcast switcher market is expected to reach $2B by 2020, as compared to the broadcast switcher market in 2013 of $1.28B. The CAGR growth of 6.7% will occur from 2014 to 2020, whereas augmented reality devices which combine virtual objects with the real world through high-tech glasses, are forecast to become a $120 billion business by 2020. New media channels and automation will substantially drive market growth over the next 5 years, and Simlatus has initiated its B2B and B4B platform with its domestic and international distribution.

We have determined that a business marketing a product similar to, or as a substitute for, our own product in the same geographic area is a direct competitor. Firms offering dissimilar or substitute products in relation to our products or services are considered indirect competitors. Indirect competition would exist between the manufacturing of commercial broadcast equipment selling to the same customers. To achieve and maintain a competitive advantage in reaching and selling to our target market, our management has gained a thorough knowledge of our competition. An in-depth competitive analysis has provided the company with understanding of how our existing and potential customers rate the competition, a positive identification of our competitor's strengths and weaknesses, and a mechanism to develop effective competitive strategies in our target market.

Our competitors are a part of a concentrated market where only a handful of competitors exist. We have identified approximately 22 competitors in our industry. Our top 3 competitors are Ensemble Designs, Inc., Thomson Video Networks, Inc., and Ericcson A.B. The company currently manufacturers a product for Ensemble Designs, Inc.

The basis in which our company is able to compete is based upon the price point and quality that we provide to our end-user. We have 25 distributors providing global sales of all of our 55 products. Simlatus offers a wide range of broadcast products including switchers, controllers, protection switches, HD and Analog Routers, Audio Distribution and our SoundPal family of audio/video signaling products. Our newest product being SyncPal.

Our competitors are profitable, and the industry is expanding into augmented/virtual audio-video products. Our product line and Ensemble Designs, Inc. have been in business for approximately 20 years. The attributes that the majority of customers request is pricing and support. Simlatus and all of our competition provide warranty and repair services for all products. Our current customers include Fox News, DirecTV, Warner Bros. and a variety of government based buyers for military and government locations.

We provide an informative website for all of our products, company information and distribution. We provide various testimonial statements from major customers. We further advertise in trade journals and through our distribution websites. Each of our products includes a complete manual and specifications data sheet.

Our Sales Force staff has more access to competitive information than anyone else in our organization. Customers often show our salespeople sales literature, contracts, price quotes, and other information from competitors. It is our responsibility to obtain customers to discuss problems they have with a competitor's product. Customers will also reveal our competition's product benefits, strengths, and customer service programs. We instruct our sales force to ask for copies of any competitive literature if and when that's possible. All sales staff maintains a record of all competitive information they discover and devote a regular portion of each sales meeting to a discussion of the competition. Our other employees working in other areas of the company also become exposed to competitive information.

In regards to our Trade Associations, Simlatus compiles and has access to published industry statistics and reports regarding industry news and leaders through trade association magazines and newsletters. Most trade associations also sponsor trade shows and other professional meetings. This is an opportunity for our company to experience first-hand what our competition is producing. It also provides the opportunity to discover new players who may soon become our competition.

We interview our customers, suppliers, and industry experts about our competition's product and service periodically. Once we've gathered all of the competitive data we analyze the data to determine product information, market share, marketing strategies, and to identify our competition's strengths and weaknesses. We rely on our sales staff and customer feedback what product features and benefits are most important to our customers and potential customers. A product's or services competitive position is largely determined by how well it is differentiated from our competition and by its price.

Our products have been sold for approximately 20 years and our sales strategy provides the company an advantage with our existing dealers & customers, existing product line, existing Broadcast users, Manufacturing Processes, Experienced Personnel, Professional Management, and Quality Product Reputation. Simlatus is positioned with current sales of their commercial broadcasting support systems, and is now structuring the R&D virtual/augmented reality products to develop a strategic technology roadmap which will enable the company to expand into high-growth digital television and over-the-top (OTT) markets. These products are being developed for Simlatus' existing consumers and newer markets. Further, Simlatus understands market trends, including worldwide movement towards high speed, IP software solutions. Simlatus will continue to focus on driving adoption of upgraded technology and the company's R&D focus will be on programs to out-pace competition.

Employees

As of the date of this filing, the Company has 4 employees. In addition, the Company contracts 14 engineering consultants and engages 8 suppliers for product development and manufacturing.

ITEM 1A. RISK FACTORS

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

We have generated small revenues since our inception and we will continue to incur operating expenses with revenues. We have generated losses since inception, have limited business operations, and have had cash and cash equivalents in the amount of $1,330 as of March 31, 2017. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our audited financial statements. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company. Through its reverse acquisition on March 9, 2016 the Company began its new business selling commercial broadcast equipment and is currently focusing on the revenue growth of its digital media and broadcast product lines.

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

Our future performance depends upon our ability to manage and grow our existing product revenues, and develop new products and distribution channels.  If we are not able to develop these products economically, we may not be able to achieve and maintain profitable operating results.  No assurance can be given that we will be able to develop these products on acceptable terms.

We have experienced significant operating losses in the past and there can be no assurance that we can maintain profitability in the future.

We have reported a net loss of $5,983,832 for the year ended March 31, 2017, and we have an accumulated deficit through March 31, 2017 of $6,505,839.  Without continued management and new development of our existing broadcast products, any investment in our Company could become devalued or worthless.

We have substantial indebtedness.  The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at March 31, 2017 was $10,890,103, which was comprised of a variety of short-term borrowings related to our business operations; accrued unpaid wages; trade payables; and Convertible Notes.  The level of indebtedness we have affects our operations in a number of ways.  We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations.  This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

To execute our business plan, we will need to develop current projects and expand our operations requiring significant capital expenditures which we may be unable to fund.

Our business plan contemplates the development of our current products and the expansion of our business by identifying, acquiring, and developing new products and distribution channels.  We plan to rely on existing revenues and external sources of financing to meet the capital requirements associated with these activities.  We may obtain any additional funding we need through debt and equity markets.  There is no assurance that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.

We may lose key management personnel which could endanger the future success of our operations.

Our Chairman, COO, President and Chief Executive Officer are the driving force behind our core business of broadcast equipment products currently being sold worldwide. The loss of these individuals could adversely affect our business.  If any of these individuals dies, becomes disabled or voluntarily terminates employment with us, there is no assurance that a suitable or comparable substitute will be found.

The market price of our Common Stock could be volatile, which may cause the investment value of our stock to decline.

Our Common Stock is quoted on the over-the-counter ("OTC") market under the symbol SIML.

The OTC market is characterized by low trading volume.  Because of this limited liquidity, shareholders may be unable to sell their shares at or above the cost of their purchase prices.  The trading price of our shares has experienced wide fluctuations and these shares may be subject to similar fluctuations in the future.

The trading price of our Common Stock may be affected by a number of factors including events described in these risk factors, as well as our operating results, financial condition, and other events or factors.

In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations.  In a volatile market, we may experience wide fluctuations in the market price of our Common Stock.  These fluctuations may have a negative effect on the market price of our Common Stock.

Pursuant to SEC rules our Common Stock is classified as a "penny stock" increasing the risk of investment in these shares.

Our Common Stock is designated as a "penny stock" and thus may be more illiquid than shares traded on an exchange or on NASDAQ.  Penny stocks generally are any non-NASDAQ or non-exchange listed equity securities with a price of less than $5.00, subject to certain exceptions.

The "penny stock" reporting and disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these rules.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell these shares.

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

Our authorized capital stock consists of 7,000,000,000 shares of Common Stock, 10,000,000 shares of Series A Preferred Stock and 10,000,000 shares of Series B Preferred Stock.  As of March 31, 2017, there were 1,099,588,289 shares of Common Stock, 2,213,154 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock outstanding.

Historically we have issued, and likely will continue to issue, additional shares of our Common Stock in connection with the compensation of personnel, future acquisitions, private-placements, and possible equity swaps for debt or for other business purposes.  Future issuances of substantial amounts of these equity securities could have a material adverse effect on the market price of our Common Stock, and would result in further dilution of the ownership interests of our existing shareholders.

We may seek to raise additional funds in the future through debt financing which may impose operational restrictions and may further dilute existing ownership interests.

We expect to seek to raise additional capital in the future to help fund our acquisition, development, and production of broadcast equipment products, new products and new distribution channels. Subsequent debt financing, if available, may require restrictive covenants, which may limit our operating flexibility.  Future debt financing may also involve debt instruments that are convertible into or exercisable for Common Stock.  The conversion of the debt to equity financing may dilute the equity position of our existing shareholders.

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

ITEM 4.  MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted on the OTC Markets since October 17, 2007 trading under the symbol "SBRT". On January 15, 2008, our symbol was changed to "SBTR" and on December 15, 2009, our symbol was changed to "GRPR" to reflect our Company's name change. On April 21, 2016, our symbol was changed to "SIML" to reflect our Company's name change to Simlatus Corporation.  Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCQB for the period from April 1, 2016 through March 31, 2017, and April 1, 2015 through March 31, 2016, based on our fiscal year end March 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017 - High	0.5	0.1	0.0235	0.0015
2017 - Low	0.01	0.001	0.0007	0.0002
2016 - High	0.0001	0.08	0.019	0.0001
2016 - Low	0.000001	0.000001	0.000001	0.00001

Record Holders

As of March 31, 2017, there were 1,099,588,289 shares of the registrant's $0.00001 par value common stock issued and outstanding, which were held by 26 shareholders of record.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

We have no compensation plans under which our equity securities are authorized for issuance.

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent Sales of Unregistered Securities

As a result of the reverse recapitalization transaction on March 9, 2016, the Company recorded the issuance of 1,024,496 shares of common stock.

From March 9, 2016 through March 31, 2016, the holders of convertible notes converted a total of $30,310 of principal and interest into 591,200 shares of common stock.  The common stock was valued at $59,120 based on the market price of the Company's stock on the date of conversion.  The issuance extinguished $59,106 worth of derivative liabilities and $30,296 was recorded as a gain on settlement of debt.

On August 3, 2016, pursuant to the Asset Purchase Agreement dated March 9, 2016, the Company issued 136,363,636 shares of common stock in equal amounts of 34,090,909 shares each to Robert Stillwaugh, Mike Schatz, Gary Tilden and Donna Marie Murtaugh, at a price of $0.011 per share, which resulted in a reduction of $1,500,000 to related party liabilities.  The shares were valued at $2,045,455 based on the market price of the Company's common stock on the date of issuance and $545,455 was recorded as a loss on settlement of debt.

On November 16, 2016, pursuant to the Asset Purchase Agreement dated March 9, 2016, the Company issued 350,000,000 shares of common stock in equal amounts of 87,500,000 shares each to Robert Stillwaugh, Mike Schatz, Gary Tilden and Donna Marie Murtaugh, at a price of $0.027 per share.  On December 5, 2016, Donna Murtaugh entered into a Cancellation of Issued Shares Agreement with the Company, whereby she has agreed to the cancellation of those 87,500,000 Shares and to defer payment to her under the Asset Purchase Agreement and the Amended Asset Purchase Agreement.  The stock issued and not cancelled were valued at $918,750 based on the market price of the Company's common stock on the date of issuance and resulted in a reduction of related party liabilities of $708,750 and a loss on settlement of debt of $210,000.

During the year ended March 31, 2017, the holders of convertible notes converted a total of $414,883 of principal and interest into 588,708,957 shares of common stock. The common stock was valued at $1,241,752 based on the market price of the Company's stock on the date of conversion.  The issuance extinguished $1,044,930 worth of derivative liabilities, $19,063 of debt discount, and $198,998 was recorded as a gain on settlement of debt.

During the year ended March 31, 2017 the Company issued 68,600,000 shares of common stock for services valued at $51,720, based on the market price of the Company's common stock on the date of issuance.

On March 20, 2017, 41,800,000 common shares were issued in exchange for 4,670 shares of Series A preferred shares.

Recent issuances of unregistered securities subsequent to our fiscal year ended of March 31, 2017

During the three months ended June 30, 2107, convertible note holders converted a total of $156,336 of principal and $4,500 in note fees into 3,013,670,147 shares of common stock.

On April 28, 2017, the Company issued 80,000,000 common shares for services.

On May 1, 2017, 4,312 shares of Series A preferred shares were converted to 38,600,000 common shares.

On June 1, 2017, Gary Tilden agreed to convert all of his outstanding salary, unpaid expenses and $778,750 owed in common stock pursuant to the APA agreement, to Preferred Series A Stock. The Company issued 536,351 shares of Preferred Series A stock to satisfy $960,069 of debt owed to Mr. Tilden.

On June 19, 2017, 8,476 shares of Series A preferred shares were converted to 153,232,324 common shares.

On August 21, 2017, 121,590,090 shares of common shares and 250 shares of Series B preferred shares issued to Gary Tilden were retired.

On August 21, 2017, 747,208 shares of Series A preferred shared were issued to Gary Tilden.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results for the Year Ended March 31, 2017 Compared to the Year Ended March 31, 2016

Revenues:

The Company's revenues were $68,955 for the year ended March 31, 2017 compared to $45,081 for the year ended March 31, 2016.   The increase in revenue was due to an increase in customer orders.

Cost of Materials:

The Company's cost of materials was $52,203 for the year ended March 31, 2017, compared to $30,561 for the year ended March 31, 2016.   The increase was due to the purchase of additional materials required to fulfill customer orders as sales increased.

Operating Expenses:

Operating expenses consisted primarily of professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the year ended March 31, 2017, and March 31, 2016, were $827,176 and $513,934, respectively.  The increase was primarily attributable to an increase in G&A expenses and professional fees.  During the year ended March 31, 2017 the Company increased their office space, increased promotional activities, and incurred additional costs to meet SEC reporting requirements.

Other Income (Expense):

Other income (expense) for the year ended March 31, 2017, and March 31, 2016, was $(5,173,408) and $327,008, respectively.  Other income (expense) consisted of debt forgiveness, gain or loss on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.   The increase primarily resulted from the fluctuation of the Company's stock price which impacted the valuation of the derivative liabilities as well as the interest expense incurred on the convertible debt.

Net Loss:

Net loss for the year ended March 31, 2017, was $5,983,832 compared with a net loss of $173,206 for the year ended March 31, 2016.  The increased net loss can be explained by the increase in operating expenses, the increase in the interest expense, and the smaller gain on settlement of debt in the year ended March 31, 2017 when compared to the prior year, as explained above.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	March 31, 2017 $	March 31, 2016 $
Current Assets	79,959	65,986
Current Liabilities	10,890,103	10,378,767
Working Capital (Deficit)	(10,810,144)	(10,399,975)

The overall working capital (deficit) increased from $(10,399,975) at March 31, 2016 to $(10,810,144) at March 31, 2017.

	March 31, 2017 $	March 31, 2016 $
Cash Flows from (used in) Operating Activities	(208,598)	(28,489)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	205,575	7,579
Net Increase (decrease) in Cash During Period	(3,023)	(20,910)

During the year ended March 31, 2017, cash used in operating activities was $(208,598) compared to $(28,489) for the year ended March 31, 2016.   The increase in the cash used in operating activities primarily resulted from the larger net loss during the year ended March 31, 2017.

During the year ended March 31, 2017 cash used in investing activities was $0 compared to $0 for the year ended March 31, 2016.

During the year ended March 31, 2017, cash from financing activity was $205,575 compared to $7,579 for the year ended March 31, 2016.   The increase in cash from financing activity primarily resulted from an increase in the proceeds from convertible debt and related parties during the year ended March 31, 2017.

As of March 31, 2017, the Company had a cash balance and asset total of $1,330 and $79,959 respectively, compared with $4,353 and $65,986 of cash and total assets, respectively, as of March 31, 2016. The increase in assets was due to an increase in inventory and prepaid expenses.

As of March 31, 2017, the Company had total liabilities of $10,890,103 compared with $10,399,975 as of March 31, 2016. The increase in total liabilities was primarily attributed to the to a loss in the fair value of derivative liabilities.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of March 31, 2017, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (ASC Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company's financial statements.

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact on its consolidated financial statements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SIMLATUS CORPORATION

Index to the Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
Simlatus Corporation
Grass Valley, California

We have audited the accompanying balance sheets of Simlatus Corporation as of March 31, 2017 and 2016, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simlatus Corporation as of March 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the financial statements, the 2016 financial statements have been restated to correct errors and omissions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced losses from operations since inception, has limited business operations, and has total liabilities in excess of total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Mac Accounting Group, LLP
Midvale, Utah
October 25, 2017

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
BALANCE SHEETS

	March 31,	March 31,
	2017	2016
ASSETS		(Restated)
Current Assets
Cash	$1,330	$4,353
Accounts receivable	-	1,695
Inventory, net	68,629	59,938
Prepaid expenses	10,000	-
Total Current Assets	79,959	65,986

TOTAL ASSETS	$79,959	$65,986

LIABILITIES
Current Liabilities:
Accounts payable	$83,839	$49,223
Accrued wages	656,326	179,368
Derivative liabilities	5,316,130	2,944,855
Convertible notes payable, net of discount	776,777	761,533
Convertible notes payable, interest	1,215,519	193,788
Notes payable	-	21,208
Related party liabilities	2,841,512	6,250,000
Total Current Liabilities	10,890,103	10,399,975

Total Liabilities	10,890,103	10,399,975

Commitments and contingencies	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, $0.001 par value 20,000,000 shares authorized
Series A: 10,000,000 shares authorized
2,213,154 shares issued and outstanding at March 31, 2017	2,213	1,520
1,519,500 shares issued and outstanding at March 31, 2016
Series B: 10,000,000 shares authorized	1	1
1,000 shares issued and outstanding at March 31, 2017
1,000 shares issued and outstanding at March 31, 2016
Common stock, $0.00001 par value 7,000,000,000 authorized	10,996	16
1,099,588,289 shares issued and outstanding at March 31, 2017
1,615,696 shares issued and outstanding at March 31, 2016
Additional paid in capital	(4,317,515)	(9,813,519)
Accumulated deficit	(6,505,839)	(522,007)
Total Shareholders' Deficit	(10,810,144)	(10,333,989)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$79,959	$65,986

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
STATEMENT OF OPERATIONS

	Years ended
	March 31,
	2017	2016
		(Restated)
Sales	$68,955	$45,081
Cost of materials	52,203	30,561
Gross profit	16,752	14,520

Operating expenses:
G&A expenses	193,410	48,311
Professional fees	183,767	15,438
Salaries and wages	449,999	450,185
Total operating expenses	827,176	513,934

Loss from operations	(810,424)	(499,414)

Other income (expense):
Loss on derivative liability valuation	(3,952,365)	(3,417,329)
Gain on settlement of debt	1,302,334	4,738,337
Interest expenses	(2,523,389)	(982,185)
Loss on obsolete inventory	-	(11,901)
Other income	12	86
Total other income (expense)	(5,173,408)	327,008

Net loss before income taxes	(5,983,832)	(172,406)
Income tax expense	-	(800)
Net loss	$(5,983,832)	$(173,206)

Weighted average number of common shares outstanding, basic and diluted	298,467,717	81,407
Net loss per common share, basic and diluted	$(0.0200)	$(2.1277)

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
STATEMENT OF SHAREHOLDERS' DEFICIT
YEARS ENDED MARCH 31, 2017 AND 2016

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance for March 31, 2015 (Restated)	-	$-	-	$-	-	$-	$-	$(348,801)	$(348,801)
Members contribution of capital (Restated)	-	-	-	-	-	-	904,478	(904,478)	-
Acquisition of company (Restated)	1,319,500	1,320	1,000	1	1,024,496	10	(11,135,370)	904,478	(10,229,561)
Preferred stock issued for debt (Restated)	200,000	200	-	-	-	-	358,259	-	358,459
Conversion of notes payable to common stock (Restated)	-	-	-	-	591,200	6	59,114	-	59,120
Net loss (Restated)	-	-	-	-	-	-	-	(173,206)	(173,206)
Balance as of March 31, 2016 (Restated)	1,519,500	1,520	1,000	1	1,615,696	16	(9,813,519)	(522,007)	(10,333,989)

Conversion of notes payable to common stock	-	-	-	-	588,708,957	5,887	1,235,865	-	1,241,752
Preferred stock issued for debt	698,324	698	-	-	-	-	1,249,302	-	1,250,000
Common stock issued for debt	-	-	-	-	398,863,636	3,989	2,960,216	-	2,964,205
Common stock issued for services	-	-	-	-	68,600,000	686	51,034	-	51,720
Preferred stock converted to common stock	(4,670)	(5)	-	-	41,800,000	418	(413)	-	-
Net loss	-	-	-	-	-	-	-	(5,983,832)	(5,983,832)
Balance as of March 31, 2017	2,213,154	$2,213	1,000	$1	1,099,588,289	$10,996	$(4,317,515)	$(6,505,839)	$(10,810,144)

SIMLATUS CORP.
(FORMERLY KNOWN AS GRID PETROLEUM CORP.)
STATEMENTS OF CASH FLOWS

	Years ended
	March 31,
	2017	2016
		(Restated)
Increase (decrease) in cash:
Cash flows from operating activities:
Net loss	$(5,983,832)	$(173,206)
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of convertible debt discount	525,079	390,000
New derivatives recorded as loan fees	688,844	532,459
Common stock issued for services	51,720	-
Loss on derivative liability valuation	3,952,365	3,417,329
Gain on settlement of debt	(1,302,334)	(4,738,337)
Loss on obsolete inventory	-	11,901
Decrease (increase) in operating assets:
Accounts receivable	1,695	14,280
Inventory	(8,692)	(5,878)
Prepaid expenses	(10,000)	-
Increase (decrease) in operating liabilities:
Accounts payable	162,151	19,911
Accrued liabilities	-	(4,162)
Accrued wages	476,957	498,198
Accrued interest	1,237,449	9,016
Net cash used in operating activities	(208,598)	(28,489)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	15,000	25,000
Payments on notes payable	(5,687)	(8,400)
Proceeds from convertible notes payable	146,000	-
Proceeds from (payments to) related parties, net	50,262	(9,021)
Net cash provided by financing activities	205,575	7,579

Net decrease in cash	(3,023)	(20,910)

Cash, beginning of year	4,353	25,263
Cash, end of year	$1,330	$4,353

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$800
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Simlatus Corporation ("SIML" or "Company") was incorporated in the State of Nevada under the name Sunberta Resources Inc. on November 15, 2006, as a mining and exploration of mineral claims business.  On November 18, 2009, the Company changed its name to Grid Petroleum Corp. and continued with the mining and exploration of mineral claims operations, exploring mining claims in Alberta, Canada, Vancouver Island, British Columbia, England and the United States.

On March 9, 2016, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with RJM and Associates, LLC, a California limited liability company ("RJM") whereby RJM's owners became the directors of the Company and were to be issued $6,250,000 worth of the Company's stock; $5,000,000 of Restricted Common Stock 90 days from the date of this agreement and $1,250,000 of Preferred Series-A Shares of the Company's Preferred Stock (the "Acquisition").  On the same date, the entire management of RJM became the entire management of the Company.

RJM was incorporated in the State of California on June 11, 2014 for the purpose of operating a broadcast equipment production business.

The Company's transaction with RJM has been treated as a reverse recapitalization of the Company, with the Company (the legal acquirer of RJM) considered the accounting acquiree, and RJM, whose management took control of the Company (the legal acquiree of the Company) considered the accounting acquirer. The Company did not recognize goodwill or any intangible assets in connection with the transaction. All costs related to the transaction are being charged to operations as incurred. The $6,250,000 worth of shares of Company stock, to be issued in conjunction with the transaction, was presented as a liability until such time that the shares were issued and the liability reduced. The historical financial statements include the operations of the accounting acquirer for all periods presented.

On March 25, 2016, the Company approved a name change to Simlatus Corporation, stock symbol SIML, which was executed on April 4, 2016. The new name change better describes the Company's new business and new revenues in selling commercial broadcast equipment on a global basis. Simlatus Corporation develops, manufactures, markets, and owns proprietary advanced broadcast equipment and software and sells this audio and video broadcast equipment worldwide. These systems have been sold worldwide over the past 15 years including some of the major broadcast companies.

The Company currently sells approximately 55 different audio/video products, and is preparing to market its newest audio/video product referred to as SyncPal™. In addition to the Company's traditional line of audio/video products, it has commenced the research & development of its Immersive Broadcast System, referred to as the Simlatus-IBS™. The Simlatus-IBS™ will include commercial augmented reality and virtual reality applications for studio engineers. These applications, both hardware and software, will allow the customer to control and manage the studio audio/video systems from anywhere in the world. These products are being developed to serve a market segment that is presently being strongly embraced by consumers and is forecasted, by some of the most widely recognized tech companies in the world, as becoming a multi-billion-dollar market in the very near future. The Market Analysis and IP Portfolio will include new patents specifically developed for these products and owned by the Company.

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  As of March 31, 2017 and 2016 the Company had no cash equivalents.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  The Company's revenues to date consist of the sale of audio and video broadcasting products.

Accounts Receivable and Uncollectible Receivables

Accounts Receivable are recorded at the invoiced amount to the customer and do not bear interest.  The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates associated risks by actively pursuing past due accounts.  Receivables that are over 180 days past due are deemed uncollectible and are written off to the statement of operations.  During the years ended March 31, 2017 and 2016 no receivables were written off as uncollectible.

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on July 22, 2016 (see Note 10).  Diluted earnings (loss) per share is equal to the basic per share for the years ended March 31, 2017 and 2016. Common stock equivalents are not included in the loss per share since they are anti-dilutive.  All per share amounts have been adjusted for the reverse stock split.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of March 31, 2017 and 2016, the Company recorded an allowance for obsolete inventory of $125,329 and $125,886, respectively, and recorded $0 and $11,901, respectively, as a loss on obsolete inventory. As of March 31, 2017 and 2016, the Company's inventories consist only of raw materials and supplies rather than finished goods.

Fair Value of Financial Instruments

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

Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	March 31, 2017	March 31, 2016
	Level	Fair Value	Fair Value
Derivative Liability	3	$5,316,130	$2,944,855
Total Financial Liabilities		$5,316,130	$2,944,855

In management's opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.  As of March 31, 2017 and 2016, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

Income Taxes

The Company records deferred taxes in accordance with FASB ASC No. 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is "more likely-than-not" that a deferred tax asset will not be realized.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (ASC Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company's financial statements.

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact on its consolidated financial statements.

2. GOING CONCERN

These financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced substantial losses since its inception, has limited business operations, and has total liabilities in excess of total assets, which raises substantial doubt about the Company's ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

The Company does not have sufficient cash to fund its desired research and development objectives for its augmented/virtual reality product development for the next 12 months. The Company has arranged financing and intends to utilize the cash received to fund the research and development project. This financing may be insufficient to fund expenditures or other cash requirements required to complete the product design for the augmented/virtual reality markets. There can be no assurance the Company will be successful in completing any new product development. The Company plans to seek additional financing if necessary in private or public equity offering(s) to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company's business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

These financial statements do not give effect to adjustments to the amounts and classification to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3.  REVERSE ACQUISITION

On March 9, 2016, the Company closed the Acquisition pursuant to the Asset Purchase Agreement with RJM whereby RJM's owners became the directors of the Company and were to be issued $6,250,000 worth of the Company's stock; $5,000,000 of Restricted Common Stock 90 days from the date of this agreement and $1,250,000 of Preferred Series-A Shares of the Company's Preferred Stock.  On the same date, the entire management of RJM became the entire management of the Company.

As control transferred to the former owners of RJM and the operations of RJM became the operations of the Company, the transaction was accounted for as a reverse acquisition with a shell company, or a reverse recapitalization. As RJM is deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the balance sheet for the continuing entity at their historical carrying values and these financial statements are presented as a continuation of RJM.

The SIML assets, liabilities and results of operations have been included in these financial statements from March 9, 2016, the date of the Acquisition, and the SIML assets acquired and SIML liabilities assumed as of the date of Acquisition were as follows:

Assets acquired	$-

Liabilities assumed:
Accounts payable	(28,592)
Accrued wages	(509,334)
Accrued interest payable	(219,180)
Convertible notes payable	(789,560)
Derivative liabilities	(3,337,374)

Net liabilities assumed	$(4,884,040)

The table below presents the pro forma revenue and net loss for the year ended March 31, 2016, assuming the asset acquisition had occurred on April 1, 2015, pursuant to ASC 805-10-50. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the asset acquisition occurred on this date nor does it purport to predict the results of operations for future periods.

Year Ended March 31, 2016
(Unaudited)
Revenue	$45,081
Cost of materials	(30,560)
Operating expenses	(580,411)
Other income (expenses)	(500,843)
Net loss	$(1,066,733)

Amounts presented above include the elimination of $880,000 of operating expenses and $974,954 of other expenses that were associated with SIML's transactions with Direct Capital Group.

4.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements for the year ending March 31, 2016, filed with the SEC on June 29, 2016 in Form 10-K, contained errors and omissions related to the asset acquisition on March 9, 2016.  The transaction should have been treated as a reverse acquisition and capital transaction in substance, rather than an asset acquisition.  Therefore, the accounting acquirer, RJM & Associates, LLC, and its operation should have been accounted for and presented in the financial statements as of March 31, 2016.  Furthermore, it was determined that the Company's convertible debt instruments should have been captured at fair value on the acquisition date of March 9, 2016.  In addition to the errors resulting from the incorrect accounting for the acquisition, the March 31, 2016 financial statements were also restated to correct errors in the accounting for (1) the cancellation or forgiveness of debt, (2) the conversions of debt into common stock, and (3) for derivative liability valuations.  Accordingly, the balance sheets, statements of operations, statement of stockholders' deficit and statement of cash flows for the period ended March 31, 2016, have been restated to correct these errors and omission.

The restated financial statements correct the following errors to the Balance Sheet:
Cash Adjustments:
•	A bank account for RJM & Associates with a balance of $2,127 was not accounted for during the year ending March 31, 2016.
Accounts Receivable and Accounts Payable Adjustments:
•	Certain receivables in the amount of $1,695 and payables in the amount of $27,008 for RJM & Associates were not accounted for during the year ending March 31, 2016.
Inventory Adjustments:
•
The Company conducted a physical inventory and determined they did not have any finished goods on hand.  During the audit, management agreed that while there was potential for the inventory value to be realized, it was not likely, considering the Company was not making efforts to find new customers to sell the old outdated technology to, and current customers were only interested in certain items (items sold in 2017).   Accordingly, the Company determined to conservatively allow for the slow-moving items that had little to no movement during the years ended March 31, 2017 and 2016.

Oil and Gas Property and Acquired Intangible Asset Adjustments:
•
It was concluded that the exchange of the oil and gas asset for convertible debt was part of the Company's acquisition transaction with RJM & Associates. Therefore, the oil and gas lease and Direct Capital convertible debt were not assets and liabilities that were exchanged in the acquisition, and those assets and liabilities were excluded from the Company's books as of March 9, 2016, as if the exchange occurred in conjunction with the acquisition transaction instead of 2 months after.

•
The intangible asset recorded as part of the Company's acquisition transaction with RJM & Associates was removed when the Company changed the accounting to record the recapitalization of the Company rather than record an asset acquisition.

Related Party Receivables and Payables Adjustments:
•	The due from related party receivable was deemed uncollectible and written off prior to the acquisition.
•	As stated above, the liabilities to the Company's related parties were part of the acquisition transaction, and therefore, those liabilities were removed from the Company's books as of March 9, 2016.
Accrued Wages and Shareholder Loans Adjustments:
•
A recalculation of James Powell's wages from his appointment to management and the Board of Directors to his resignation resulted in an overstatement of $11,625. No interest is being accrued, so the amount due will not change until he is paid or the amount is settled.

•	Accrued wages and interest for officers and employees from March 10, 2016 to March 31, 2016, were not previously accounted for as of March 31, 2016.
Notes Payable and Derivative Liability Adjustments:
•
As noted above, it was concluded that the exchange of the oil and gas asset for convertible debt was part of the Company's acquisition transaction with RJM & Associates. Therefore, the Direct Capital convertible notes were not liabilities that were exchanged in the business combination, and those liabilities were removed from the Company's books as of March 9, 2016, as if the exchange occurred in conjunction with the acquisition transaction instead of 2 months after. There were some Direct Capital notes left on the books as of March 9, 2016 due to the notes being transferred to other note holders or converted to equity after March 9, 2016.

•
Certain note holders thought to have cancelled or forgiven remaining balances were found to be incorrect, and therefore should not have been written off of the Company's books.   The notes have been added back to the financial statements and the appropriate accrued interest and derivative liabilities accounted for as of March 31, 2016.

•	Due to the removal of Direct Capital note and the addition of notes deemed not to be cancelled, the Company overstated notes payable, net of discount of $1,576,326 and accrued interest of $179,940.

•	The Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and concluded that the derivative liabilities were understated by $1,949,210.
Long Term Debt Adjustments:
•	Loans extended to RJM & Associates by Frank Trapp were not accounted for during the year ending March 31, 2016. As of March 31, 2016, the loan balance was $21,208.
Accumulated Other Comprehensive Loss and Deficit Accumulated During Development Stage Adjustments:
•	The Company concluded that the equity amounts were impacted by the acquisition transaction with RJM & Associates and therefore were adjusted as of March 9, 2016.
•	There were errors in the accounting for the conversions of debt into common stock, therefore adjustments were made to correct the errors, which affected the equity accounts.
The restated financial statements correct the following errors to the Statement of Operations:
Revenue and Cost of Materials Adjustments:
•
The Company understated income by $45,081 and cost of materials by $30,561, resulting in a gross profit of $14,520 for the year ended March 31, 2016.   This was due to the Company omitting revenue and cost of sales generated by RJM & Associates.

Operating Expense Adjustments:
•
G&A expenses, management fees, and professional fees were overstated by $508,708, $110,000, and $349,273, respectively, and salaries and wages were understated by $450,185.  This was a result of the Company presenting the operating expenses of SIML for a full year ending March 31, 2016 after accounting for the acquisition transaction as an asset acquisition.  The Company should have accounted for the acquisition as a reverse recapitalization and presented the operating expenses of RJM & Associates for the full year ending March 31, 2016 plus the SIML operating expenses for the period from acquisition of March 9, 2016 through March 31, 2016.  Therefore, adjustments were made to correct this error.

Other Income and Expense Adjustments:
•
The loss on derivative liability valuation was understated by $3,322,724, interest expense was overstated by $1,216,099, and debt forgiveness was understated by $4,319,053.  These misstatements were due to the following: (1) the Company captured the amounts for SIML for a full year ending March 31, 2016, based on asset acquisition accounting, instead of capturing SIML transactions from the acquisition date of March 9, 2016 through March 31, 2016, based on the reverse recapitalization accounting, (2) the Company incorrectly recorded debt and its related interest and derivative amounts that were cancelled, forgiven, or exchanged, (3) the Company incorrectly recorded stock issued for debt transactions.

•	Loss on obsolete inventory was understated by $11,901 due to results of physical inventory conducted after the March 31, 2016 10-K filing date.
•	Interest income was understated by $86 due to RJM & Associates bank activity not included on financial statements.
•	Taxes paid was understated by $800 due to payment made by RMJ & Associates that was not accounted for on the previously reported financial statements.

The net effects of these corrections are noted below by line item for each financial statement that is impacted.

	As Previously
	Reported		As Restated
Balance Sheet	March 31, 2016	Adjustments	March 31, 2016
Assets
Cash	$2,226	$2,127	$4,353
Accounts receivable	-	1,695	1,695
Inventory, net	204,856	(144,918)	59,938
Due from related party	16,653	(16,653)	-
Oil & gas properties, net	7,026,666	(7,026,666)	-
Deposit on intangible asset, net	5,972,311	(5,972,311)	-
Total Assets	$13,222,712	$(13,156,726)	$65,986

Liabilities
Accounts payable	$22,215	$27,008	$49,223
Accrued wages	162,500	16,868	179,368
Derivative liabilities	995,645	1,949,210	2,944,855
Due to related party	72,807	(72,807)	-
Convertible notes payable, net of discount	2,337,859	(1,576,326)	761,533
Convertible notes payable, interest	373,728	(179,940)	193,788
Notes payable	-	21,208	21,208
Related party liabilities	6,250,000	-	6,250,000
Total Liabilities	$10,214,754	$185,221	$10,399,975

Shareholders' Equity
Preferred stock, Series A	$1,520	$-	$1,520
Preferred stock, Series B	1	-	1
Common stock	16	-	16
Additional paid in capital	19,248,293	(29,061,812)	(9,813,519)
Accumulated other comprehensive loss	4,144	(4,144)	-
Accumulated deficit during the development stage	(123,849)	123,849	-
Accumulated deficit	(16,122,167)	15,600,160	(522,007)
Total Stockholders' Equity	$3,007,958	$(13,341,947)	$(10,333,989)

	As Previously
	Reported		As Restated
Statement of Operations	March 31, 2016	Adjustments	March 31, 2016
Sales	$-	$45,081	$45,081
Cost of materials	-	(30,561)	(30,561)
G&A expenses	(557,118)	508,807	(48,311)
Management fees	(110,000)	110,000	-
Professional fees	(364,711)	349,273	(15,438)
Salaries and wages	-	(450,185)	(450,185)
Loss on derivative liability valuation	(94,605)	(3,322,724)	(3,417,329)
Gain on settlement of debt	419,284	4,319,053	4,738,337
Interest expenses	(2,198,284)	1,216,099	(982,185)
Loss on obsolete inventory	-	(11,901)	(11,901)
Other income	-	86	86
Income tax expense	-	(800)	(800)
Net Loss	$(2,905,434)	$2,732,227	$(173,206)

Net loss per common share	$(0.0074)		$(2.1277)

	As Previously
	Reported		As Restated
Statement of Cash Flows	March 31, 2016	Adjustments	March 31, 2016
Cash flows from operating activities:
Net profit (loss)	$(2,905,434)	$2,732,228	$(173,206)
Amortization of convertible debt discount	233,633	156,367	390,000
Depreciation and amortization	72,833	(72,833)	-
New derivatives recorded as loan fees	-	532,459	532,459
Loss on derivative liability valuation	152,269	3,265,060	3,417,329
Gain on settlement of debt	-	(4,738,337)	(4,738,337)
Loss on obsolete inventory	-	11,901	11,901
Accounts receivable	-	14,280	14,280
Inventory	(204,856)	198,978	(5,878)
Decrease in due from related party	195	(195)	-
Accounts payable	16,993	2,918	19,911
Accrued liabilities	6,250,000	(6,254,162)	(4,162)
Accrued wages	-	498,198	498,198
Accrued interest	225,891	(216,875)	9,016
Net cash provided (used) by operating activities	3,841,524	(3,870,013)	(28,489)

Cash flows from investing activities:
Deposit on intangible asset	(6,045,144)	6,045,144	-
Net cash provided (used) by investing activities	(6,045,144)	6,045,144	-

Cash flows from financing activities:
Proceeds from notes payable	-	25,000	25,000
Payments on notes payable	-	(8,400)	(8,400)
Proceeds from convertible notes payable	696,734	(696,734)	-
Proceeds from (payments to) related parties, net	30,919	(39,940)	(9,021)
Bank overdraft	(39)	39	-
Proceeds from stockholders' loans	(345,959)	345,959	-
Issuance of preferred stock	201	(201)	-
Issuance of common stock	1,823,990	(1,823,990)	-
Net cash provided (used) by financing activities	2,205,846	(2,198,267)	7,579

Net decrease in cash	2,226	(23,136)	(20,910)
Cash, beginning of year	-	25,263	25,263
Cash, end of year	$2,226	$2,127	$4,353

5.  PREPAID EXPENSES

	March 31,	March 31,
	2017	2016
Prepaid expenses	$10,000	$-

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

As of March 31, 2017, the Company recorded prepaid expenses of $10,000 for legal fees billed in advance for April through August 2017, at $2,000 per month.

6. CONVERTIBLE NOTES PAYABLE

As of March 31, 2017, and March 31, 2016, notes payable were comprised of the following:
	Original	Due	Interest	Conversion	March 31,	March 31,
	Note Date	Date	Rate	Rate	2017	2016
						(Restated)
Anthony Super	3/24/16	4/1/14	12%	Variable	$ -	$ 23,020
ARC Capital Ltd	10/1/15	4/2/15	24%	Variable	11,625	21,625
Asher Enterprises #4	9/16/11	6/20/12	22%	Variable	13,000	13,000
Auctus Fund	12/16/16	9/16/17	10%	Variable	46,750	-
Blackbridge Capital #1	9/30/15	2/28/16	5%	Variable	-	2,000
Blackbridge Capital #2	5/3/16	5/3/17	5%	Variable	80,400	-
Coventry Enterprises #2	3/3/14	3/3/15	24%	Variable	-	2,114
Direct Capital #1	12/31/12	Demand	0%	Variable	-	23,550
Direct Capital #2	10/1/13	4/1/14	12%	Variable	-	87,150
Direct Capital #7	9/30/15	3/31/16	22%	Variable	-	100,000
Direct Capital #26	4/7/16	10/7/16	8%	Variable	25,000	-
Direct Capital #27	5/17/16	11/17/16	8%	Variable	36,000	-
EMA Financial	11/9/16	11/9/17	10%	Variable	35,000	-
GHS Investment #1	10/23/15	7/25/16	22%	Variable	-	12,748
GHS Investment #3	2/7/17	Demand	0%	Variable	98,800	-
GW Holdings	10/13/15	4/1/15	24%	Variable	42,500	46,500
LG Capital Funding	3/3/14	3/3/15	24%	Variable	-	29,000
Microcap Equity	10/15/15	7/30/15	8%	Variable	-	4,180
Rockwell Capital #5	2/28/17	Demand	0%	Variable	19,782	-
Southridge Partners	10/27/15	3/1/14	22%	Variable	15,655	15,655
Special Situations	3/12/12	9/12/12	8%	Variable	-	21,491
Syndication Capital #1	12/31/12	10/10/11	22%	0.01	5,000	5,000
Tide Pool	1/1/15	7/1/15	22%	Variable	348,500	354,500
Tri-Bridge Ventures #1	1/19/17	10/19/17	8%	Variable	25,000	-
Tri-Bridge Ventures #2	1/19/17	10/19/17	8%	Variable	150,000	-
V2IP #2	5/13/16	Demand	6%	Variable	10,000	-
Carl Ambrose	3/23/17	9/1/18	3%	Variable	20,914	-
Frank Trapp	3/23/17	12/31/17	5%	Variable	14,945	-
					998,870	761,533
Debt discount					(222,094)	-
Notes payable, net of discount					$ 776,777	$ 761,533

During the year ending March 31, 2017, the Company received proceeds from new convertible notes of $146,000, reclassified promissory notes of $35,859 into convertible notes payable, reclassified accounts payable of $127,534 into convertible notes payable, and reclassified $198,640 of accrued interest into convertible notes payable. The Company recorded loan fees on new convertible notes of $166,750, which increased the debt discounts recorded on the convertible notes during the year ending March 31, 2017. The Company recorded no payments on their convertible notes, conversions of $410,444 of convertible note principal, a total gain on settlement of $27,001 representing the write-off of convertible note principal, and $19,063 of debt discount write-offs for early debt conversion or extinguishment. Each of the Company's convertible notes have a conversion rate that is variable or a conversion rate with a reset provision. Therefore, the Company has accounted for such conversion features as derivative instruments (see Note 7). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $593,485 during the year ending March 31, 2017. The Company also recorded amortization of $519,078 on their convertible note debt discounts. As of March 31, 2017, the convertible notes payable are convertible into 15,018,976,166 shares of the Company's common stock.

During the year ended March 31, 2016, the Company received proceeds from new convertible notes of $0 and reclassified $30,000 of accrued interest into convertible notes payable. The Company recorded no payments on their convertible notes, conversions of $28,027 of convertible note principal, and a total gain on settlement of $30,000 representing the write-off of convertible note principal. Each of the Company's convertible notes have a conversion rate that is variable or a conversion rate with a reset provision. Therefore, the Company has accounted for such conversion features as derivative instruments (see Note 7). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $390,000 during the period ended March 31, 2016. The Company also recorded amortization of $390,000 on their convertible note debt discounts.

During the year ended March 31, 2017 and 2016, the Company recorded interest expense of $1,238,110 and $8,627, respectively, on its convertible notes payable.  As of March 31, 2017 and 2016, the accrued interest on convertible notes payable was $1,215,519 and $193,788, respectively.

7. DERIVATIVE LIABILITIES

The following table represents the Company's derivative liability activity for the embedded conversion features for the years ended March 31, 2017 and 2016 respectively:

	March 31,	March 31,
	2017	2016
		(Restated)
Balance, beginning of period	$2,944,855	$-
Recognition of derivative liability at asset acquisition	-	3,337,374
Initial recognition of derivative liability	1,282,329	922,458
Conversion of derivative instruments to Common Stock	(1,044,930)	(59,106)
Loss on derivative liability valuation	3,952,365	3,417,329
Gain on settlement of debt	(1,818,489)	(4,673,200)
Balance, end of period	$5,316,130	$2,944,855

Regarding the reverse recapitalization, on March 9, 2016 the Company recorded derivative liabilities of $3,337,374 to capture the fair value of their convertible notes with embedded conversion features.

During the years ended March 31, 2017 and 2016, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $1,282,329 and $922,458, respectively.

During the years ended March 31, 2017 and 2016, in conjunction with convertible notes payable principal and accrued interest being converted into common stock of the Company, derivative liabilities were reduced by $1,044,930 and $59,106, respectively.

For the years ended March 31, 2017 and 2016, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a loss on the derivative liability valuation of $3,952,365 and $3,417,329, respectively.

During the years ended March 31, 2017 and 2016, the Company recognized gains of $1,818,489 and $4,673,200, respectively, due to the settlement of debt, on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date.  During the year ended March 31, 2016 the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate 0.21% - 0.52%, (2) term of 0.32 years - 0.5 years, (3) expected stock volatility of 288% - 1132%, (4) expected dividend rate of 0%, (5) common stock price of $0.10, and (6) exercise price of $0.01 - $0.07.  During the year ended March 31, 2017 the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate 0.23% - 0.99%, (2) term of 0.12 years - 1.44 years, (3) expected stock volatility of 184.75% - 1374.41%, (4) expected dividend rate of 0%, (5) common stock price of $0.003 - $0.30, and (6) exercise price of $0.0001 - $0.0816.

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized in earnings until such time as the instruments are exercised, converted or expire.

8. RELATED PARTY TRANSACTIONS

In conjunction with the reverse recapitalization transaction on March 9, 2016 (see Note 3), the Company recorded amounts due to related parties of $6,250,00, which represented shares that were owed to members of management.  During the year ended March 31, 2017 the Company issued 698,324 Series A Preferred shares and 398,863,636 common shares to reduce the liability by $3,458,750, resulting in a remaining liability of $2,791,250 as of March 31, 2017.

The Company is periodically advanced noninterest bearing operating funds from related parties.  The advances are due on demand and unsecured.  As of March 31, 2017 and 2016 the Company owed related parties $50,262 and $0, respectively.

9. PREFERRED STOCK

On January 25, 2011, the Company filed an amendment to its Nevada Certificate of Designation to create two classes of Preferred Stock, Series A and Series B, with a par value of $0.001.  Each class has 10,000,000 shares authorized.

On July 1, 2015, the Company's Board of Directors authorized the creation of shares of Series B Voting Preferred Stock and on July 27, 2015 a Certificate of Designation was filed with the Nevada Secretary of State.  The holder of the shares of the Series B Voting Preferred Stock has the right to vote those shares of the Series B Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval.  The vote of each share of the Series B Voting Preferred Stock is equal to and counted as 4 times the votes of all of the shares of the Company's (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.

On January 3, 2017, the Company filed an Amendment to Certificate of Designation with the Nevada Secretary of State defining the rights and preferences of the Series A Preferred Shares.  Series A Preferred Stock shall be convertible into common shares at the rate of the closing market price on the day of the conversion notice equal to the dollar amount of the value of the Series A Share, and holders shall have no voting rights on corporate matters, unless and until they convert their Series A Shares into Common Shares, at which time they will have the same voting rights as all Common Shareholders have; their consent shall not be required for taking any corporate action.

As a result of the reverse recapitalization transaction on March 9, 2016 (see Note 3), the Company recorded the issuance of 1,319,500 shares of Series A Preferred Stock and 1,000 shares of Series B Voting Preferred Stock.

On March 21, 2016 a former SIML director and member of SIML management agreed to convert all of his outstanding salary and unpaid expenses to Preferred Series A Stock. The Company issued 200,000 shares of Preferred Series A stock to satisfy $358,459 of debt. The stock is locked-up for 24 months from the date of issuance.

On August 3, 2016, pursuant to the Asset Purchase Agreement dated March 9, 2016, the Company issued 698,324 shares of Preferred Series A stock in equal amounts of 174,581 shares each to Robert Stillwaugh, Mike Schatz, Gary Tilden and Donna Marie Murtaugh, at a price of $1.79 per share.

On March 20, 2017, 4,670 shares of Series A preferred shares were converted to 41,800,000 common shares.

As of March 31, 2017, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares were authorized, of which 2,213,154 Series A shares were issued and outstanding, (1,519,500 shares as of March 31, 2016) and 1,000 Series B shares were issued and outstanding (1,000 shares as of March 31, 2016).

10. COMMON STOCK

On June 15, 2016, the Company approved the authorization of a 1 for 1,000 reverse stock split of the Company's outstanding shares of common stock, which was effective on July 22, 2016.  The financial statements have been retroactively adjusted to take this into account for all periods presented.

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

On January 26, 2017, the Company filed a Certificate of Amendment with the State of Nevada in order to increase the number of authorized shares of Common Stock.  The number of authorized common stock the Company shall have the authority to issue is 7,000,000,000; par value $0.00001 per share.

As a result of the reverse recapitalization transaction on March 9, 2016 (see Note 3), the Company recorded the issuance of 1,024,496 shares of common stock.

From March 9, 2016 through March 31, 2016, the holders of convertible notes converted a total of $30,310 of principal and interest into 591,200 shares of common stock.  The common stock was valued at $59,120 based on the market price of the Company's stock on the date of conversion.  The issuance extinguished $59,106 worth of derivative liabilities and $30,296 was recorded as a gain on settlement of debt.

On August 3, 2016, pursuant to the Asset Purchase Agreement dated March 9, 2016, the Company issued 136,363,636 shares of common stock in equal amounts of 34,090,909 shares each to Robert Stillwaugh, Mike Schatz, Gary Tilden and Donna Marie Murtaugh, at a price of $0.011 per share, which resulted in a reduction of $1,500,000 to related party liabilities.  The shares were valued at $2,045,455 based on the market price of the Company's common stock on the date of issuance and $545,455 was recorded as a loss on settlement of debt.

On November 16, 2016, pursuant to the Asset Purchase Agreement dated March 9, 2016, the Company issued 350,000,000 shares of common stock in equal amounts of 87,500,000 shares each to Robert Stillwaugh, Mike Schatz, Gary Tilden and Donna Marie Murtaugh, at a price of $0.027 per share.  On December 5, 2016, Donna Murtaugh entered into a Cancellation of Issued Shares Agreement with the Company, whereby she has agreed to the cancellation of those 87,500,000 Shares and to defer payment to her under the Asset Purchase Agreement and the Amended Asset Purchase Agreement.  The stock issued and not cancelled were valued at $918,750 based on the market price of the Company's common stock on the date of issuance and resulted in a reduction of related party liabilities of $708,750 and a loss on settlement of debt of $210,000.

During the year ended March 31, 2017, the holders of convertible notes converted a total of $414,883 of principal and interest into 588,708,957 shares of common stock. The common stock was valued at $1,241,752 based on the market price of the Company's stock on the date of conversion.  The issuance extinguished $1,044,930 worth of derivative liabilities, $19,063 of debt discount, and $198,998 was recorded as a gain on settlement of debt.

During the year ended March 31, 2017 the Company issued 68,600,000 shares of common stock for services valued at $51,720, based on the market price of the Company's common stock on the date of issuance.

On March 20, 2017, 41,800,000 common shares were issued in exchange for 4,670 shares of Series A preferred shares.

As of March 31, 2017, 7,000,000,000 common shares, par value $0.00001, were authorized, of which 1,099,588,289 shares were issued and outstanding (1,615,696 shares as of March 31, 2016).

11. INCOME TAXES

Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of March 31 ,2017 and 2016:

	2017	2016
Deferred tax assets:
NOL Carryover	$712,800	$4,700
Inventory Allowance	48,900	49,100
Accrued Payroll	256,000	70,000
Deferred tax liabilities	-	-
Valuation allowance	(1,017,700)	(203,800)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended March 31, 2017 and 2016 due to the following:

	2017	2016
Book Income	$(2,333,700)	$(4,338,000)
Interest Expense (for derivative)	485,700	569,800
Gain/Loss on Derivative	1,541,400	2,346,800
Gain/Loss on Settlement of Debt	(507,900)	95,800
Inventory Allowance	(200)	4,800
Accrued Payroll	186,000	(127,000)
Meals & Entertainment	600	-
Valuation allowance	628,100	1,447,800
	$-	$-

At March 31, 2017, the Company had net operating loss carryforwards of approximately $1,828,000 that may be offset against future taxable income from the year 2018 through 2037.  No tax benefit has been reported in the March 31, 2017 financial statements since the potential benefit is offset by a valuation of allowance of the same amount.

Due to the change in ownership provision of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

As of the date of this filing, the Company is delinquent in filing their tax returns, and there is uncertainty regarding potential penalties and interest.  The last return filed by the Company was March 31, 2012, and the Company has not accrued for any potential penalties or interest from that period forward.  The Company will need to file returns for the years ending March 31, 2013, 2014, 2015 and 2016, which are still open for examination.

12. COMMITMENTS AND CONTINGENCIES

On June 27, 2016, the Company entered into a Consulting Agreement with Channel Sales & Consulting, LLC ("Channel").  The Company has agreed to pay Channel $3,000 per month for the first two months, and $4,000 per month thereafter.  Channel will also be paid a 10% commission on all gross sales generated through a licensed dealer and 30% commission on non-licensed dealers.  If within the first twelve months of the Agreement, Channel generates gross sales above $2,000,000, the Company will pay an additional 5% commission on gross sales, either in cash or restricted common stock.

On February 1, 2017, the Company entered into a standard office lease for approximately 1,700 square feet of office space at 175 Joerschke Drive, Suite A, Grass Valley, CA 95945. The lease has a term of 1 year, from February 1, 2017 through January 31, 2018 with a monthly rent of $1,400.  The Company intends to renew this lease. Rental expenses incurred for this operating lease during the years ended March 31, 2017 and 2016 were $29,800 and $12,800, respectively.

On March 6, 2017, the Company entered into a Consulting Agreement with TEN Associates LLC.  The Company has agreed to pay TEN Associates LLC $3,000 per month for a period of six (6) months.

On March 27, 2017, the Company entered into an Investor Relations Consulting Agreement with StockVest that covered the period from April 1, 2017 through July 1, 2017.  The Company issued 200,000,000 shares of restricted common stock as compensation pursuant to the Agreement.  The parties to the arrangement agreed that the shares originally issued were not sufficient therefore on April 27, 2017 the Company amended their arrangement with StockVest and issued an additional 80,000,000 shares of restricted common stock and extended the contract term through August 1, 2017 (see Note 14).

13. SUPPLEMENTAL CASH FLOW INFORMATION

During the year ending March 31, 2017, the Company had the following non-cash investing and financing activities:

-
Issued stock for debt increasing common stock by $9,876, increasing preferred stock by $698, increasing additional paid in capital by $4,888,927, reducing notes payable by $391,381, reducing accrued interest by $4,440, reducing related party liabilities by $3,458,750, and reducing derivative liability by $1,044,930.

-	Increased debt discount and increased derivative liability by $539,485 to record derivative liabilities at the inception of new notes
-	Increased common stock by $418 and decreased preferred stock and additional paid in capital by $5 and $413, respectively, to record preferred stock converted to common stock.
-	Reclassified $198,640 of accrued interest to convertible notes payable.
-	Reclassified $3 5,859 of notes payable to convertible notes payable.
-	Reclassified $127,534 of accounts payable to convertible notes payable.

During the year ending March 31, 2016, the Company had the following non-cash investing and financing activities:

-
Issued stock for debt increasing common stock by $6, increasing preferred stock by $200, increasing additional paid in capital by $447,669, reducing notes payable by $28,027, reducing accrued interest by $2,283, reducing accrued payroll by $358,459, and reducing derivative liability by $59,106.

-	Increased debt discount and increased derivative liability by $390,000 to record derivative liabilities at the inception of new notes.
-	Reclassified $30,000 of accrued interest to convertible notes payable.
-
Increased members contribution by $904,478, reduced accrued payroll by $727,779, reduced related party liabilities by $172,568, and reduced related party interest by $4,131 as a result of members forgiving amounts owed to them.

-
As a result of the Company's acquisition transaction with RJM increased AP by $28,592, increased accrued payroll by $509,334, increased accrued interest by $219,180, increased convertible notes payable by $789,560, increased derivative liability by $3,337,374, increased related party liabilities by $6,250,000, decreased members contribution by $904,478, increased common stock by $10, increased preferred stock by $1,321, and decreased additional paid in capital by $10,229,572.

14. SUBSEQUENT EVENTS

On April 1, 2017, the Company entered into a Consulting Agreement with Hanson & Associates.  The Company has agreed to pay Hanson & Associates a retainer of $15,000 for services performed for a period of three (3) months, and a fee of $5,000 per month thereafter.  In addition, the Company shall issue $25,000 in SIML common shares.  The stock is to be issued upon signing of the agreement and will be restricted for six (6) months, however, as of the date of this filing the shares have not yet been issued.

On April 7, 2017, the Company entered into a Consulting Agreement with Greg Rogers.  The Company has agreed to pay Mr. Rogers a retainer of $10,500 and a monthly fee of $3,500.  In addition, the Company shall issue $25,000 in SIML common shares, which, as of the date of this filing, have not yet been issued.  The stock is to be issued upon signing of the agreement and will be restricted for six (6) months.  As of the date of this filing, the Company has terminated the Consulting Agreement, and has agreed to issue $25,000 in shares as stipulated in the Agreement.

On April 27, 2017, the Company extended their Investor Relations Consulting Agreement with StockVest through August 1, 2017 and issued them an additional 80,000,000 shares of restricted common stock as compensation pursuant to the Agreement.

On April 20, 2017, the Company entered in a Convertible Promissory Note with Tri-Bridge Ventures LLC in the amount of $35,817 which was pursuant to an Assignment and Assumption Agreement, where Tri-Bridge Ventures, LLC purchased the debts of $20,000 owed to Carl Abrose and $15,817 owed to Frank Trapp.  The note is unsecured, bears interest at 8% per annum, and matures on April 20, 2018.

On April 21, 2017, the Company entered in a Convertible Promissory Note with Tri-Bridge Ventures LLC in the amount of $20,000.  The note is unsecured, bears interest at 8% per annum, and matures on January 21, 2018.

On May 24, 2017, Mr. Gary Tilden tendered his resignation as President, Chief Executive Officer and Secretary of the Company, effective June 1, 2017.  The resignation did not involve any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Mr. Tilden will continue assisting the Company pursuant to a Consulting Agreement effective June 1, 2017.  Further, the Company issued Mr. Tilden 536,351 Preferred Series A Shares in exchange of accrued salary and expenses of $960,069. Additionally, Mr. Tilden returned 250 Series B Voting Preferred shares to the Company for cancellation, in addition to 121,590,909 common shares and the Company issued Mr. Tilden 747,208 Series A Preferred shares.

On May 24, 2017, Mr. Robert Stillwaugh was appointed the position of President, and Chief Executive Officer of the Company, effective June 1, 2017.  Mr. Stillwaugh will be compensated under his Employment Agreement entered into on April 1, 2016, and will receive no additional compensation pursuant to his appointment.

On May 24, 2017, Mr. Mike Schatz was appointed the position as Secretary of the Company, effective June 1, 2017.  Mr. Schatz will be compensated under his Employment Agreement entered into on April 1, 2016 and will receive no additional compensation pursuant to his appointment.

On June 1, 2017, the Company entered into a Consulting Agreement with former President Gary Tilden.  The term of this agreement is for a period of one year and is renewable with mutual consent.  The Company has agreed to compensate Mr. Tilden $2,500 per month and any unpaid fees will accrue interest at 6% per year.

Subsequent to March 31, 2017 the Company issued 3,013,670,147 shares of common stock in exchange for the conversion of convertible notes payable and accrued interest.  The Company also exchanged 12,788 Preferred Series A shares for 191,832,324 Common Stock shares.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

The Company entered into an engagement agreement with a new PCAOB auditor, MAC ACCOUNTING GROUP, LLP.

(a)    Previous independent registered public accounting firm

(i)	On October 16, 2014, after review and recommendation by its board of directors, the Company dismissed John Scrudato, CPA ("Scrudato") as the Registrant's independent registered public accounting firm.

(ii)
Scrudato's audit report for the Registrant's fiscal year ended March 31, 2016 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Registrant to continue as a going concern.

(iii)
During the Registrant's two most recent fiscal years there were no disagreements between the Registrant and Scrudato regarding any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Scrudato, would have caused Scrudato to make reference to the subject matter of the disagreement(s) in connection with its reports; and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

(iv)
The Registrant has provided Scrudato with a copy of Form 8-K prior to its filing with the U.S. Securities and Exchange Commission ("SEC") and requested Scrudato to furnish to the Registrant a letter addressed to the SEC stating whether it agrees with the statements made by the Registrant and, if not, stating the respects in which it does not agree.  When received, a copy of Scrudato's response letter will be filed as an Exhibit to an amendment of this Current Report.

(b)    Previous independent registered public accounting firm

(i)	On January 5, 2017, the Registrant engaged Debra L Lindaman of DLL CPAS, LLC as its independent registered public accounting firm ("DLL CPAS, LLC").

(ii)
There have been no disagreements between the Registrant and DLL CPAS, LLC regarding any matters of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of DLL CPAS, LLC, would have caused DLL CPAS, LLC to make reference to the subject matter of the disagreement(s) in connections with its reports; and no reportable events with the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

(iii)
The Company provided DLL CPAS, LLC with a copy of the disclosure in the preceding two paragraphs and requested in writing that it furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosures. DLL CPAS, LLC provided a letter, dated January 23, 2017, stating its agreement with such statements as related to DLL CPAS, LLC, which is attached as Exhibit 16 to this Form 8-K/A

(c)   New independent registered public accounting firm

(i)	On January 23, 2017, the Registrant engaged MAC ACCOUNTING GROUP, LLP as its independent registered public accounting firm ("MAC ACCOUNTING GROUP, LLP").

(ii)
During the Registrant's two most recent fiscal years and through the date of this report, the Registrant did not consult with MAC ACCOUNTING GROUP, LLP regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered regarding the Registrant's financial statements, and no written or oral advice was provided by MAC ACCOUNTING GROUP, LLP that was an important factor considered by the Registrant in making a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of any disagreement or event, as set forth in Item 304 (a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Management's Report on Internal Control over Financial Reporting

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and C Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2016, using the criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
There is a lack of accounting resources – The Company has insufficient resources for data entry, reviews, and/or oversight from a financial expert with the appropriate level of knowledge and experience to accurately capture transactions in accordance with US GAAP and SEC rules and regulations.  This lack of resources further results in inadequate segregation of duties. Additionally, the Company lacks an audit committee as well as a financial expert.

2.	The Company lacks processes and procedures to ensure transactional evidence is properly retained - The Company lacks processes to ensure they are aware of, and maintain, evidence necessary to substantiate recorded transactions. The Company lacks a process to retain formal executed documents and adequate support which are essential to accurate financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2017, based on criteria established in "Internal Control - Integrated Framework (2013)" issued by COSO.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company
Robert Stillwaugh	84	President, Chief Executive Officer, Chairman
Mike Schatz	71	Chief Operating Officer, Treasurer, Secretary, Director
Gary Tilden	61	Former President, Chief Executive Officer, Secretary

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Robert (Bob) Stillwaugh:  Mr. Stillwaugh served in the US Army immediately after the Korean War conflict from 1954-1957, and continued his education at the University of Cincinnati where he earned his Bachelor of Arts degree in Radio-Television Broadcasting. Then followed a 50-plus year history that includes extensive experience in television station operations and management, plus project design and implementation. Bob served 24 years with Grass Valley Group, a widely-known brand in the industry, in Northern California's Tech Arena. He specialized in engineering development / systems engineering and managed the customs products group. Grass Valley, formerly known as Grass Valley Group, a Nevada City LLC specializing in TV-broadcast equipment, was purchased by Belden, an international investment firm specializing in the broadcast market, for $220 million. Bob retired from Grass Valley Group and co-founded The ISIS Group Inc. where he spent the next 17 years as founder, VP of Engineering and President. Bob's motto is "There is nothing like the feeling of accomplishment upon completion of a project to the satisfaction of the customer and myself. I enjoy being able to find a solution to a problem that the customer didn't think could be solved - bringing extra value to the relationship."

Mike Schatz:  Mr. Schatz has an extensive career in business. After serving 4 years in the U.S. Air Force, he went to work for General Electric Nuclear Power Division in their information systems section where he modified flow charts, operated main frame computer systems and designed control room consoles and PC boards. He then spent 17 years working for Hewlett-Packard designing PC boards, provided CAD system management on Gerber design systems and instructed R&D personnel in CAD design concepts and practices. While at HP he held a number of management positions and gained an in-depth knowledge and understanding of printed circuit photo lab, fabrication and assembly techniques, and procedures. He designed and modified complex, precise digital and analog printed circuit boards requiring special engineering/designer coordination while providing design support for photolithography masks. After HP, Mike worked for Crucial Technology, a division of Micron Technology, as a Mentor Graphics Librarian; created symbols, geometries, catalogs and mapping files for use in the design of PCB's. Mike was then introduced to Bob Stillwaugh and worked with him at The Isis Group, a manufacturer of broadcast video equipment.  Isis went on to acquire Graham-Patten Systems, a manufacturer of broadcast audio equipment.

Gary Tilden:  Mr. Tilden has 35 years of experience building and operating private and public companies. His area of expertise is executive management. He has served on the Board of Directors for several Public Companies where he provided expertise in working with the SEC, OTC Markets & other critical areas within the public side of management. He operated his own businesses for 20 years, designing and manufacturing products for the home building industry; and has several certifications in various fabrications. Gary has owned an automated machinery sales representative business since 1993, working with upper level management and the owners of many of the largest manufacturers in the United States. He has assisted with the implementation of various cutting-edge automation assembly systems. Mr. Tilden has spent most of his career in southern California where he has attended California based Orange Coast College and Santa Ana College to study Business Management, Business Law and Accounting.

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

(i)
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

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

(7)
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any Federal or State securities or commodities law or regulation; or

(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

Audit Committee and Audit Committee Financial Expert

As of March 31, 2017, the Company did not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Code of Ethics

As of March 31, 2017, the board of directors had not adopted a code of ethics due to Company's limited number of executive officers and employees that would be covered by such a code and the Company's limited financial resources. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the year ending March 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal years ended March 31, 2017 and March 31, 2016. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Robert Stillwaugh, President, Chief Executive Officer, Chairman	2017	125,000	-	-	-	-	-	7,294	132,294
	2016	124,615	-	-	-	-	-	17,027	141,642

Mike Schatz, Chief Operating Officer, Treasurer, Secretary, Director	2017	125,000	-	-	-	-	-	7,294	132,294
	2016	124,615	-	-	-	-	-	17,027	141,642

Gary Tilden, Former President, Chief Executive Officer, Secretary, Director	2017	125,000	-	-	-	-	-	7,381	132,381
	2016	20,833	-	-	-	-	-	646	21,479

Narrative Disclosure to Summary Compensation Table

On January 20, 2016, the Company executed a Consulting Agreement with Gary Tilden whereby Mr. Tilden was to be paid fees of $75,000 per year.  Any unpaid fees were to accrue interest at 12% per annum.  On March 9, 2016, Gary Tilden was appointed as the Company's President, Chief Executive Officer, Secretary, and Director.  On April 1, 2016, the Company executed an Employee Agreement ("Tilden Agreement") with Mr. Tilden that superseded the January 2016 Consulting Agreement.  Pursuant to the terms of the Tilden Agreement, Mr. Tilden was to receive an annual salary of $125,000 to be paid on a monthly basis at $10,417 per month commencing on April 1, 2016.  Any unpaid amounts were to accrue interest at 12% per year.  The Tilden Agreement was for a term of five (5) years, and was renewable upon mutual consent.  On May 24, 2017, Mr. Gary Tilden tendered his resignation as President, Chief Executive Officer and Secretary of the Company, effective June 1, 2017.  The resignation did not involve any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Mr. Tilden will continue assisting the Company pursuant to a Consulting Agreement effective June 1, 2017.  During the years ended March 31, 2017 and 2016, the Company recorded $132,381 and $21,479, respectively, in accrued wages and interest.

On July 1, 2014, the Company executed an Employment Agreement with Mike Schatz whereby Mr. Schatz would be paid fees of $125,000 per year. Any unpaid fees accrued interest at 12% per annum. This Employment Agreement was superseded on March 10, 2016 when the Company executed a Consulting Agreement whereby Mr. Schatz was appointed as the Company's Chief Operating Officer, Treasurer, and Director would be paid fees of $125,000 per year.  Any unpaid fees accrued interest at 6% per annum.  On April 1, 2016, the Company executed another Employee Agreement ("Schatz Agreement") with Mr. Schatz that superseded the March 10, 2016 Consulting Agreement. Pursuant to the terms of the Schatz Agreement, Mr. Schatz would receive an annual salary of $125,000, to be paid on a monthly basis at $10,417 per month commencing on April 1, 2016.  Any unpaid amounts will accrue interest at 12% per year.  The Schatz Agreement is for a term of five (5) years, and is renewable upon mutual consent.  On May 24, 2017, Mr. Schatz was appointed the position as Secretary of the Company, effective June 1, 2017.  Mr. Schatz will be compensated under his Employment Agreement entered into on April 1, 2016 and will receive no additional compensation pursuant to his appointment.  During the years ended March 31, 2017 and 2016, the Company recorded $132,294 and $141,642, respectively, in accrued wages and interest.

On July 1, 2014, the Company executed an Employment Agreement with Robert Stilwaugh whereby Mr. Stillwaugh would be paid fees of $125,000 per year. Any unpaid fees accrued interest at 12% per annum. This Employment Agreement was superseded on March 10, 2016 when the Company executed a Consulting Agreement whereby Mr. Stillwaugh was appointed as the Company's Chairman of the Board and would be paid fees of $125,000 per year.  Any unpaid fees accrued interest at 6% per annum.  On April 1, 2016, the Company executed another Employee Agreement ("Stillwaugh Agreement") with Mr. Stillwaugh that superseded the March 10, 2016 Consulting Agreement.  Pursuant to the terms of the Stillwaugh Agreement, Mr. Stillwaugh would receive an annual salary of $125,000, to be paid on a monthly basis at $10,417 per month commencing on April 1, 2016.  Any unpaid amounts will accrue interest at 12% per year.  The Stillwaugh Agreement is for a term of five (5) years, and is renewable upon mutual consent.  On May 24, 2017, Mr. Robert Stillwaugh was appointed the position of President, and Chief Executive Officer of the Company, effective June 1, 2017.  Mr. Stillwaugh will be compensated under his Employment Agreement entered into on April 1, 2016, and will receive no additional compensation pursuant to his appointment.  During the years ended March 31, 2017 and 2016, the Company recorded $132,294 and $141,642, respectively, in accrued wages and interest.

The accumulative amount the Company is indebted to its current and former officers is as follows:

	March 31,
	2017	2016
Gary Tilden	$137,274	$4,893
Mike Schatz	160,525	7,724
Robert Stillwaugh	145,135	7,724
James Powell	150,875	150,875
	$568,183	$171,215

 The amounts consist of unpaid salary and advances made on behalf of the Company.  The amounts are unsecured, are due on demand and have no maturity.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended March 31, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2017, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

		Amount and
		Nature of
Name and Address of Beneficial	Title of	Beneficial	% of Common
Owners of Common Stock	Class	Ownership (1)	Stock (2)
Gary Tilden	Common	121,590,909	11.06%
3260 Blackhawk Circle	Stock
Riverside, CA 92503
Mike Schatz	Common	121,590,909	11.06%
41 Primrose Ln	Stock
Grass Valley, CA 95945
Robert Stillwaugh	Common	121,590,909	11.06%
18849 Jones Ridge Rd	Stock
Grass Valley, CA 95945
Total Officers and Directors		364,772,727	33.17%

5% Shareholders	Common
0	Stock

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

2.	The percentage shown is based on denominator of 1,099,588,289 shares of common stock issued and outstanding for the company as of March 31, 2017.

Changes in Control

There are no present arrangements or pledges of the Company's securities, which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and
•	Obtaining shareholder consent where required.

In conjunction with the reverse recapitalization transaction on March 9, 2016, the Company recorded amounts due to related parties of $6,250,00, which represented shares that was owed to members of management.  During the year ended March 31, 2017 the Company issued 698,324 Series A Preferred shares and 398,863,636 common shares to reduce the liability by $3,458,750, resulting in a remaining liability of $2,791,250 as of March 31, 2017.

The Company is periodically advanced noninterest bearing operating funds from related parties.  The advances are due on demand and unsecured.  As of March 31, 2017 and 2016 the Company owed related parties $50,262 and $0, respectively.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of "Independent Officer" means a person other than an Executive Officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, we have no independent directors.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Year Ended March 31, 2017	Year Ended March 31, 2016
Audit fees	$21,500	$32,500
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Audit Fees

We incurred approximately $21,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2017.

We incurred approximately $32,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2016.  This amount includes the cost for the re-audit of the March 31, 2016 financial statements.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2017 and 2016 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2017 and 2016 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2017 and 2016 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PART IV
ITEM 15.  EXHIBITS.

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 24, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.45	Asset Purchase Agreement, by and between the Company and RJM and Associates, dated March 9, 2016	Filed with the SEC on March 10, 2016 as part of our Current Report on Form 8-K.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMLATUS CORPORATION

Date: October 25, 2017	By:	/s/ Robert Stillwaugh
Robert Stillwaugh
President, Chief Executive Officer and Principal Financial Officer