Form 10-Q
period 2017-06-30
Simlatus Corp
filed 2017-10-26
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

 (Registrant's telephone number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]{
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of October 11, 2017, there were 4,263,499,851 shares of the registrant's $0.00001 par value common stock issued and outstanding.
____________________________________________________________________________________________

SIMLATUS CORP.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Simlatus Corp. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,""SIML," "our," "us," the "Company," refers to Simlatus Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMLATUS CORP.
BALANCE SHEETS

	June 30,	March 31,
	2017	2017
ASSETS	(Unaudited)
Current Assets
Cash	$2,722	$1,330
Inventory, net	69,220	68,629
Prepaid expenses	4,000	10,000
Total Current Assets	75,942	79,959

TOTAL ASSETS	$75,942	$79,959

LIABILITIES
Current Liabilities:
Accounts payable	$155,284	$83,839
Accrued wages	610,663	656,326
Derivative liabilities	4,225,378	5,316,130
Convertible notes payable, net of discount	750,144	776,777
Convertible notes payable, interest	1,633,812	1,215,519
Related party liabilities	2,077,985	2,841,512
Total Current Liabilities	9,453,266	10,890,103

Total Liabilities	$9,453,266	$10,890,103

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized
Series A: 10,000,000 shares authorized	2,737	2,213
2,736,717 shares issued and outstanding at June 30, 2017
2,213,154 shares issued and outstanding at March 31, 2017
Series B: 10,000,000 shares authorized	1	1
1,000 shares issued and outstanding at June 30, 2017
1,000 shares issued and outstanding at March 31, 2017
Common stock, $0.00001 par value 7,000,000,000 authorized	43,851	10,996
4,385,090,760 shares issued and outstanding at June 30, 2017
1,099,588,289 shares issued and outstanding at March 31, 2017
Additional paid in capital	(2,888,873)	(4,317,515)
Accumulated deficit	(6,535,040)	(6,505,839)
Total Shareholders' Equity	(9,377,324)	(10,810,144)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$75,942	$79,959

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
	2017	2016
		(Restated)
Sales	$8,351	$1,652
Cost of materials	6,617	3,004
Gross profit (loss)	1,734	(1,352)

Operating expenses:
G&A expenses	52,364	30,050
Professional fees	95,956	27,235
Salaries and wages	102,083	112,500
Total Operating expenses	250,403	169,785

Loss from operations	(248,669)	(171,137)

Other income (expense):
Gain (loss) on derivative liability valuation	942,273	(1,509,851)
Gain (loss) on settlement of debt	(62,421)	1,739,019
Interest expenses	(660,384)	(685,671)
Total other income/expenses	219,468	(456,503)

Net loss before income taxes	(29,201)	(627,640)
Income tax expense	-	-
Net loss	$(29,201)	$(627,640)

Per share information
Weighted number of common shares outstanding, basic and diluted	1,376,788,859	3,753,095
Net loss per common share	(0.00002)	(0.1672)

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30,
	2017	2016
		(Restated)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net loss	$(29,201)	$(627,640)
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of convertible debt discount	165,561	160,252
New derivatives recorded as loan fees	57,487	308,198
Common stock issued for services	20,500	-
(Gain) loss on derivative liability valuation	(942,273)	1,509,851
(Gain) loss on settlement of debt	62,421	(1,739,019)
Decrease (increase) in operating assets
Accounts receivable	-	1,695
Inventory	(591)	(45,746)
Prepaid expenses	6,000	-
Increase (decrease) in operating liabilities
Accounts payable	91,346	1,710
Accrued wages	115,754	133,920
Accrued interest	419,165	256,826
Net cash used in operating activities	(33,831)	(39,953)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	-	51,000
Payments on notes payable	-	(2,100)
Proceeds from convertible notes payable	20,000	-
Proceeds from (payments to) related parties, net	15,223	-
Net cash provided by financing activities	35,223	48,900

Net decrease in cash	1,392	8,947

Cash, beginning of year	1,330	4,353
Cash, end of year	$2,722	$13,300

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$800

Schedule of non-cash investing & financing activities:
Preferred stock issued to settle debt	$960,069	$-
Shares issued for liabilities	$383,215	$467,117
Preferred Series A stock converted to common stock	$1,918	$-
Derivative liability and beneficial conversion feature recorded as debt discount	$55,817	$191,000
Accrued interest on note payable transferred to principal	$872	$-

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2017
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

On March 9, 2016, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with RJM and Associates, LLC, a California limited liability company ("RJM") whereby RJM's owners became the directors of the Company and were to be issued $6,250,000 worth of the Company's stock; $5,000,000 of Restricted Common Stock 90 days from the date of this agreement and $1,250,000 of Preferred Series-A Shares of the Company's Preferred Stock (the "Acquisition").  On the same date, the entire management of RJM became the entire management of the Company.  The Company's transaction with RJM has been treated as a reverse recapitalization of the Company, with the Company (the legal acquirer of RJM) considered the accounting acquiree, and RJM, whose management took control of the Company (the legal acquiree of the Company), considered the accounting acquirer. The historical financial statements include the operations of the accounting acquirer (RJM) for all periods presented.

RJM was incorporated in the State of California on June 11, 2014, for the purpose of operating a broadcast equipment production business.

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended June 30, 2017, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending March 31, 2018 and should be read in conjunction with the Company's Form 10-K for the year ended March 31, 2017, filed with the Securities and Exchange Commission on October 25, 2017.

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  As of June 30, 2017 and March 31, 2017 the Company had no cash equivalents.

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

Accounts Receivable and Uncollectible Receivables

Accounts Receivable are recorded at the invoiced amount to the customer and do not bear interest.  The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates associated risks by actively pursuing past due accounts.  Receivables that are over 180 days past due are deemed uncollectible and are written off to the statement of operations.  During the three months ended June 30, 2017 and 2016 no receivables were written off as uncollectible.

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

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is equal to the basic per share for the three months ended June 30, 2017 and 2016. Common stock equivalents are not included in the loss per share since they are anti-dilutive.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.  As of June 30, 2017 and March 31, 2017, the Company's inventories consist only of raw materials and supplies rather than finished goods and are presented net of an allowance for obsolete inventory of $125,329.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	June 30, 2017	March 31, 2017
	Level	Fair Value	Fair Value
Derivative Liability	3	$4,225,378	$5,316,130
Total Financial Liabilities		$4,225,378	$5,316,130

In management's opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.  As of June 30, 2017 and March 31, 2017, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

As of the date of this filing, he Company is delinquent in filing their tax returns, and there is uncertainty regarding potential penalties and interest.  The last return filed by the Company was March 31, 2012, and the Company has not accrued for any potential penalties or interest from that period forward.  The Company will need to file returns for the years ending March 31, 2013, 2014, 2015 and 2016, which are still open for examination.

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

3.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements for the three months ending June 30, 2016, filed with the SEC on August 15, 2016 in Form 10-Q, contained errors and omissions due to the asset acquisition on March 9, 2016 being accounted for incorrectly.  The transaction should have been treated as a reverse acquisition and capital transaction in substance, rather than an asset acquisition.  In addition to the errors resulting from the incorrect accounting for the acquisition, the June 30, 2016 financial statements were also restated to correct errors in the accounting for (1) the cancellation or forgiveness of debt, (2) the conversions of debt into common stock, (3) derivative liability valuations, and (4) incorrect revenue recognition.  Accordingly, the statements of operations and statement of cash flows for the three months ended June 30, 2016 have been restated to correct these errors and omission.
The restated financial statements correct the following errors to the Statement of Operations:
Revenue and Cost of Materials Adjustments:
•	The Company overstated income by $3,695 and cost of materials by $27,944, which was due to errors in the timing of recognition of revenue and its associated expense.
Operating Expense Adjustments:
•
G&A expenses were overstated by $337,036, and professional fees and salaries and wages were understated by $11,097 and $73,749, respectively.  This was a result of the Company incorrectly recording an intangible asset with the reverse acquisition and recognizing amortization during the three months ended March 31, 2016.  Additionally, the Company incorrectly brought RJM liabilities on the books by recording expenses and corrected account groupings on their income statement.  Lastly, the Company had to correct errors in their salary and wage calculations to correctly reflect employment agreements in place.

Other Income and Expense Adjustments:
•
The change in derivative liability valuation was misstated by $1,583,390, interest expense was overstated by $6,689, and debt forgiveness was understated by $1,675,619.  These misstatements were due to the following: (1) the Company incorrectly recorded debt and its related interest and derivative amounts that were cancelled, forgiven, or exchanged, (2) the Company incorrectly recorded stock issued for debt transactions.

•
Loss on the sale of mineral property was misstated by $5,340,824.  It was concluded that the exchange of the oil and gas asset for convertible debt was part of the Company's acquisition transaction with RJM & Associates. Therefore, the oil and gas lease and Direct Capital convertible debt were not assets and liabilities that were exchanged in the acquisition, and those assets and liabilities were excluded from the Company's books as of March 9, 2016, as if the exchange occurred in conjunction with the acquisition transaction instead of 2 months after.

The net effects of these corrections are noted below by line item for each financial statement that is impacted.

	As Previously
	Reported		As Restated
	Three Months		Three Months
	Ended		Ended
Statement of Operations	June 30, 2016	Adjustments	June 30, 2016
Sales	$5,347	$(3,695)	$1,652
Cost of materials	(30,948)	27,944	(3,004)
G&A expenses	(367,086)	337,036	(30,050)
Professional fees	(16,138)	(11,097)	(27,235)
Salaries and wages	(38,751)	(73,749)	(112,500)
Gain (loss) on derivative liability valuation	73,539	(1,583,390)	(1,509,851)
Gain on settlement of debt	63,400	1,675,619	1,739,019
Interest expenses	(678,982)	(6,689)	(685,671)
Loss on sale of mineral property	(5,340,824)	5,340,824	-
Net Loss	$(6,330,444)	$5,702,804	$(627,640)

Net loss per common share	$(0.0713)		$(0.1672)

	As Previously
	Reported		As Restated
	Three Months		Three Months
	Ended		Ended
Statement of Cash Flows	June 30, 2016	Adjustments	June 30, 2016
Cash flows from operating activities:
Net loss	$(6,330,444)	$5,702,804	$(627,640)
Amortization of convertible debt discount	82,595	77,657	160,252
Depreciation and amortization	301,264	(301,264)	-
New derivatives recorded as loan fees	-	308,198	308,198
Loss on derivative liability valuation	72,660	1,437,191	1,509,851
Gain on settlement of debt	-	(1,739,019)	(1,739,019)
Accounts receivable	-	1,695	1,695
Inventory	2,807	(48,553)	(45,746)
Accounts payable	26,216	(24,506)	1,710
Accrued wages	-	133,920	133,920
Accrued interest	(252,520)	509,346	256,826
Net cash used in operating activities	(6,097,422)	6,057,469	(39,953)

Cash flows from investing activities:
Deposit on intangible asset	7,026,666	(7,026,666)	-
Net cash from investing activities	7,026,666	(7,026,666)	-

Cash flows from financing activities:
Proceeds from notes payable	19,108	31,892	51,000
Payments on notes payable	-	(2,100)	(2,100)
Payments on convertible notes payable	(1,476,491)	1,476,491	-
Proceeds from (payments to) related parties, net	(10,225)	10,225	-
Proceeds from customer deposits	19,729	(19,729)	-
Proceeds from stockholders' loans	18,752	(18,752)	-
Proceeds from long term debt	-	-	-
Issuance of common stock	510,957	(510,957)	-
Net cash provided by financing activities	(918,170)	967,070	48,900

Net decrease in cash	11,074	(2,127)	8,947
Cash, beginning of year	2,226	2,127	4,353
Cash, end of year	$13,300	$-	$13,300

4.  PREPAID EXPENSES

	June 30,	March 31,
	2017	2017
Prepaid expenses	$4,000	$10,000

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

During the three months ended June 30, 2017, the Company amortized prepaid expenses of $6,000 for legal fees billed and paid in advance for April through June 2017, at $2,000 per month.

5. CONVERTIBLE NOTES PAYABLE

As of June 30, 2017, and March 31, 2017, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	June 30,	March 31,
	Note Date	Date	Rate	Rate	2017	2017
ARC Capital Ltd	10/1/2015	4/2/2015	24%	Variable	$ 2,625	$ 11,625
Asher Enterprises #4	9/16/2011	6/20/2012	22%	Variable	13,000	13,000
Auctus Fund	12/16/2016	9/16/2017	10%	Variable	46,750	46,750
Blackbridge Capital #2	5/3/2016	5/3/2017	5%	Variable	80,400	80,400
Carl Ambrose	3/23/2017	9/1/2018	3%	Variable	-	20,914
Direct Capital #26	4/7/2016	10/7/2016	8%	Variable	25,000	25,000
Direct Capital #27	5/17/2016	11/17/2016	8%	Variable	36,000	36,000
EMA Financial	11/9/2016	11/9/2017	10%	Variable	22,246	35,000
Frank Trapp	3/23/2017	12/31/2017	5%	Variable	-	14,945
GHS Investment #3	2/7/2017	Demand	0%	Variable	-	98,800
GW Holdings	10/13/2015	4/1/2015	24%	Variable	42,500	42,500
Rockwell Capital #5	2/28/2017	Demand	0%	Variable	-	19,782
Southridge Partners	10/27/2015	3/1/2014	22%	Variable	15,655	15,655
Syndication Capital #1	12/31/2012	10/10/2011	22%	0.01	5,000	5,000
Tide Pool	1/1/2015	7/1/2015	22%	Variable	348,500	348,500
Tri-Bridge Ventures #1	1/19/2017	10/19/2017	8%	Variable	9,000	25,000
Tri-Bridge Ventures #2	1/19/2017	10/19/2017	8%	Variable	150,000	150,000
Tri-Bridge Ventures #3	4/21/2017	1/21/2018	8%	Variable	20,000	-
Tri-Bridge Ventures #4	4/20/2017	4/20/2018	8%	0.00002	35,817	-
V2IP #2	5/13/2016	Demand	6%	Variable	10,000	10,000
					862,493	998,871
Debt discount					(112,349)	(222,094)
Notes payable, net of discount					$ 750,144	$ 776,777

During the three months ended June 30, 2017, the Company received proceeds from new convertible notes of $20,000, reclassified $872 of accrued interest into convertible notes payable, and reclassified convertible promissory notes of $35,817 into a new convertible note payable.  The Company recorded no payments on their convertible notes and conversions of $157,249 of convertible note principal.  All but one of the Company's convertible notes have a conversion rate that is variable or a conversion rate with a reset provision. Therefore, for those notes the Company has accounted for their conversion features as derivative instruments (see Note 6). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $20,000 during the three months ended June 30, 2017.  For the one note with a fixed conversion rate the Company recorded a beneficial conversion feature of $35,817, which increased the debt discount on their convertible notes.  The Company also recorded amortization of $165,561 on their convertible note debt discounts. As of June 30, 2017, the convertible notes payable are convertible into 48,248,383,395 shares of the Company's common stock.

During the three months ended June 30, 2016, the Company received proceeds from new convertible notes of $51,000, made no payments on their convertible notes, and recorded conversions of note payable principal of $127,992 and a total gain on settlement of $21,491 representing the write-off of convertible note principal. Each of the Company's convertible notes have a conversion rate that is variable or a conversion rate with a reset provision. Therefore, the Company has accounted for such conversion features as derivative instruments. As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $191,000 during the three months ended June 30,2016. The Company also recorded amortization of $160,252 on their convertible note debt discounts.

During the three months ended June 30, 2017 and 2016, the Company recorded accrued interest expense of $419,165 and $256,826, respectively, on its convertible notes payable.  As of June 30, 2017, the accrued interest balance was $1,633,812.

6. DERIVATIVE LIABILITIES

The following table represents the Company's derivative liability activity for the embedded conversion features for the three months ended June 30, 2017:

June 30,
2017

Balance, beginning of period	$5,316,130
Initial recognition of derivative liability	77,487
Conversion of derivative instruments to Common Stock	(225,966)
Mark-to-Market adjustment to fair value	(942,273)
Balance, end of period	$4,225,378

During the three months ended June 30, 2017 the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $77,487, reduced derivative liabilities by $225,966 for convertible notes and accrued interest converted into common stock, and performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a gain on the derivative liability valuation of $942,273.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date.  During the three months ended June 30, 2017, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate 0.92% - 1.14%, (2) term of 0.21 years – 1.37 years, (3) expected stock volatility of 327% - 501%, (4) expected dividend rate of 0%, (5) common stock price of $0.0001 - $0.0004, and (6) exercise price of $0.00005 - $0.00024.

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized in earnings until such time as the instruments are exercised, converted or expire.

7. RELATED PARTY TRANSACTIONS

In conjunction with the reverse recapitalization transaction on March 9, 2016, the Company recorded amounts due to related parties of $6,250,000, which represented shares that were owed to members of management.  During the year ended March 31, 2017 the Company issued 698,324 Series A Preferred shares and 398,863,636 common shares to reduce the liability by $3,458,750, resulting in a remaining liability of $2,791,250 as of March 31, 2017.  During the three months ended June 30, 2017 the Company issued 536,351 Series A Preferred shares to Gary Tilden, a former officer and director, which reduced liabilities owed to him of $960,069, of which $778,750 was related to the liability recorded for the recapitalization transaction, resulting in a remaining liability of $2,012,500.

The Company is periodically advanced noninterest bearing operating funds from related parties.  The advances are due on demand and unsecured.  As of June 30, 2017, the Company owed related parties $65,485.

8. PREFERRED STOCK

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

During the three months ended March 31, 2017, Gary Tilden, a former officer and director, agreed to convert all of his outstanding salary and interest in the amount of $161,415, unpaid expenses of $19,902 and $778,750 owed in common stock pursuant to the APA agreement, to Preferred Series A Stock. The Company issued 536,351 shares of Preferred Series A stock to satisfy $960,069 of debt owed to Mr. Tilden.  Also during the three months ended March 31, 2017 the Company converted 12,788 Series A preferred shares into 191,832,324 common shares.

As of June 30, 2017, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares were authorized, of which 2,736,717 Series A shares were issued and outstanding, (2,213,154 shares as of March 31, 2017) and 1,000 Series B shares were issued and outstanding (1,000 shares as of March 31, 2017).

9. COMMON STOCK

During the three months ended June 30, 2017, the Company issued 80,000,000 shares of common stock for services valued $16,000, based on the market price of the Company's common stock on the date of issuance.

During the three months ended June 30, 2017, the holders of convertible notes converted a total of $157,249 of principal into 3,013,670,147 shares of common stock. The common stock was valued at $450,135 based on the market price of the Company's stock on the date of conversion.  The issuance extinguished $225,966 worth of derivative liabilities and $62,421 was recorded as a gain on settlement of debt.

During the three months ended June 30, 2017, 191,832,324 common shares were issued in exchange for 12,788 shares of Series A preferred shares.

During the three months ended June 30, 2016, the holders of convertible notes converted a total of $127,992 of principal and $4,440 of accrued interest into 38,062,825 shares of common stock. The common stock was valued at $524,090 based on the market price of the Company's stock on the date of conversion.  The issuance extinguished $334,685 worth of derivative liabilities and $56,973 was recorded as a gain on settlement of debt.

As of June 30, 2017, 7,000,000,000 common shares, par value $0.00001, were authorized, of which 4,385,090,760 shares were issued and outstanding (1,099,588,289 shares as of March 31, 2017).

10. COMMITMENTS AND CONTINGENCIES

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

On February 1, 2017, the Company entered into a standard office lease for approximately 1,700 square feet of office space at 175 Joerschke Drive, Suite A, Grass Valley, CA 95945. The lease has a term of 1 year, from February 1, 2017 through January 31, 2018 with a monthly rent of $1,400.  The Company intends to renew this lease. Rental expenses incurred for this operating lease during the three months ended June 30, 2017 and 2016 were $6,200 and $5,600, respectively.

On March 6, 2017, the Company entered into a Consulting Agreement with TEN Associates LLC.  The Company has agreed to pay TEN Associates LLC $3,000 per month for a period of six (6) months.

On March 27, 2017, the Company entered into an Investor Relations Consulting Agreement with StockVest that covered the period from April 1, 2017 through July 1, 2017.  The Company issued 200,000,000 shares of restricted common stock as compensation pursuant to the Agreement.  The parties to the arrangement agreed that the shares originally issued were not sufficient therefore on April 27, 2017 the Company amended their arrangement with StockVest and issued an additional 80,000,000 shares of restricted common stock and extended the contract term through August 1, 2017.

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

11. SUBSEQUENT EVENTS

On August 7, 2017, the Company terminated the Consulting Agreement with Greg Rogers and has agreed to pay the outstanding balance of $1,300 and to issue $25,000 in shares as stipulated in the Agreement.  As of the date of this filing, the outstanding fees have not been paid and the shares have not been issued.

On August 21, 2017, the Company retired 250 Series B Voting Preferred shares issued and 121,590,909 common shares issued to Gary Tilden, a former officer and director, in accordance with his resignation arrangement.  Additionally, the Company issued Mr. Tilden 747,208 Series A Preferred shares.

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

RESULTS OF OPERATIONS

Results for the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenues:

The Company's revenues were $8,351 for the three months ended June 30, 2017 compared to $1,652 for the three months ended June 30, 2016.   The increase in revenue was due to an increase in audio and video broadcasting product orders from the prior period.

Cost of Materials:

The Company's cost of materials was $6,617 for the three months ended June 30, 2017, compared to $3,004 for the three months ended June 30, 2016.   The increase was due to the purchase of additional materials required to fulfill customer orders as sales increased.

Operating Expenses:

Operating expenses consisted primarily of professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended June 30, 2017, and June 30, 2016, were $250,403 and $169,785 respectively.  The increase was primarily attributable to an increase in G&A expenses and professional fees.  During the three months ended June 30, 2017, the Company increased promotional activities and incurred additional costs to meet SEC reporting requirements.

Other Income (Expense):

Other income (expense) for the three ended June 30, 2017, and June 30, 2016, was $219,468 and $(456,503), respectively.  Other income (expense) consisted of gain or loss on debt forgiveness, gain or loss on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms.   The decrease primarily resulted from the fluctuation of the Company's stock price which impacted the valuation of the derivative liabilities and the change in the gain/loss on debt settlement between periods based on the amount of debt converted and the difference between the value of the stock issued and the debt extinguished.

Net Loss:

Net loss for the three months ended June 30, 2017 was $29,201 compared with a net loss of $627,640 for the three months ended June 30, 2016.  The decreased net loss can be explained by the changes in the gain in the fair value of derivative liabilities and the gain on settlement of debt.

Liquidity and Capital Resources

	June 30, 2017 $	March 31, 2017 $
Current Assets	75,942	79,959
Current Liabilities	9,453.266	10,890,103
Working Capital (Deficit)	(9,377,324)	(10,810,144)

The overall working capital (deficit) decreased from $(10,810,144) at March 31, 2017 to $(9,377,324) at June 30, 2017.

	June 30, 2017 $	June 30, 2016 $
Cash Flows from (used in) Operating Activities	(33,831)	(39,953)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	35,223	48,900
Net Increase (decrease) in Cash During Period	1,392	8,947

During the three months ended June 30, 2017, cash used in operating activities was $(33,831) compared to $(39,953) for the three months ended June 30, 2016.   The increase in the cash used in operating activities is primarily attributed to a gain in the fair value of derivative liabilities.

During the three months ended June 30, 2017 cash used in investing activities was $0 compared to $0 for the three months ended June 30, 2016.

During the three months ended June 30, 2017, cash from financing activity was $35,223 compared to $48,900 for the three months ended June 30, 2016.   The decrease in cash from financing activity primarily resulted from a decrease in the proceeds from convertible debt and related parties during the three months ended June 30, 2017.

As of June 30, 2017, the Company had a cash balance and asset total of $2,722 and $75,942 respectively, compared with $1,330 and $79,959 of cash and total assets, respectively, as of March 31, 2017. The decrease in assets was due to the amortization of prepaid expenses.

As of June 30, 2017, the Company had total liabilities of $9,453,266 compared with $10,890,103 as of March 31, 2017. Although there were increases in accounts payable and accrued interest on promissory notes, overall there was a decrease in total liabilities due to a gain in the fair value of derivative liabilities, and due to stock issued for liabilities which resulted in a reduction of the amount due to related parties.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of June 30, 2017, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our March 31, 2017 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our Company's officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company's officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2017, that was filed with the SEC on October 19, 2017, the Company's officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 includes a detailed discussion of our risk factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

None.

2. Subsequent Issuances:

On August 21, 2017, 121,590,090 shares of common shares and 250 shares of Series B preferred shares issued to Gary Tilden were retired.

On August 21, 2017, 747,208 shares of Series A preferred shared were issued to Gary Tilden.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.
.
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

SIMLATUS CORPORATION

Date: October 26, 2017	By:	/s/ Robert Stillwaugh
Robert Stillwaugh
President, Chief Executive Officer