Form 10-Q
period 2017-09-30
Simlatus Corp
filed 2017-11-14
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

(530) 205-3437

 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2017, there were 2,842,333 shares of the registrant's $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMLATUS CORP.
BALANCE SHEETS

	September 30,	March 31,
	2017	2017
ASSETS	(Unaudited)
Current Assets
Cash	$5,421	$1,330
Inventory, net	73,578	68,629
Prepaid expenses	-	10,000
Total Current Assets	78,999	79,959

TOTAL ASSETS	$78,999	$79,959

LIABILITIES
Current Liabilities:
Accounts payable	$228,962	$83,839
Accrued wages	705,452	656,326
Derivative liabilities	4,817,291	5,316,130
Convertible notes payable, net of discount	844,794	776,777
Convertible notes payable, interest	2,058,162	1,215,519
Related party liabilities	2,096,359	2,841,512
Total Current Liabilities	10,751,020	10,890,103

Total Liabilities	10,751,020	10,890,103

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized
Series A: 10,000,000 shares authorized	3,484	2,213
3,483,923 shares issued and outstanding at September 30, 2017
2,213,154 shares issued and outstanding at March 31, 2017
Series B: 10,000,000 shares authorized	1	1
500 shares issued and outstanding at September 30, 2017
1,000 shares issued and outstanding at March 31, 2017
Common stock, $0.00001 par value 900,000,000 authorized	28	7
2,842,333 shares issued and outstanding at September 30, 2017 (1)
733,059 shares issued and outstanding at March 31, 2017 (1)
Additional paid in capital	(2,845,797)	(4,306,526)
Accumulated deficit	(7,829,737)	(6,505,839)
Total Shareholders' Equity	(10,672,021)	(10,810,144)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$78,999	$79,959

(1) All common share amounts and per share amounts in the financial statements reflect the one-for-fifteen hundred reverse stock split that was made effective on November 1, 2017. See Note 9.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Sales	$3,600	$58,365	$11,951	$60,017
Cost of materials	3,659	32,821	10,276	35,825
Gross profit (loss)	(59)	25,544	1,675	24,192

Operating expenses:
G&A expenses	24,386	17,788	75,070	47,838
Professional fees	104,550	57,291	202,186	84,526
Salaries and wages	81,250	112,500	183,333	225,000
Total Operating expenses	210,186	187,579	460,589	357,364

Loss from operations	(210,245)	(162,035)	(458,914)	(333,172)

Other income (expense):
Gain (loss) on derivative liability valuation	(504,358)	(1,014,313)	437,916	(2,524,164)
Gain (loss) on settlement of debt	-	(348,853)	(62,421)	1,390,166
Interest expenses	(580,095)	(55,434)	(1,240,479)	(741,105)
Total other income/expenses	(1,084,453)	(1,418,600)	(864,984)	(1,875,103)

Net loss before income taxes	(1,294,698)	(1,580,635)	(1,323,898)	(2,208,275)
Income tax expense	-	-	-	-
Net loss	$(1,294,698)	$(1,580,635)	$(1,323,898)	$(2,208,275)

Per share information
Weighted number of common shares outstanding, basic and diluted (1)	2,888,150	70,110	2,193,400	72,177
Net loss per common share	$(0.4483)	$(22.55)	$(0.6036)	$(30.60)

(1) All common share amounts and per share amounts in the financial statements reflect the one-for-fifteen hundred reverse stock split that was made effective on November 1, 2017. See Note 9.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30,
	2017	2016
		(Restated)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net loss	$(1,323,898)	$(2,208,275)
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of convertible debt discount	260,211	149,229
New derivatives recorded as loan fees	98,293	48,360
Common stock issued for services	27,250	-
(Gain) loss on derivative liability valuation	(437,916)	2,524,164
(Gain) loss on settlement of debt	62,421	(1,390,166)
Decrease (increase) in operating assets
Accounts receivable	6,705	(5,010)
Inventory	(11,654)	(14,337)
Prepaid expenses	10,000	-
Increase (decrease) in operating liabilities
Accounts payable	165,024	126,727
Accrued wages	210,543	231,789
Accrued interest	843,515	474,319
Net cash used in operating activities	(89,506)	(63,200)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	-	15,000
Payments on notes payable	-	(5,044)
Proceeds from convertible notes payable	60,000	51,000
Proceeds from (payments to) related parties, net	33,597	-
Net cash provided by financing activities	93,597	60,956

Net decrease in cash	4,091	(2,244)

Cash, beginning of period	1,330	4,353
Cash, end of period	$5,421	$2,109

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Schedule of non-cash investing & financing activities:
Shares issued for liabilities	$1,343,284	$3,676,439
Preferred Series A stock converted to common stock	$1,918	$-
Derivative liability and beneficial conversion feature recorded as debt discount	$95,817	$226,000
Accrued interest on note payable transferred to principal	$872	$54,786
Common stock converted to Series A preferred stock	$1,216	$-
Accounts payable converted to convertible notes payable	$-	$10,000

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2017
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

Basis of Presentation

The accompanying financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended September 30, 2017, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending March 31, 2018 and should be read in conjunction with the Company's Form 10-K for the year ended March 31, 2017, filed with the Securities and Exchange Commission on October 25, 2017.

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of six months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  As of September 30, 2017 and March 31, 2017 the Company had no cash equivalents.

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

Accounts Receivable and Uncollectible Receivables

Accounts Receivable are recorded at the invoiced amount to the customer and do not bear interest.  The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates associated risks by actively pursuing past due accounts.  Receivables that are over 180 days past due are deemed uncollectible and are written off to the statement of operations.  During the six months ended September 30, 2017 and 2016 no receivables were written off as uncollectible.

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

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is equal to the basic per share for the six months ended September 30, 2017 and 2016. Common stock equivalents are not included in the loss per share since they are anti-dilutive.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.  As of September 30, 2017 and March 31, 2017, the Company's inventories consist only of raw materials and supplies rather than finished goods and are presented net of an allowance for obsolete inventory of $125,329.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	September 30, 2017	March 31, 2017
	Level	Fair Value	Fair Value
Derivative Liability	3	$4,817,291	$5,316,130
Total Financial Liabilities		$4,817,291	$5,316,130

In management's opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.  As of September 30, 2017 and March 31, 2017, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

As of the date of this filing, the Company is delinquent in filing their tax returns, and there is uncertainty regarding potential penalties and interest.  The last return filed by the Company was March 31, 2012, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the years ending March 31, 2013, 2014, 2015 and 2016, which are still open for examination.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (ASC Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company's financial statements.

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

3.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements for the six months ending September 30, 2016, filed with the SEC on November 16, 2016 in Form 10-Q, contained errors and omissions due to the asset acquisition on March 9, 2016 being accounted for incorrectly.  The transaction should have been treated as a reverse acquisition and capital transaction in substance, rather than an asset acquisition.  In addition to the errors resulting from the incorrect accounting for the acquisition, the September 30, 2016 financial statements were also restated to correct errors in the accounting for (1) the cancellation or forgiveness of debt, (2) the conversions of debt into common stock, (3) derivative liability valuations, and (4) incorrect revenue recognition.  Accordingly, the statements of operations for the three and six months ended September 30, 2016 and the statement of cash flows for the six months ended September 30, 2016 have been restated to correct these errors and omission.
The restated financial statements correct the following errors to the Statement of Operations:
Revenue and Cost of Materials Adjustments:
•
The Company overstated income by $3,695 for the six-month period ending September 30, 2016.  Cost of materials for the three and six-month periods were understated by $24,158 and overstated by $5,361, respectively.   This was due to errors in the timing of recognition of revenue and its associated expense.

Operating Expense Adjustments:
•
G&A expenses for the three and six-month periods were overstated by $560,904 and $930,139, respectively,  and professional fees were overstated for the three and six-month periods by $50,285 and $44,165, respectively.  Salaries and wages for the three and six-month periods were understated by $112,500 and $225,000, respectively.  This was a result of the Company incorrectly recording an intangible asset with the reverse acquisition and recognizing amortization during the six months ended September 30, 2016.  Additionally, the Company incorrectly brought RJM liabilities on the books by recording expenses and corrected account groupings on their income statement.  Lastly, the Company had to correct errors in their salary and wage calculations to correctly reflect employment agreements in place.

Other Income and Expense Adjustments:
•
For the three and six-month periods, the change in derivative liability valuation was misstated by $759,401 and $2,342,91, respectively, interest expense was understated by $50,959 and $57,647, respectively, and debt forgiveness was understated by $1,267,540 and overstated by $408,079, respectively.  These misstatements were due to the following: (1) the Company incorrectly recorded debt and its related interest and derivative amounts that were cancelled, forgiven, or exchanged, (2) the Company incorrectly recorded stock issued for debt transactions.

•
Loss on the sale of mineral property was misstated by $5,340,824 for the six-month period.  It was concluded that the exchange of the oil and gas asset for convertible debt was part of the Company's acquisition transaction with RJM & Associates. Therefore, the oil and gas lease and Direct Capital convertible debt were not assets and liabilities that were exchanged in the acquisition, and those assets and liabilities were excluded from the Company's books as of March 9, 2016, as if the exchange occurred in conjunction with the acquisition transaction instead of 2 months after.

The net effects of these corrections are noted below by line item for each financial statement that is impacted.

	As Previously
	Reported		As Restated
	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,
Statement of Operations	2016	Adjustments	2016
Sales	$58,365	$-	$58,365
Cost of materials	(8,663)	(24,158)	(32,821)
G&A expenses	(578,692)	560,904	(17,788)
Professional fees	(107,576)	50,285	(57,291)
Salaries and wages	-	(112,500)	(112,500)
Gain (loss) on derivative liability valuation	(254,912)	(759,401)	(1,014,313)
Gain (loss) on settlement of debt	918,687	(1,267,540)	(348,853)
Interest expenses	(4,475)	(50,959)	(55,434)
Loss on sale of mineral property	-	-	-
Net income (loss)	$22,734	$(1,603,369)	$(1,580,635)

Net income (loss) per common share	$0.3371		$(22.55)

	As Previously
	Reported		As Restated
	Six Months		Six Months
	Ended		Ended
	September 30,		September 30,
Statement of Operations	2016	Adjustments	2016
Sales	$63,712	$(3,695)	$60,017
Cost of materials	(41,186)	5,361	(35,825)
G&A expenses	(977,977)	930,139	(47,838)
Professional fees	(128,691)	44,165	(84,526)
Salaries and wages	-	(225,000)	(225,000)
Gain (loss) on derivative liability valuation	(181,373)	(2,342,791)	(2,524,164)
Gain on settlement of debt	982,087	408,079	1,390,166
Interest expenses	(683,458)	(57,647)	(741,105)
Loss on sale of mineral property	(5,340,824)	5,340,824	-
Net Loss	$(6,307,710)	$4,099,435	$(2,208,275)

Net loss per common share	$(0.01197)		$(30.60)

	As Previously
	Reported		As Restated
	Six Months		Six Months
	Ended		Ended
	September 30,		September 30,
Statement of Cash Flows	2016	Adjustments	2016
Cash flows from operating activities:
Net loss	$(6,307,710)	$4,099,435	$(2,208,275)
Amortization of convertible debt discount	186,180	(36,951)	149,229
Depreciation and amortization	605,839	(605,839)	-
New derivatives recorded as loan fees	-	48,360	48,360
(Gain) loss on derivative liability valuation	(486,585)	3,010,749	2,524,164
Gain on settlement of debt	-	(1,390,166)	(1,390,166)
Accounts receivable	(6,705)	1,695	(5,010)
Inventory	(1,896)	(12,441)	(14,337)
Accounts payable	143,734	(17,007)	126,727
Accrued wages	62,212	169,577	231,789
Accrued interest	(368,560)	842,879	474,319
Other short-term liabilities	(2,750,000)	2,750,000	-
Net cash used in operating activities	(8,923,491)	8,860,291	(63,200)

Cash flows from investing activities:
Deposit on intangible asset	7,026,666	(7,026,666)	-
Net cash from investing activities	7,026,666	(7,026,666)	-

Cash flows from financing activities:
Proceeds from notes payable	37,208	(22,208	15,000
Payments on notes payable	-	(5,044)	(5,044)
Proceeds from convertible notes payable	-	51,000	51,000
Payments on convertible notes payable	(2,402,497)	2,402,497	-
Proceeds from (payments to) related parties, net	(10,000)	10,000	-
Proceeds from stockholders' loans	192,635	(192,635)	-
Issuance of preferred stock	698	(698)	-
Issuance of common stock	4,078,664	(4,078,664)	-
Net cash provided by financing activities	1,896,708	(1,835,752)	60,956

Net decrease in cash	(117)	(2,127)	(2,244)
Cash, beginning of year	2,226	2,127	4,353
Cash, end of year	$2,109	$-	$2,109

4.  PREPAID EXPENSES

	September 30,	March 31,
	2017	2017
Prepaid expenses	$-	$10,000

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

During the six months ended September 30, 2017, the Company amortized prepaid expenses of $10,000 for legal fees billed and paid in advance for April through August 2017, at $2,000 per month.

5. CONVERTIBLE NOTES PAYABLE

As of September 30, 2017, and March 31, 2017, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	September 30,	March 31,
	Note Date	Date	Rate	Rate	2017	2017
ARC Capital Ltd	10/1/2015	4/2/2015	24%	Variable	$ 2,625	$ 11,625
Asher Enterprises #4	9/16/2011	6/20/2012	22%	Variable	13,000	13,000
Auctus Fund #1	12/16/2016	9/16/2017	10%	Variable	46,750	46,750
Auctus Fund #2	8/9/2017	5/9/2017	10%	Variable	46,750	-
Blackbridge Capital #2	5/3/2016	5/3/2017	5%	Variable	80,400	80,400
Carl Ambrose	3/23/2017	9/1/2018	3%	Variable	-	20,914
Direct Capital #26	4/7/2016	10/7/2016	8%	Variable	25,000	25,000
Direct Capital #27	5/17/2016	11/17/2016	8%	Variable	36,000	36,000
EMA Financial	11/9/2016	11/9/2017	10%	Variable	22,246	35,000
Frank Trapp	3/23/2017	12/31/2017	5%	Variable	-	14,945
GHS Investment #3	2/7/2017	Demand	0%	Variable	-	98,800
GW Holdings	10/13/2015	4/1/2015	24%	Variable	42,500	42,500
Rockwell Capital #5	2/28/2017	Demand	0%	Variable	-	19,782
Southridge Partners	10/27/2015	3/1/2014	22%	Variable	15,655	15,655
Syndication Capital #1	12/31/2012	10/10/2011	22%	0.01	5,000	5,000
Tide Pool	1/1/2015	7/1/2015	22%	Variable	348,500	348,500
Tri-Bridge Ventures #1	1/19/2017	10/19/2017	8%	Variable	9,000	25,000
Tri-Bridge Ventures #2	1/19/2017	10/19/2017	8%	Variable	150,000	150,000
Tri-Bridge Ventures #3	4/21/2017	1/21/2018	8%	Variable	20,000	-
Tri-Bridge Ventures #4	4/20/2017	4/20/2018	8%	0.00002	35,817	-
V2IP #2	5/13/2016	Demand	6%	Variable	10,000	10,000
					909,243	998,871
Debt discount					(64,449)	(222,094)
Notes payable, net of discount					$ 844,794	$ 776,777

During the six months ended September 30, 2017, the Company received proceeds from new convertible notes of $60,000, reclassified $872 of accrued interest into convertible notes payable, and reclassified convertible promissory notes of $35,817 into a new convertible note payable.  The Company recorded no payments on their convertible notes and conversions of $157,249 of convertible note principal.  All but one of the Company's convertible notes have a conversion rate that is variable or a conversion rate with a reset provision. Therefore, for those notes the Company has accounted for their conversion features as derivative instruments (see Note 6). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $66,750 during the six months ended September 30, 2017.  For the one note with a fixed conversion rate the Company recorded a beneficial conversion feature of $35,817, which increased the debt discount on their convertible notes.  The Company also recorded amortization of $260,211 on their convertible note debt discounts. As of September 30, 2017, the convertible notes payable are convertible into 38,184,285 shares of the Company's common stock.

During the six months ended September 30, 2016, the Company received proceeds from new convertible notes of $51,000 and reclassified $54,786 of accrued interest and $10,000 of payables into convertible notes payable. The Company recorded no payments on their convertible notes, conversions of $246,492 of convertible note principal, and gain of $27,000 representing the write-off of convertible note principal.  Each of the Company's convertible notes had a conversion rate that is variable or a conversion rate with a reset provision. Therefore, the Company accounted for such conversion features as derivative instruments. As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $226,000 during the six months ended September 30, 2016. The Company also recorded amortization of $149,229 on their convertible note debt discounts.

During the six months ended September 30, 2017 and 2016, the Company recorded accrued interest expense of $843,514 and $473,856, respectively, on its convertible notes payable.  As of September 30, 2017, the accrued interest balance was $2,058,162.

6. DERIVATIVE LIABILITIES

The following table represents the Company's derivative liability activity for the embedded conversion features for the six months ended September 30, 2017:

September 30,
2017

Balance, beginning of period	$5,316,130
Initial recognition of derivative liability	165,043
Conversion of derivative instruments to Common Stock	(225,966)
Mark-to-Market adjustment to fair value	(437,916)
Balance, end of period	$4,817,291

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date.  During the six months ended September 30, 2017, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate 0.95% - 1.20%, (2) term of 0.25 years – .75 years, (3) expected stock volatility of 199% - 390%, (4) expected dividend rate of 0%, (5) common stock price of $0.0001, and (6) exercise price of $0.00005 - $0.00007.

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized in earnings until such time as the instruments are exercised, converted or expire.

7. RELATED PARTY TRANSACTIONS

In conjunction with the reverse recapitalization transaction on March 9, 2016, the Company recorded amounts due to related parties of $6,250,000, which represented shares that were owed to members of management.  During the year ended March 31, 2017 the Company issued 698,324 Series A Preferred shares and 265,909 common shares to reduce the liability by $3,458,750, resulting in a remaining liability of $2,791,250 as of March 31, 2017.

On June 1, 2017, the Company issued 536,351 Series A Preferred shares to Gary Tilden, a former officer and director, which reduced liabilities owed to him of $960,069, of which $778,750 was related to the liability recorded for the recapitalization transaction, resulting in a remaining liability of $2,012,500.

On August 21, 2017, the Company retired 250 Series B Voting Preferred shares issued and 81,061 common shares issued to Gary Tilden, in accordance with his resignation arrangement.  Additionally, the Company issued Mr. Tilden 747,208 Series A Preferred shares.

The Company is periodically advanced noninterest bearing operating funds from related parties.  The advances are due on demand and unsecured.  As of September 30, 2017, the Company owed related parties $83,859.

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

On January 3, 2017, the Company filed an Amendment to Certificate of Designation with the Nevada Secretary of State defining the rights and preferences of the Series A Preferred Shares.  Series A Preferred Stock shall be convertible into common shares at the rate of the closing market price on the day of the conversion notice equal to the dollar amount of the value of the Series A Shares, and holders shall have no voting rights on corporate matters, unless and until they convert their Series A Shares into Common Shares, at which time they will have the same voting rights as all Common Shareholders have; their consent shall not be required for taking any corporate action.

During the six months ended September 30, 2017, Gary Tilden, a former officer and director, agreed to convert all of his outstanding salary and interest in the amount of $161,415, unpaid expenses of $19,902 and $778,750 owed in common stock pursuant to the APA agreement, to Preferred Series A Stock.  The Company issued 536,351 shares of Preferred Series A stock to satisfy $960,069 of debt owed to Mr. Tilden.  Additionally, the Company retired 250 Series B Voting Preferred shares issued and 81,061 common shares issued to Gary Tilden in accordance with his resignation arrangement, which were exchanged for 747,206 Preferred Series A Stock.

During the six months ended September 30, 2017, the Company also retired 250 Series B Voting Preferred shares issued to Donna Murtaugh and converted 12,788 Series A preferred shares into 127,888 common shares.

As of September 30, 2017, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares were authorized, of which 3,483,923 Series A shares were issued and outstanding, (2,213,154 shares as of March 31, 2017) and 500 Series B shares were issued and outstanding (1,000 shares as of March 31, 2017).

9. COMMON STOCK

During the six months ended September 30, 2017, the Company issued 53,333 shares of common stock for services valued $16,000, based on the market price of the Company's common stock on the date of issuance.

During the six months ended September 30, 2017, the Company retired 81,061 common shares issued to Gary Tilden in accordance with his resignation arrangement, which were exchanged for 747,206 Preferred Series A Stock.

During the six months ended September 30, 2017, the holders of convertible notes converted a total of $157,249 of principal into 2,009,113 shares of common stock. The common stock was valued at $450,135 based on the market price of the Company's stock on the date of conversion.  The issuance extinguished $225,966 worth of derivative liabilities and $62,421 was recorded as a gain on settlement of debt.

During the six months ended September 30, 2017, 127,888 common shares were issued in exchange for 12,788 shares of Series A preferred shares.

During the six months ended September 30, 2016, the holders of convertible notes converted a total of $246,492 of principal and $4,440 of accrued interest into 16,444 shares of common stock. The common stock was valued at $849,588 based on the market price of the Company's stock on the date of conversion.  The issuance extinguished $694,570 worth of derivative liabilities and $78,850 was recorded as a gain on settlement of debt.

On October 31, 2017, the Company approved the authorization of a 1 for 1,500 reverse stock split of the Company's outstanding shares of common stock.  The Company's financial statements have been retroactively adjusted for this stock split for all periods presented.

On November 1, 2017, the Company filed a Certificate of Amendment with the Secretary of State in Nevada, to amendment its Articles of Incorporation pursuant to the reverse split and to reduce the number of authorized common shares to 900,000,000 having a par value of $0.00001.  Any fractional shares which results from that reverse stock split will be rounded up to the next whole share. All common share amounts and per share amounts in the financial statements reflect the one-for-fifteen hundred reverse stock split.

As of September 30, 2017, 900,000,000 common shares, par value $0.00001, were authorized, of which 2,842,333 shares were issued and outstanding (733,059 shares as of March 31, 2017).

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

On February 1, 2017, the Company entered into a standard office lease for approximately 1,700 square feet of office space at 175 Joerschke Drive, Suite A, Grass Valley, CA 95945. The lease has a term of 1 year, from February 1, 2017 through January 31, 2018 with a monthly rent of $1,400.  The Company intends to renew this lease. Rental expenses incurred for this operating lease during the six months ended September 30, 2017 and 2016 were $10,400 and $14,400, respectively.

On March 6, 2017, the Company entered into a Consulting Agreement with TEN Associates LLC.  The Company has agreed to pay TEN Associates LLC $3,000 per month for a period of six (6) months.

On March 27, 2017, the Company entered into an Investor Relations Consulting Agreement with StockVest that covered the period from April 1, 2017 through July 1, 2017.  The Company issued 13,333 shares of restricted common stock as compensation pursuant to the Agreement.  The parties to the arrangement agreed that the shares originally issued were not sufficient therefore on April 27, 2017 the Company amended their arrangement with StockVest and issued an additional 53,333 shares of restricted common stock and extended the contract term through August 1, 2017.

On April 1, 2017, the Company entered into a Consulting Agreement with Hanson & Associates.  The Company has agreed to pay Hanson & Associates a retainer of $15,000 for services performed for a period of three (3) months, and a fee of $5,000 per month thereafter.  In addition, the Company shall issue $25,000 in SIML common shares.  The stock is to be issued upon signing of the agreement and will be restricted for six (6) months, however, as of the date of this filing the shares have not yet been issued. A liability for these shares is recorded in accounts payable on the balance sheet as of September 30, 2017.

On April 7, 2017, the Company entered into a Consulting Agreement with Greg Rogers.  The Company has agreed to pay Mr. Rogers a retainer of $10,500 and a monthly fee of $3,500.  In addition, the Company shall issue $25,000 in SIML common shares.  The stock is to be issued upon signing of the agreement and will be restricted for six (6) months.  On August 7, 2017, the Company terminated the Consulting Agreement with Greg Rogers and has agreed to pay the outstanding balance of $1,300 and to issue the $25,000 in shares as stipulated in the Agreement.  As of the date of this filing, the outstanding fees have been paid and the shares have not been issued. A liability for these shares is recorded in account payable on the balance sheet as of September 30, 2017.

On June 1, 2017, the Company entered into a Consulting Agreement with former President Gary Tilden.  The term of this agreement is for a period of one year and is renewable with mutual consent.  The Company has agreed to compensate Mr. Tilden $2,500 per month and any unpaid fees will accrue interest at 6% per year.

11. SUBSEQUENT EVENTS

On October 18, 2017, the Company entered in a Convertible Promissory Note with Emunah Funding LLC in the amount of $110,000.  The note is unsecured, bears no interest, and matures on October 18, 2018.

On October 18, 2017, the Company entered in a Convertible Promissory Note with Emunah Funding LLC in the amount of $30,000.  The note is unsecured, bears no interest, and matures on October 18, 2018.

On October 18, 2017, the Company entered in a Convertible Promissory Note with Emunah Funding LLC in the amount of $25,000.  The note is unsecured, bears no interest, and matures on October 18, 2018.

On October 20, 2017, the Company entered in a Convertible Promissory Note with Emunah Funding LLC in the amount of $33,480.  The note is unsecured, bears interest at 8% per annum, and matures on July 20, 2018.

On October 20, 2017, the Company executed a Common Stock Purchase Warrant for 39,227 shares.  The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.75 per share.

On October 31, 2017, the Company approved the authorization of a 1 for 1,500 reverse stock split of the Company's outstanding shares of common stock.  The Company's financial statements have been retroactively adjusted for this stock split for all periods presented.

On November 1, 2017, the Company filed a Certificate of Amendment with the Secretary of State in Nevada, to amendment its Articles of Incorporation pursuant to the reverse split and to reduce the number of authorized common shares to 900,000,000 having a par value of $0.00001.  Any fractional shares which results from that reverse stock split will be rounded up to the next whole share. All common share amounts and per share amounts in the financial statements reflect the one-for-fifteen hundred reverse stock split.

On November 2, 2017, the Company entered into a six-month Consulting Agreement with Jump Television Studio's LLC to provide market intelligence to assist in strategic planning and news dissemination.  The Company has agreed to pay Jump Television Studio's a fee of $30,000 for services performed, which is payable on or before January 3, 2018.  In addition, the Company shall issue restricted shares of SIML common stock equal to $250,000.

On November 6, 2017, the Company executed an Adoption Agreement with Emunah Funding LLC (the "Purchaser"), pursuant to the terms of a Securities Purchase Agreement dated October 20, 2017.  The Purchaser agrees that in exchange for a $9,000 payment to the Company, the Purchaser's note is being increased by $9,720.

On November 6, 2017, the Company executed a Common Stock Purchase Warrant for 10,225 shares.  The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.75 per share.

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

RESULTS OF OPERATIONS

Results for the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues:

The Company's revenues were $3,600 for the three months ended September 30, 2017 compared to $58,365 for the three months ended September 30, 2016.   The decrease in revenue was due to a decrease in audio and video broadcasting product orders from the prior period.

Cost of Materials:

The Company's cost of materials was $3,659 for the three months ended September 30, 2017, compared to $32,821 for the three months ended September 30, 2016.   The decrease was due to the fewer purchases of materials required to fulfill customer orders as sales decreased.

Operating Expenses:

Operating expenses consisted primarily of professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended September 30, 2017 and September 30, 2016, were $210,186 and $187,579 respectively.  The decrease was primarily attributable to a decrease in professional fees and also wages due to the resignation of an employee.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2017 and September 30, 2016, was $(1,084,453) and $(1,418,600), respectively.  Other income (expense) consisted of gain or loss on debt forgiveness, gain or loss on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The decrease primarily resulted from the fluctuation of the Company's stock price which impacted the valuation of the derivative liabilities and the change in the gain/loss on debt settlement between periods based on the amount of debt converted and the difference between the value of the stock issued and the debt extinguished.

Net Loss:

Net loss for the three months ended September 30, 2017 was $1,294,698 compared with a net loss of $1,580,635 for the three months ended September 30, 2016.  The decreased net loss can be explained by the changes in the gain in the fair value of derivative liabilities and the gain on settlement of debt and the decrease in operating expenses.

Results for the six months ended September 30, 2017 compared to the six months ended September 30, 2016

Revenues:

The Company's revenues were $11,951 for the six months ended September 30, 2017 compared to $60,017 for the six months ended September 30, 2016.   The decrease in revenue was due to a decrease in audio and video broadcasting product orders from the prior period.

Cost of Materials:

The Company's cost of materials was $10,276 for the six months ended September 30, 2017, compared to $35,825 for the six months ended September 30, 2016.   The decrease was due to a reduction in materials necessary to fulfill orders.

Operating Expenses:

Operating expenses consisted primarily of professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the six months ended September 30, 2017, and September 30, 2016, were $460,589 and $357,364 respectively.  The increase was primarily attributable to an increase in G&A expenses and professional fees.  During the six months ended September 30, 2017, the Company increased promotional activities and incurred additional costs to meet SEC reporting requirements.

Other Income (Expense):

Other income (expense) for the six months ended September 30, 2017 and September 30, 2016, was $(864,984) and $(1,875,103), respectively.  Other income (expense) consisted of gain or loss on debt forgiveness, gain or loss on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms.   The decrease primarily resulted from the fluctuation of the Company's stock price which impacted the valuation of the derivative liabilities and the change in the gain/loss on debt settlement between periods based on the amount of debt converted and the difference between the value of the stock issued and the debt extinguished.

Net Loss:

Net loss for the six months ended September 30, 2017 was $1,323,898 compared with a net loss of $2,208,275 for the six months ended September 30, 2016.  The decreased net loss can be explained by the changes in the gain in the fair value of derivative liabilities offset with and the gain on settlement of debt recorded in the prior period.

Liquidity and Capital Resources

	September 30, 2017 $	March 31, 2017 $
Current Assets	78,999	79,959
Current Liabilities	10,571,020	10,890,103
Working Capital (Deficit)	(10,672,021)	(10,810,144)

The overall working capital (deficit) decreased from $(10,810,144) at March 31, 2017 to $(10,672,021) at September 30, 2017.

	September 30, 2017 $	September 30, 2016 $
Cash Flows from (used in) Operating Activities	(89,506)	(63,200)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	93,597	60,956
Net Increase (decrease) in Cash During Period	4,091	(2,244)

During the six months ended September 30, 2017, cash used in operating activities was $(89,506) compared to $(63,200) for the six months ended September 30, 2016.   The increase in the cash used in operating activities is primarily attributed to a gain in the fair value of derivative liabilities and accrued interest.

During the six months ended September 30, 2017 cash used in investing activities was $0 compared to $0 for the six months ended September 30, 2016.

During the six months ended September 30, 2017, cash from financing activity was $93,597 compared to $60,956 for the six months ended September 30, 2016.   The increase in cash from financing activity primarily resulted from an increase in the proceeds from convertible notes during the six months ended September 30, 2017.

As of September 30, 2017, the Company had a cash balance and asset total of $5,421 and $78,999 respectively, compared with $1,330 and $79,959 of cash and total assets, respectively, as of March 31, 2017. The decrease in assets was due to the amortization of prepaid expenses.

As of September 30, 2017, the Company had total liabilities of $10,571,020 compared with $10,890,103 as of March 31, 2017. Although there were increases in accounts payable and accrued interest on promissory notes, overall there was a decrease in total liabilities due to a gain in the fair value of derivative liabilities, and due to stock issued for liabilities which resulted in a reduction of the amount due to related parties.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of September 30, 2017, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our March 31, 2017 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (ASC Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company's financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our Company's officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company's officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2017, that was filed with the SEC on October 19, 2017, the Company's officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Simlatus Corporation

Date: November 14, 2017	By:	/s/ Robert Stillwaugh
Robert Stillwaugh
President, Chief Executive Officer