Form 10-Q
period 2017-12-31
Simlatus Corp
filed 2018-02-20
CIK 1399306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53276

SIMLATUS CORPORATION

(Name of small business issuer in its charter)

Nevada	20-2675800
(State of incorporation)	(I.R.S. Employer Identification No.)

175 Joerschke Dr., Ste. A
Grass Valley, CA 95945
(Address of principal executive offices)

(530) 205-3437
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐{

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐{

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 12, 2018, there were 2,914,797 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,”“SIML,” “our,” “us,” the “Company,” refers to Simlatus Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMLATUS CORP.
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash	$481	$1,330
Accounts receivable	5,760	—
Inventory, net	57,172	68,629
Prepaid expenses	—	10,000
Total Current Assets	63,413	79,959

TOTAL ASSETS	$63,413	$79,959

LIABILITIES
Current Liabilities:
Accounts payable	$335,634	$83,839
Accrued wages	802,708	656,326
Derivative liabilities	3,905,412	5,316,130
Convertible notes payable, net of discount	640,311	776,777
Convertible notes payable, interest	2,420,978	1,215,519
Related party liabilities	2,112,139	2,841,512
Total Current Liabilities	10,217,182	10,890,103

Long term notes payable	61,000	—

Total Liabilities	10,278,182	10,890,103

Commitments and contingencies	—	—

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value 20,000,000 shares authorized
Series A: 10,000,000 shares authorized	3,484	2,213
3,483,923 shares issued and outstanding at December 31, 2017
2,213,154 shares issued and outstanding at March 31, 2017
Series B: 10,000,000 shares authorized	1	1
500 shares issued and outstanding at December 31, 2017
1,000 shares issued and outstanding at March 31, 2017
Common stock, $0.00001 par value 900,000,000 authorized	29	7
2,914,797 shares issued and outstanding at December 31, 2017 (1)
733,059 shares issued and outstanding at March 31, 2017 (1)
Additional paid in capital	(2,845,791)	(4,306,526)
Accumulated deficit	(7,372,492)	(6,505,839)
Total Shareholders’ Deficit	(10,214,769)	(10,810,144)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$63,413	$79,959

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-fifteen hundred reverse stock split that was made effective on November 1, 2017. See Note 10.

The accompanying notes are an integral part of these condensed financial statements

SIMLATUS CORP.
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
		(Restated)		(Restated)
Sales	$11,454	$5,905	$23,405	$65,922
Cost of materials	22,664	10,933	32,940	46,758
Gross profit (loss)	(11,210)	(5,028)	(9,535)	19,164

Operating expenses:
G&A expenses	25,970	99,242	101,040	147,080
Professional fees	140,820	74,559	343,006	159,085
Salaries and wages	81,250	112,500	264,583	337,500
Total operating expenses	248,040	286,301	708,629	643,665

Loss from operations	(259,250)	(291,329)	(718,164)	(624,501)

Other income (expense):
Gain (loss) on derivative liability valuation	1,275,188	54,563	1,713,104	(2,469,601)
Gain (loss) on settlement of debt	234,495	(180,200)	172,074	1,209,966
Interest expense	(793,188)	(625,464)	(2,033,667)	(1,366,569)
Total other income (expense)	716,495	(751,101)	(148,489)	(2,626,204)

Net income (loss) before income taxes	457,245	(1,042,430)	(866,653)	(3,250,705)
Income tax expense	—	—	—	—
Net income (loss)	$457,245	$(1,042,430)	$(866,653)	$(3,250,705)

Per share information
Weighted number of common shares outstanding, basic and diluted (1)	2,880,140	226,139	2,423,146	99,264
Net income (loss) per common share	0.1588	(4.6097)	(0.3577)	(32.7481)

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-fifteen hundred reverse stock split that was made effective on November 1, 2017. See Note 10.

The accompanying notes are an integral part of these condensed financial statements

SIMLATUS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31,
	2017	2016
		(Restated)

Cash flows from operating activities:
Net loss	$(866,653)	$(3,250,705)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	355,067	275,784
New derivatives recorded as loan fees	364,403	224,087
Common stock issued for services	27,250	19,719
(Gain) loss on derivative liability valuation	(1,713,104)	2,469,601
(Gain) loss on settlement of debt	(172,074)	(1,209,966)
Decrease (increase) in operating assets:
Accounts receivable	945	(1,230)
Inventory	4,752	(7,807)
Prepaid expenses	10,000	—
Increase (decrease) in operating liabilities:
Accounts payable	271,696	191,867
Accrued wages	307,799	352,802
Accrued interest	1,259,992	769,613
Net cash used in operating activities	(149,927)	(166,235)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from notes payable	—	15,000
Payments on notes payable	—	(5,687)
Proceeds from convertible notes payable	99,701	121,000
Proceeds from (payments to) related parties, net	49,377	39,910
Net cash provided by financing activities	149,078	170,223

Net increase (decrease) in cash	(849)	3,988

Cash, beginning of period	1,330	4,353
Cash, end of period	$481	$8,341

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Shares issued for liabilities	$1,356,125	$4,494,997
Preferred Series A stock converted to common stock	$1,918	$—
Derivative liability and beneficial conversion feature recorded as debt discount	$200,857	$372,952
Accrued interest on note payable transferred to principal	$872	$54,786
Common stock converted to Series A preferred stock	$1,216	$—
Accounts payable converted to convertible notes payable	$26,741	$86,952
Convertible notes payable converted to long term notes payable	$61,000	$—

The accompanying notes are an integral part of these condensed financial statements

SIMLATUS CORP.
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
December 31, 2017
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Simlatus Corporation (“SIML” or “Company”) was incorporated in the State of Nevada under the name Sunberta Resources Inc. on November 15, 2006, as a mining and exploration of mineral claims business. On November 18, 2009, the Company changed its name to Grid Petroleum Corp. and continued with the mining and exploration of mineral claims operations, exploring mining claims in Alberta, Canada, Vancouver Island, British Columbia, England and the United States.

On March 9, 2016, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RJM and Associates, LLC, a California limited liability company (“RJM”) whereby RJM’s owners became the directors of the Company and were to be issued $6,250,000 worth of the Company’s stock; $5,000,000 of Restricted Common Stock 90 days from the date of this agreement and $1,250,000 of Preferred Series-A Shares of the Company’s Preferred Stock (the “Acquisition”). On the same date, the entire management of RJM became the entire management of the Company. The Company’s transaction with RJM has been treated as a reverse recapitalization of the Company, with the Company (the legal acquirer of RJM) considered the accounting acquiree, and RJM, whose management took control of the Company (the legal acquiree of the Company), considered the accounting acquirer. The historical financial statements include the operations of the accounting acquirer (RJM) for all periods presented.

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

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended December 31, 2017, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending March 31, 2018 and should be read in conjunction with the Company’s Form 10-K for the year ended March 31, 2017, filed with the Securities and Exchange Commission on October 25, 2017.

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of six months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2017 and March 31, 2017 the Company had no cash equivalents.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company’s revenues to date consist of the sale of audio and video broadcasting products.

Accounts Receivable and Uncollectible Receivables

Accounts Receivable are recorded at the invoiced amount to the customer and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates associated risks by actively pursuing past due accounts. Receivables that are over 180 days past due are deemed uncollectible and are written off to the statement of operations. During the nine months ended December 31, 2017 and 2016 no receivables were written off as uncollectible.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is equal to the basic per share for the nine months ended December 31, 2017 and 2016. Common stock equivalents are not included in the loss per share since they are anti-dilutive.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2017 and March 31, 2017, the Company’s inventories consist only of raw materials and supplies rather than finished goods and are presented net of an allowance for obsolete inventory of $125,329.

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

Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	December 31, 2017	March 31, 2017
	Level	Fair Value	Fair Value
Derivative Liability	3	$3,905,412	$5,316,130
Total Financial Liabilities		$3,905,412	$5,316,130

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of December 31, 2017 and March 31, 2017, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

As of the date of this filing, the Company is delinquent in filing their tax returns, and there is uncertainty regarding potential penalties and interest. The last return filed by the Company was March 31, 2012, and the Company has not accrued any potential penalties or interest from that period forward. The Company will need to file returns for the years ending March 31, 2013, 2014, 2015,2016 and 2017, which are still open for examination.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company’s financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). Among other provisions, this ASU requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, an entity should not consider the down round feature. The ASU also recharacterizes as a scope exception the indefinite deferral available to private companies with mandatorily redeemable financial instrument and certain noncontrolling interests, which does not have an accounting effect but addresses navigational concerns within the FASB Accounting Standards Codification. The provisions of the ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of assessing the impact on its consolidated financial statements.

2. GOING CONCERN

These financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced substantial losses since its inception, has limited business operations, and has total liabilities in excess of total assets, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements for the nine months ending December 31, 2016, filed with the SEC on February 21, 2017 in Form 10-Q, contained errors and omissions due to the asset acquisition on March 9, 2016 being accounted for incorrectly. The transaction should have been treated as a reverse acquisition and capital transaction in substance, rather than an asset acquisition. In addition to the errors resulting from the incorrect accounting for the acquisition, the December 31, 2016 financial statements were also restated to correct errors in the accounting for (1) the cancellation or forgiveness of debt, (2) the conversions of debt into common stock, (3) derivative liability valuations, and (4) incorrect revenue recognition. Accordingly, the statements of operations for the three and nine months ended December 31, 2016 and the statement of cash flows for the nine months ended December 31, 2016 have been restated to correct these errors and omission.

The restated financial statements correct the following errors to the Statement of Operations:

Revenue and Cost of Materials Adjustments:

●	The Company overstated income by $3,695 for the nine-month period ending December 31, 2016. Cost of materials for the three and nine-month periods were understated by $14,333 and $8,972, respectively. This was due to errors in the timing of recognition of revenue and its associated expense.

Operating Expense Adjustments:

●	G&A expenses for the three and nine-month periods were overstated by $435,888 and $1,366,027, respectively, and professional fees were overstated for the three-month period by $31,254 and overstated for the nine-month period by $75,418. Salaries and wages for the three and nine-month periods were understated by $112,500 and $337,500, respectively. This was a result of the Company incorrectly recording an intangible asset with the reverse acquisition and recognizing amortization during the nine months ended December 31, 2016. Additionally, the Company incorrectly brought RJM liabilities on the books by recording expenses and corrected account groupings on their income statement. Lastly, the Company had to correct errors in their salary and wage calculations to correctly reflect employment agreements in place.

Other Income and Expense Adjustments:

●	For the three and nine-month periods, the change in derivative liability valuation was misstated by $149,617 and $2,492,408, respectively, interest expense was understated by $391,278 and $448,925, respectively, and debt forgiveness was misstated by $184,604 and $223,476, respectively. These misstatements were due to the following: (1) the Company incorrectly recorded debt and its related interest and derivative amounts that were cancelled, forgiven, or exchanged, (2) the Company incorrectly recorded stock issued for debt transactions.

●	Loss on the sale of mineral property was misstated by $5,340,824 for the nine-month period. It was concluded that the exchange of the oil and gas asset for convertible debt was part of the Company’s acquisition transaction with RJM & Associates. Therefore, the oil and gas lease and Direct Capital convertible debt were not assets and liabilities that were exchanged in the acquisition, and those assets and liabilities were excluded from the Company’s books as of March 9, 2016, as if the exchange occurred in conjunction with the acquisition transaction instead of 2 months after.

●	For the nine-month period, the loss on write-off of receivables was misstated by $16,653. It was determined that the receivables should be accounted for prior to the acquisition date of March 9, 2016 since they were not liabilities incurred by RJM & Associates.

The net effects of these corrections are noted below by line item for each financial statement that is impacted.

	As Previously
	Reported		As Restated
	Three Months		Three Months
	Ended		Ended
	December 31,		December 31,
Statement of Operations	2016	Adjustments	2016
Sales	$5,905	$—	$5,905
Cost of materials	3,400	(14,333)	(10,933)
G&A expenses	(535,130)	435,888	(99,242)
Professional fees	(105,813)	31,254	(74,559)
Salaries and wages	—	(112,500)	(112,500)
Gain (loss) on derivative liability valuation	204,180	(149,617)	54,563
Gain (loss) on settlement of debt	4,404	(184,604)	(180,200)
Interest expenses	(234,186)	(391,278)	(625,464)
Loss on write-off of receivables	(16,653)	16,653	—
Net Loss	$(673,893)	$(368,537)	$(1,042,430)

Net loss per common share	$(0.0020)		$(4.6097)

	As Previously
	Reported		As Restated
	Nine Months		Nine Months
	Ended		Ended
	December 31,		December 31,
Statement of Operations	2016	Adjustments	2016
Sales	$69,617	$(3,695)	$65,922
Cost of materials	(37,786)	(8,972)	(46,758)
G&A expenses	(1,513,107)	1,366,027	(147,080)
Professional fees	(234,503)	75,418	(159,085)
Salaries and wages	—	(337,500)	(337,500)
Gain (loss) on derivative liability valuation	22,807	(2,492,408)	(2,469,601)
Gain on settlement of debt	986,490	223,476	1,209,966
Interest expenses	(917,644)	(448,925)	(1,366,569)
Loss on sale of mineral property	(5,340,824)	5,340,824	—
Loss on write-off of receivables	(16,653)	16,653	—
Net Loss	$(6,981,603)	$3,730,898	$(3,250,705)

Net loss per common share	$(0.0472)		$(32.7481)

	As Previously
	Reported		As Restated
	Nine Months		Nine Months
	Ended		Ended
	December 31,		December 31,
Statement of Cash Flows	2016	Adjustments	2016
Cash flows from operating activities:
Net loss	$(6,981,603)	$3,730,898	$(3,250,705)
Amortization of convertible debt discount	519,533	(243,749)	275,784
Depreciation and amortization	910,414	(910,414)	—
New derivatives recorded as loan fees	331,155	(107,068)	224,087
(Gain) loss on derivative liability valuation	(22,807)	2,492,408	2,469,601
(Gain) loss on settlement of debt	(986,490)	(223,476)	(1,209,966)
Loss on sale of mineral property	5,340,824	(5,340,824)	—
Loss on write-off of receivables	16,653	(16,653)	—
Common stock issued for services	25,500	(5,781)	19,719
Accounts receivable	(2,925)	1,695	(1,230)
Inventory	(14,917)	7,110	(7,807)
Accounts payable	171,708	20,159	191,867
Accrued wages	384,081	(31,279)	352,802
Accrued interest	66,955	702,658	769,613
Increase in sales tax payable	124	(124)	—
Net cash used in operating activities	(241,795)	75,560	(166,235)

Cash flows from investing activities

Cash flows from financing activities:
Proceeds from notes payable	41,308	(26,308)	15,000
Payments on notes payable	(8,100)	2,413	(5,687)
Proceeds from convertible notes payable	214,702	(93,702)	121,000
Proceeds from (payments to) related parties, net	—	39,910	39,910
Net cash provided by financing activities	247,910	(77,687)	170,223

Net decrease in cash	6,115	(2,127)	3,988
Cash, beginning of year	2,226	2,127	4,353
Cash, end of year	$8,341	$—	$8,341

4. PREPAID EXPENSES

	December 31,	March 31,
	2017	2017
Prepaid expenses	$—	$10,000

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

During the nine months ended December 31, 2017, the Company amortized prepaid expenses of $10,000 for legal fees billed and paid in advance for April through August 2017, at $2,000 per month.

5. CONVERTIBLE NOTES PAYABLE

As of December 31, 2017, and March 31, 2017, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	December 31,	March 31,
	Note Date	Date	Rate	Rate	2017	2017
ARC Capital Ltd	10/1/2015	4/2/2015	24%	Variable	$2,625	$11,625
Asher Enterprises #4	9/16/2011	6/20/2012	22%	Variable	—	13,000
Auctus Fund #1	12/16/2016	9/16/2017	10%	Variable	46,750	46,750
Auctus Fund #2	8/9/2017	5/9/2017	10%	Variable	46,750	—
Blackbridge Capital #2	5/3/2016	5/3/2017	5%	Variable	80,400	80,400
Carl Ambrose	3/23/2017	9/1/2018	3%	Variable	—	20,914
Direct Capital #26	4/7/2016	10/7/2016	8%	Variable	—	25,000
Direct Capital #27	5/17/2016	11/17/2016	8%	Variable	—	36,000
EMA Financial	11/9/2016	11/9/2017	10%	Variable	22,246	35,000
Emunah Funding #1	10/18/2017	10/18/2018	0%	Variable	110,000	—
Emunah Funding #2	10/18/2017	10/18/2018	0%	Variable	20,000	—
Emunah Funding #3	10/18/2017	10/18/2018	0%	Variable	30,000	—
Emunah Funding #4	10/20/2018	7/20/2018	8%	Variable	50,040	—
Frank Trapp	3/23/2017	12/31/2017	5%	Variable	—	14,945
GHS Investment #3	2/7/2017	Demand	0%	Variable	—	98,800
GW Holdings	10/13/2015	4/1/2015	24%	Variable	42,500	42,500
Rockwell Capital #5	2/28/2017	Demand	0%	Variable	—	19,782
Southridge Partners	10/27/2015	3/1/2014	22%	Variable	15,655	15,655
Syndication Capital #1	12/31/2012	10/10/2011	22%	0.01	—	5,000
Tide Pool	1/1/2015	7/1/2015	22%	Variable	348,500	348,500
Tri-Bridge Ventures #1	1/19/2017	10/19/2017	8%	Variable	9,000	25,000
Tri-Bridge Ventures #2	1/19/2017	10/19/2017	8%	Variable	—	150,000
Tri-Bridge Ventures #3	4/21/2017	1/21/2018	8%	Variable	—	—
V2IP #2	5/13/2016	Demand	6%	Variable	10,000	10,000
					834,466	998,871
Debt discount					(194,155)	(222,094)
Notes payable, net of discount					$640,311	$776,777

During the nine months ending December 31, 2017, the Company received proceeds from new convertible notes of $99,701, reclassified $872 of accrued interest into convertible notes payable, and reclassified convertible notes payable of $61,000 into long term promissory notes (see Note 6). The Company recorded no payments on their convertible notes, conversions of $162,249 of convertible note principal, and a total gain on settlement of $168,000 representing the write-off of convertible notes principal and interest. All but one of the Company’s convertible notes have a conversion rate that is variable or a conversion rate with a reset provision. Therefore, for those notes the Company has accounted for their conversion features as derivative instruments (see Note 7). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $165,040 during the nine months ended December 31, 2017. For the one note with a fixed conversion rate the Company recorded a beneficial conversion feature of $35,817, which increased the debt discount on their convertible notes. The Company also recorded amortization of $355,067 on their convertible note debt discounts. As of December 31, 2017, the convertible notes payable are convertible into 43,046,202 shares of the Company’s common stock.

During the nine months ended December 31, 2016, the Company received proceeds from new convertible notes of $121,000 and reclassified $54,786 of accrued interest and $86,952 of payables into convertible notes payable. The Company recorded no payments on their convertible notes, conversions of $277,292 of convertible note principal, and a gain of $27,000 representing the write-off of convertible note principal. Each of the Company’s convertible notes had a conversion rate that is variable or a conversion rate with a reset provision. Therefore, the Company accounted for such conversion features as derivative instruments. As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $224,087 during the nine months ended December 31, 2016. The Company also recorded amortization of $275,784 on their convertible note debt discounts.

During the nine months ended December 31, 2017 and 2016, the Company recorded interest expense of $1,259,992 and $769,613, respectively, on its convertible notes payable. As of December 31, 2017, the accrued interest balance was $2,420,978.

6. LONG TERM NOTE PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020.

7. DERIVATIVE LIABILITIES

The following table represents the Company’s derivative liability activity for the embedded conversion features for the nine months ended December 31, 2017:

December 31,
2017
Balance, beginning of period	$5,316,130
Initial recognition of derivative liability	536,193
Conversion of derivative instruments to common stock	(233,807)
Mark-to-Market adjustment to fair value	(1,713,104)
Balance, end of period	$3,905,412

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date. During the nine months ended December 31, 2017, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate 0.95% - 2.20%, (2) term of 0.25 years – 5 years, (3) expected stock volatility of 138% - 835%, (4) expected dividend rate of 0%, (5) common stock price of $0.0001, and (6) exercise price of $0.00005 - $0.0005.

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

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. As of December 31, 2017, the Company owed related parties $99,639.

9. PREFERRED STOCK

On January 25, 2011, the Company filed an amendment to its Nevada Certificate of Designation to create two classes of Preferred Stock, Series A and Series B, with a par value of $0.001. Each class has 10,000,000 shares authorized.

On July 1, 2015, the Company’s Board of Directors authorized the creation of shares of Series B Voting Preferred Stock and on July 27, 2015 a Certificate of Designation was filed with the Nevada Secretary of State. The holder of the shares of the Series B Voting Preferred Stock has the right to vote those shares of the Series B Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval. The vote of each share of the Series B Voting Preferred Stock is equal to and counted as 4 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.

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

During the nine months ended December 31, 2017, Gary Tilden, a former officer and director, agreed to convert all of his outstanding salary and interest in the amount of $161,415, unpaid expenses of $19,902 and $778,750 owed in common stock pursuant to the APA agreement, to Preferred Series A Stock. The Company issued 536,351 shares of Preferred Series A stock to satisfy $960,069 of debt owed to Mr. Tilden. Additionally, the Company retired 250 Series B Voting Preferred shares issued and 81,061 common shares issued to Gary Tilden in accordance with his resignation arrangement, which were exchanged for 747,206 Preferred Series A Stock.

During the nine months ended December 31, 2017, the Company also retired 250 Series B Voting Preferred shares issued to Donna Murtaugh and converted 12,788 Series A preferred shares into 127,888 common shares.

As of December 31, 2017, 10,000,000 Series A preferred shares and 10,000,000 Series B preferred shares were authorized, of which 3,483,923 Series A shares were issued and outstanding, (2,213,154 shares as of March 31, 2017) and 500 Series B shares were issued and outstanding (1,000 shares as of March 31, 2017).

10. COMMON STOCK

During the nine months ended December 31, 2017, the Company issued 53,333 shares of common stock for services valued $16,000, based on the market price of the Company’s common stock on the date of issuance.

During the nine months ended December 31, 2017, the Company retired 81,061 common shares issued to Gary Tilden in accordance with his resignation arrangement, which were exchanged for 747,206 Preferred Series A Stock.

During the nine months ended December 31, 2017, the holders of convertible notes converted a total of $162,249 of principal into 2,081,577 shares of common stock. The common stock was valued at $450,142 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $233,807 worth of derivative liabilities and $54,086 was recorded as a gain on settlement of debt.

During the nine months ended December 31, 2017, 127,888 common shares were issued in exchange for 12,788 shares of Series A preferred shares.

During the nine months ended December 31, 2016, the holders of convertible notes converted a total of $281,732 of principal and accrued interest into 57,776 shares of common stock. The common stock was valued at $934,588 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $773,578 worth of derivative liabilities, $19,063 worth of debt discount, and $101,658 was recorded as a gain on settlement of debt.

On October 31, 2017, the Company approved the authorization of a 1 for 1,500 reverse stock split of the Company’s outstanding shares of common stock. The Company’s financial statements have been retroactively adjusted for this stock split for all periods presented.

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

As of December 31, 2017, 900,000,000 common shares, par value $0.00001, were authorized, of which 2,914,797 shares were issued and outstanding (733,059 shares as of March 31, 2017).

Warrants

On October 20, 2017, the Company executed a Common Stock Purchase Warrant for 52,840,909 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on October 20, 2022.

On November 6, 2017, the Company executed a Common Stock Purchase Warrant for 15,338,160 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on November 6, 2022.

11. COMMITMENTS AND CONTINGENCIES

On June 27, 2016, the Company entered into a Consulting Agreement with Channel Sales & Consulting, LLC (“Channel”). The Company has agreed to pay Channel $3,000 per month for the first two months, and $4,000 per month thereafter. Channel will also be paid a 10% commission on all gross sales generated through a licensed dealer and 30% commission on non-licensed dealers. If within the first twelve months of the Agreement, Channel generates gross sales above $2,000,000, the Company will pay an additional 5% commission on gross sales, either in cash or restricted common stock. On October 12, 2017, the Company accepted a letter from Channel agreeing to not accept a bonus fee of $100,000 in restricted common shares of the Company.

On February 1, 2017, the Company entered into a standard office lease for approximately 1,700 square feet of office space at 175 Joerschke Drive, Suite A, Grass Valley, CA 95945. The lease has a term of 1 year, from February 1, 2017 through January 31, 2018 with a monthly rent of $1,400. On February 1, 2018, the Company entered into a month-to-month lease with a monthly rent of $1,400. Rental expenses incurred for this operating lease during the nine months ended December 31, 2017 and 2016 were $12,600 and $12,600 respectively.

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

On April 1, 2017, the Company entered into a Consulting Agreement with Hanson & Associates. The Company has agreed to pay Hanson & Associates a retainer of $15,000 for services performed for a period of three (3) months, and a fee of $5,000 per month thereafter. In addition, the Company shall issue $25,000 in SIML common shares. The stock is to be issued upon signing of the agreement and will be restricted for six (6) months, however, as of the date of this filing the shares have not yet been issued. A liability for these shares is recorded in accounts payable   on the balance sheet as of December 31, 2017.

On April 7, 2017, the Company entered into a Consulting Agreement with Greg Rogers. The Company has agreed to pay Mr. Rogers a retainer of $10,500 and a monthly fee of $3,500. In addition, the Company shall issue $25,000 in SIML common shares. The stock is to be issued upon signing of the agreement and will be restricted for six (6) months. On August 7, 2017, the Company terminated the Consulting Agreement with Greg Rogers and has agreed to pay the outstanding balance of $1,300 and to issue the $25,000 in shares as stipulated in the Agreement. As of the date of this filing, the outstanding fees have been paid and the shares have not been issued. A liability for these shares is recorded in account payable on the balance sheet as of December 31, 2017.

On June 1, 2017, the Company entered into a Consulting Agreement with former President Gary Tilden. The term of this agreement is for a period of one year and is renewable with mutual consent. The Company has agreed to compensate Mr. Tilden $2,500 per month and any unpaid fees will accrue interest at 6% per year.

On October 23, 2017, the Company entered into a Legal Retainer Agreement with Haseltine Law Group. The Company has agreed to pay Haseltine Law a monthly retainer of $5,000, with $2,500 to be paid in cash and $2,500 to be paid in SIML common stock. As of the date of this filing, the shares have not yet been issued. A liability of $7,500 is recorded in accounts payable on the balance sheet as of December 31, 2017, representing $5,000 in unissued shares and $2,500 in unpaid fees to be paid in cash for two months’ worth of services provided.

On November 2, 2017, the Company entered into a six-month Consulting Agreement with Jump Television Studio’s LLC to provide market intelligence to assist in strategic planning and news dissemination. The Company has agreed to pay Jump Television Studio’s a fee of $30,000 for services performed, which is payable on or before January 3, 2018. In addition, the Company shall issue restricted shares of SIML common stock equal to $250,000, however, as of the date of this filing the shares have not yet been issued. A liability of $83,333 for these shares is recorded in accounts payable on the balance sheet as of December 31, 2017, representing two months’ worth of services provided.

12. SUBSEQUENT EVENTS

On January 11, 2018, the Company executed an Adoption Agreement with Emunah Funding LLC (the “Purchaser”), pursuant to the terms of a Securities Purchase Agreement dated October 20, 2017. The Purchaser agrees that in exchange for a $5,000 payment to the Company, the Purchaser’s note is being increased by $5,400.

On January 11, 2018, the Company executed a Common Stock Purchase Warrant for 8,521,200 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on January 11, 2023.

On February 7, 2018, Tide Pool Ventures entered into a Settlement and Release Agreement with the Company, agreeing to cancel the principal and accrued interest of the convertible promissory note issued March 11, 2016 for $360,000 in exchange for a payment of $10,000. The payment shall be made in convertible Series A Preferred Shares at a price of $1.79 per share.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Results for the three months ended December 31, 2017 compared to the three months ended December 31, 2016

Revenues:

The Company’s revenues were $11,454 for the three months ended December 31, 2017 compared to $5,905 for the three months ended December 31, 2016. The increase in revenue was due to an increase in audio and video broadcasting product orders from the prior period.

Cost of Materials:

The Company’s cost of materials was $22,664 for the three months ended December 31, 2017, compared to $10,933 for the three months ended December 31, 2016. The increase was due to an increase in purchases of materials required to fulfill customer orders as sales increased.

Operating Expenses:

Operating expenses consisted primarily of professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended December 31, 2017 and December 31, 2016, were $248,040 and $286,301 respectively. The decrease was primarily attributable to a decrease in G&A expenses and also wages due to the resignation of an employee.

Other Income (Expense):

Other income (expense) for the three months ended December 31, 2017 and December 31, 2016, was $716,495 and $(751,101), respectively. Other income (expense) consisted of gain or loss on debt forgiveness, gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The decrease primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and the change in the gain/loss) on debt settlement between periods based on the amount of debt converted and the difference between the value of the stock issued and the debt extinguished.

Net Profit (Loss):

Net profit (loss) for the three months ended December 31, 2017 was $457,245 compared to $(1,042,430) for the three months ended December 31, 2016. The decreased net loss can be explained by the changes in the gain in the fair value of derivative liabilities and the gain on settlement of debt and the decrease in operating expenses.

Results for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016

Revenues:

The Company’s revenues were $23,405 for the nine months ended December 31, 2017 compared to $65,922 for the nine months ended December 31, 2016. The decrease in revenue was due to a decrease in audio and video broadcasting product orders from the prior period.

Cost of Materials:

The Company’s cost of materials was $32,940 for the nine months ended December 31, 2017, compared to $46,758 for the nine months ended December 31, 2016. The decrease was due to a reduction in materials necessary to fulfill orders.

Operating Expenses:

Operating expenses consisted primarily of professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the nine months ended December 31, 2017, and December 31, 2016, were $708,629 and $643,665 respectively. The increase was primarily attributable to an increase in professional fees related to new consulting agreements. During the nine months ended December 31, 2017, the Company increased promotional activities and incurred additional costs to meet SEC reporting requirements.

Other Income (Expense):

Other income (expense) for the nine months ended December 31, 2017 and December 31, 2016, was $(148,489) and $(2,626,204), respectively. Other income (expense) consisted of gain or loss on debt forgiveness, gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The decrease primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and the change in the gain/loss on debt settlement between periods based on the amount of debt converted and the difference between the value of the stock issued and the debt extinguished.

Net Loss:

Net loss for the nine months ended December 31, 2017 was $866,653 compared with a net loss of $3,250,705 for the nine months ended December 31, 2016. The decreased net loss can be explained by the changes in the gain in the fair value of derivative liabilities offset with and the gain on settlement of debt recorded in the prior period.

Liquidity and Capital Resources

	December 31, 2017 $	March 31, 2017 $
Current Assets	63,413	79,959
Current Liabilities	10,217,182	10,890,103
Working Capital (Deficit)	(10,153,769)	(10,810,144)

The overall working capital (deficit) decreased from $(10,810,144) at March 31, 2017 to $(10,153,769) at December 31, 2017.

	December 31, 2017 $	December 31, 2016 $
Cash Flows from (used in) Operating Activities	(149,927)	(166,235)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	149,078	170,223
Net Increase (decrease) in Cash During Period	(849)	3,988

During the nine months ended December 31, 2017, cash used in operating activities was $149,927 compared to $166,235 for the nine months ended December 31, 2016. The decrease in the cash used in operating activities is primarily attributed to a gain in the fair value of derivative liabilities and accrued interest.

During the nine months ended December 31, 2017 cash used in investing activities was $0 compared to $0 for the nine months ended December 31, 2016.

During the nine months ended December 31, 2017, cash from financing activity was $149,078 compared to $170,223 for the nine months ended December 31, 2016. The decrease in cash from financing activity primarily resulted from a decrease in the proceeds from convertible notes during the nine months ended December 31, 2017.

As of December 31, 2017, the Company had a cash balance and asset total of $481 and $63,413 respectively, compared with $1,330 and $79,959 of cash and total assets, respectively, as of March 31, 2017. The decrease in assets was due to the amortization of prepaid expenses.

As of December 31, 2017, the Company had total liabilities of $10,278,182 compared with $10,890,103 as of March 31, 2017. Although there were increases in accounts payable, accrued wages and accrued interest on promissory notes, overall there was a decrease in total liabilities due to a gain in the fair value of derivative liabilities, and due to stock issued for liabilities which resulted in a reduction of the amount due to related parties.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of December 31, 2017, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our March 31, 2017 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company’s financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). Among other provisions, this ASU requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, an entity should not consider the down round feature. The ASU also recharacterizes as a scope exception the indefinite deferral available to private companies with mandatorily redeemable financial instrument and certain noncontrolling interests, which does not have an accounting effect but addresses navigational concerns within the FASB Accounting Standards Codification. The provisions of the ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of assessing the impact on its consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2017, that was filed with the SEC on October 19, 2017, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None..

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.45	Asset Purchase Agreement, by and between the Company and RJM and Associates, dated March 9, 2016	Filed with the SEC on March 10, 2016 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
01.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 20, 2018

/s/ Robert Stillwaugh
By: Robert Stillwaugh
Its: President, Chief Executive Officer