Form 10-K
period 2018-03-31
Simlatus Corp
filed 2018-09-24
CIK 1399306

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number 000-53276

SIMLATUS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-2675800
(State or other jurisdiction of Incorporation)	(IRS Employer Identification Number)

175 Joerschke Drive, Ste. A Grass Valley, CA 95945 (Address of principal executive offices)

(530) 205-3437 (Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On September 29, 2017, the last business day of the registrants most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $22, based upon the closing price on that date of the Common Stock of the registrant of $0.0001. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of September 13, 2018, there were 2,914,797 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “Simlatus”, “we”, “us”, “our” and “our company” refer to Simlatus Corporation, unless otherwise indicated.

PART I

ITEM 1. BUSINESS

General Overview

Simlatus manufactures, in their facility and through various suppliers, its own product line of commercial audio and video systems that offer advanced applications used within the commercial and government broadcast industry and other industries where such applications are required. The Company products are sold through a global distribution network of established audio/video equipment retailers that have been selling the Simlatus products for approximately 20 years.

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

On March 9, 2016, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RJM and Associates, LLC, a California limited liability company (“RJM”) whereby RJM’s owners became the directors of the Company and were to be issued $6,250,000 worth of the Company’s stock; $5,000,000 of Restricted Common Stock 90 days from the date of this agreement and $1,250,000 of Preferred Series-A Shares of the Company’s Preferred Stock. On the same date the entire management of RJM became the entire management of the Company.

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

The Company currently sells approximately 55 different audio/video products and is preparing to market its newest audio/video product referred to as SyncPal™. In addition to the Company’s traditional line of audio/video products, it has commenced the research & development of its Immersive Broadcast System, referred to as the Simlatus-IBS™. The Simlatus-IBS™ will include commercial augmented reality and virtual reality applications for studio engineers. These applications, both hardware and software, will allow the customer to control and manage the studio audio/video systems from anywhere in the world. These products are being developed to serve a market segment that is presently being strongly embraced by consumers and is forecasted, by some of the most widely recognized tech companies in the world, as becoming a multi-billion-dollar market in the very near future. The Market Analysis and IP Portfolio will include new patents specifically developed for these products and owned by the Company.

Competition and Marketing

The Company has performed an in-depth investigation and analysis of our competition and determines this as one of the most important components of our comprehensive market analysis. This allows us to assess our competitor’s strengths and weaknesses in our marketplace and implement effective strategies to improve our competitive advantage. The Company has identified our competition to determine and weigh our attributes, assess our strengths and weaknesses, and uncover our objectives and strategies in our market segment. Key factors contributing to market growth is adoption of HDTV and entertainment distribution via the Internet. The Company has begun to focus new product development in digital and analog/digital conversion solutions to better satisfy changing market demand. Immersive technologies with augmented reality and virtual reality await the near future for the Broadcast Industry. Simlatus has access to top professionals in Immersive Technology and is now designing their new Immersive Broadcast Studio (IBS).

The global broadcast switcher market is expected to reach $2B by 2020, as compared to the broadcast switcher market in 2013 of $1.28B. The CAGR growth of 6.7% will occur from 2014 to 2020, whereas augmented reality devices which combine virtual objects with the real world through high-tech glasses, are forecast to become a $120 billion business by 2020. New media channels and automation will substantially drive market growth over the next 5 years, and Simlatus has initiated its B2B and B4B platform with its domestic and international distribution

We have determined that a business marketing a product similar to, or as a substitute for, our own product in the same geographic area is a direct competitor. Firms offering dissimilar or substitute products in relation to our products or services are considered indirect competitors. Indirect competition would exist between the manufacturing of commercial broadcast equipment selling to the same customers. To achieve and maintain a competitive advantage in reaching and selling to our target market, our management has gained a thorough knowledge of our competition. An in-depth competitive analysis has provided the company with understanding of how our existing and potential customers rate the competition, a positive identification of our competitor’s strengths and weaknesses, and a mechanism to develop effective competitive strategies in our target market.

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

Our competitors are profitable, and the industry is expanding into augmented/virtual audio-video products. Our product line and Ensemble Designs, Inc. have been in business for approximately 20 years. The attributes that the majority of customers request is pricing and support. Simlatus and all of our competition provide warranty and repair services for all products. Our current customers include Fox News, DirecTV, Warner Bros. and a variety of government-based buyers for military and government locations.

We provide an informative website for all of our products, company information and distribution. We provide various testimonial statements from major customers. We further advertise in trade journals and through our distribution websites. Each of our products includes a complete manual and specifications data sheet.

Our sales staff has more access to competitive information than anyone else in our organization. Customers often show our sales people sales literature, contracts, price quotes, and other information from competitors. It is our responsibility to obtain customers to discuss problems they have with a competitor’s product. Customers will also reveal our competition’s product benefits, strengths, and customer service programs. We instruct our sales force to ask for copies of any competitive literature if and when that’s possible. All sales staff maintains a record of all competitive information they discover and devote a regular portion of each sales meeting to a discussion of the competition. Our other employees working in other areas of the company also become exposed to competitive information.

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

We interview our customers, suppliers, and industry experts about our competition’s product and service periodically. Once we’ve gathered all of the competitive data we analyze the data to determine product information, market share, marketing strategies, and to identify our competition’s strengths and weaknesses. We rely on our sales staff and customer feedback what product features and benefits are most important to our customers and potential customers. A product’s or services competitive position is largely determined by how well it is differentiated from our competition and by its price.

Our products have been sold for approximately 20 years and our sales strategy provides the company an advantage with our existing dealers & customers, existing product line, existing Broadcast users, Manufacturing Processes, Experienced Personnel, Professional Management, and Quality Product Reputation. Simlatus is positioned with current sales of their commercial broadcasting support systems and is now structuring the R&D virtual/augmented reality products to develop a strategic technology roadmap which will enable the company to expand into high-growth digital television and over-the-top (OTT) markets. These products are being developed for Simlatus’ existing consumers and newer markets. Further, Simlatus understands market trends, including worldwide movement towards high speed, IP software solutions. Simlatus will continue to focus on driving adoption of upgraded technology and the company’s R&D focus will be on programs to out-pace competition.

Employees

As of the date of this filing, the Company has 3 employees. In addition, the Company contracts 14 engineering consultants and engages 8 suppliers for product development and manufacturing.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

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

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCQB for the period from April 1, 2017 through March 31, 2018, and April 1, 2016 through March 31, 2017, based on our fiscal year end March 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018 - High	0.0009	0.0002	0.0001	0.0001
2018 - Low	0.0001	0.0001	0.0001	0.0001
2017 - High	0.5	0.1	0.0235	0.0015
2017 - Low	0.01	0.001	0.0007	0.0002

Record Holders

As of March 31, 2018, there were 2,914,797 shares of the registrant’s $0.00001 par value common stock issued and outstanding, which were held by 26 shareholders of record.

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

Recent Sales of Unregistered Securities

On April 27, 2017, the Company issued 53,333 shares of common stock for services valued $24,000, based on the market price of the Company’s common stock on the date of agreement.

During the year ended March 31, 2018, the holders of convertible notes converted a total of $161,336 of principal into 2,081,577 shares of common stock. The common stock was valued at $818,595 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $1,202,404 worth of derivative liabilities and $202,809 was recorded as a loss on settlement of debt.

Recent issuances of unregistered securities subsequent to our fiscal year ended of March 31, 2018

None.

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

Results for the Year Ended March 31, 2018 Compared to the Year Ended March 31, 2017

Revenues:

The Company’s revenues were $23,405 for the year ended March 31, 2018 compared to $68,955 for the year ended March 31, 2017. The decrease in revenue was due to a decrease in audio and video broadcasting product orders from the prior year.

Cost of Sales:

The Company’s cost of materials was $89,263 for the year ended March 31, 2018, compared to $52,203 for the year ended March 31, 2017. Although there was decrease in cost of materials due to a reduction in materials necessary to fulfill orders, the overall increase in cost of sales was due to inventory impairment of $61,188 recorded during the year ended March 31, 2018.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the year ended March 31, 2018, and March 31, 2017, were $862,527 and $827,176, respectively. The increase was primarily attributable to an increase in professional fees related to new consulting agreements. During the year ended March 31, 2018, the Company increased promotional activities and incurred additional costs to meet SEC reporting requirements.

Other Income (Expense):

Other income (expense) for the year ended March 31, 2018, and March 31, 2017, was $(3,470,164) and $(5,173,408), respectively. Other income (expense) consisted of gain or loss on debt forgiveness, gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The decrease primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and the change in the gain/loss on debt settlement between periods based on the amount of debt converted and the difference between the value of the stock issued and the debt extinguished.

Net Loss:

Net loss for the year ended March 31, 2018, was $4,398,549 compared with a net loss of $5,983,832 for the year ended March 31, 2017. The decreased net loss can be explained by the changes in the gain in the fair value of derivative liabilities offset with and the gain on settlement of debt recorded in the prior period.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	March 31,	March 31,
	2018	2017
Current Assets	$8,626	$79,959
Current Liabilities	11,803,229	10,890,103
Working Capital (Deficit)	$(11,794,603)	$(10,810,144)

The overall working capital (deficit) increased from $(10,810,144) at March 31, 2017 to $(11,794,603) at March 31, 2018.

	March 31,	March 31,
	2018	2017
Cash Flows from (used in) Operating Activities	$(236,089)	$(208,598)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	237,190	205,575
Net Increase (decrease) in Cash During Period	$1,101	$(3,023)

During the year ended March 31, 2018, cash used in operating activities was $236,089 compared to $208,598 for the year ended March 31, 2017. The increase in the cash used in operating activities is primarily attributed to the loss in the settlement with the former CEO, penalties on convertible debt and accrued interest.

During the year ended March 31, 2018 cash used in investing activities was $0 compared to $0 for the year ended March 31, 2017.

During the year ended March 31, 2018, cash from financing activity was $237,190 compared to $205,575 for the year ended March 31, 2017. The increase in cash from financing activity primarily resulted from an increase in the proceeds from convertible notes during the year ended March 31, 2018.

As of March 31, 2018, the Company had a cash balance and asset total of $2,431 and $8,626 respectively, compared with $1,330 and $79,959 of cash and total assets, respectively, as of March 31, 2017. The decrease in assets was due to the amortization of prepaid expenses and inventory impairment.

As of March 31, 2018, the Company had total liabilities of $11,864,229 compared with $10,890,103 as of March 31, 2017. The increase in total liabilities was primarily attributed to the to a loss in the fair value of derivative liabilities and an increase in convertible note payable accrued interest.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of March 31, 2018, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our March 31, 2018 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the standard on April 1, 2018, using a modified retrospective approach, with the cumulative effect of initially applying the standard recognized in retained earnings at the date of adoption.

While the Company does not expect the adoption of this standard to have a material impact on the Company’s net Revenues in the Statements of Income, the Company anticipates revenues for certain wholesale transactions and substantially all digital commerce sales will be recognized upon shipment rather than upon delivery to the customer.

Additionally, provisions for post-invoice sales discounts, returns and miscellaneous claims will be recognized as accrued liabilities rather than as reductions to Accounts receivable, net; and the estimated cost of inventory associated with the provision for sales returns will be recorded within Prepaid expenses and other current assets on the Balance Sheets. The Company continues to evaluate the impact of this new standard, including on accounting policies, disclosures, internal control over financial reporting and its contracts with customers.

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact on its financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). Among other provisions, this ASU requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, an entity should not consider the down round feature. The ASU also recharacterizes as a scope exception the indefinite deferral available to private companies with mandatorily redeemable financial instrument and certain noncontrolling interests, which does not have an accounting effect but addresses navigational concerns within the FASB Accounting Standards Codification. The provisions of the ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of assessing the impact on its financial statements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any assets or liabilities requiring disclosure under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIMLATUS CORPORATION

FINANCIAL STATEMENTS

To the Board of Directors and

Stockholders of Simlatus Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Simlatus Corporation (the Company) as of March 31, 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). The financial statements for the period ended March 31, 2017 were audited by other auditors who report expressed an unqualified opinion on the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

September 24, 2018

Mac Accounting Group, LLP

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

Board of Directors

Simlatus Corporation

Grass Valley, California

We have audited the accompanying balance sheet of Simlatus Corporation as of March 31, 2017, and the related statement of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simlatus Corporation as of March 31, 2017, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced losses from operations since inception, has limited business operations, and has total liabilities in excess of total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Midvale, Utah

October 25, 2017

www.macaccountinggroup.com

1070 Mecham Lane, Midvale, Utah 84047

801.414.3664

SIMLATUS CORP.
BALANCE SHEETS

	March 31,	March 31,
	2018	2017
ASSETS
Current Assets
Cash	$2,431	$1,330
Accounts receivable	4,760	—
Inventory, net	1,435	68,629
Prepaid expenses	—	10,000
Total Current Assets	8,626	79,959

TOTAL ASSETS	$8,626	$79,959

LIABILITIES
Current Liabilities:
Accounts payable	$230,553	$83,839
Accrued wages	751,754	656,326
Deferred revenue	3,528	—
Derivative liabilities	6,627,023	5,316,130
Convertible notes payable in default, net of discount	511,923	497,280
Convertible notes payable, net of discount	262,910	279,497
Convertible notes payable, interest	3,289,044	1,215,519
Related party liabilities	126,494	2,841,512
Total Current Liabilities	11,803,229	10,890,103

Long term notes payable	61,000	—

Total Liabilities	11,864,229	10,890,103

Commitments and contingencies	—	—

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value 20,000,000 shares authorized
Series A: 10,000,000 shares authorized	3,490	2,213
3,489,510 shares issued and outstanding at March 31, 2018
2,213,154 shares issued and outstanding at March 31, 2017
Series B: 10,000,000 shares authorized	1	1
500 shares issued and outstanding at March 31, 2018
1,000 shares issued and outstanding at March 31, 2017
Common stock, $0.00001 par value 900,000,000 authorized	29	7
2,914,797 shares issued and outstanding at March 31, 2018
733,059 shares issued and outstanding at March 31, 2017
Additional paid in capital	(954,735)	(4,306,526)
Accumulated deficit	(10,904,388)	(6,505,839)
Total Shareholders’ Deficit	(11,855,603)	(10,810,144)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$8,626	$79,959

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENT OF OPERATIONS

	Years ended
	March 31,
	2018	2017
Sales	$23,405	$68,955
Cost of materials	89,263	52,203
Gross profit (loss)	(65,858)	16,752

Operating expenses:
G&A expenses	337,739	193,410
Professional fees	178,955	183,767
Salaries and wages	345,833	449,999
Total operating expenses	862,527	827,176

Loss from operations	(928,385)	(810,424)

Other income (expense):
Gain on settlement of debt	555,633	1,302,334
Change in fair value of derivative liability	442,559	(3,952,365)
Loss on former CEO settlement	(1,465,948)	—
Interest expense	(2,800,599)	(2,523,389)
Loss on conversion of debt	(201,809)	—
Other income	—	12
Total other expense	(3,470,164)	(5,173,408)

Net loss before income taxes	(4,398,549)	(5,983,832)
Income tax expense	—	—
Net loss	$(4,398,549)	$(5,983,832)

Per share information
Weighted number of common shares
outstanding, basic and diluted	2,543,411	198,978
Net loss per common share, basic and diluted	(1.73)	(30.07)

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 2018 AND 2017

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances for March 31, 2016 (Restated)	1,519,500	1,520	1,000	1	1,077	—	(9,813,504)	(522,007)	(10,333,990)

Conversion of promissory notes to stock	—	—	—	—	392,473	4	1,241,750	—	1,241,754
Preferred shares issued for liabilities pursuant to agreement @ $1.79	698,324	698	—	—	—	—	1,249,302	—	1,250,000
Shares issued for liabilities pursuant to agreement	—	—	—	—	265,909	3	2,964,202	—	2,964,205
Shares issued for services pursuant to agreement	—	—	—	—	45,733	—	51,720	—	51,720
Preferred Series A stock converted to common stock	(4,670)	(5)	—	—	27,867	—	4	—	(1)
Net loss	—	—	—	—	—	—	—	(5,983,832)	(5,983,832)
Balances for March 31, 2017	2,213,154	2,213	1,000	1	733,059	7	(4,306,526)	(6,505,839)	(10,810,144)

Conversion of debt to common stock	—	—	—	—	2,081,578	21	1,020,404	—	1,020,425
Shares issued for settlement with former CEO	536,351	536	(250)	—	—	—	959,532	—	960,068
Shares issued for debt settlement	5,587	6	—	—	—	—	9,994	—	10,000
Shares issued for services	—	—	—	—	53,333	1	23,999	—	24,000
Preferred Series A stock converted to common stock	(12,788)	(12)	—	—	127,888	1	11	—	—
Common stock exchanged for Preferred Series A stock	747,206	747	—	—	(81,061)	(1)	1,324,594	—	1,325,340
Preferred Series B stock returned to treasury	—	—	(250)	—	—	—	—	—	—
Imputed interest	—	—	—	—	—	—	13,257	—	13,257
Net loss	—	—	—	—	—	—	—	(4,398,549)	(4,398,549)
Balances for March 31, 2018	3,489,510	3,490	500	1	2,914,797	29	(954,735)	(10,904,388)	(11,855,603)

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENTS OF CASH FLOWS

	Years ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,398,549)	$(5,983,832)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	425,018	525,079
Inventory impairment	61,188	—
Imputed interest	13,257	—
Loss on former CEO settlement	1,465,948	—
Penalties on convertible debt	94,471	—
New derivatives recorded as loan fees	—	688,844
Common stock issued for services	24,000	51,720
Change in fair value of derivative liability	(442,559)	3,952,365
Gain on settlement of debt	(555,633)	(1,302,334)
Loss on conversion of debt	201,809	—
Decrease (increase) in operating assets:
Accounts receivable	(4,760)	1,695
Inventory	6,006	(8,692)
Prepaid expenses	10,000	(10,000)
Increase (decrease) in operating liabilities:
Accounts payable	86,186	162,151
Accrued expenses	410,639	476,957
Accrued interest	2,290,658	1,237,449
Advances from related parties	76,232	—
Net cash used in operating activities	(236,089)	(208,598)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from notes payable	—	15,000
Payments on notes payable	—	(5,687)
Proceeds from convertible notes payable	237,190	146,000
Proceeds from (payments to) related parties, net	—	50,262
Net cash provided by financing activities	237,190	205,575

Net increase (decrease) in cash	1,101	(3,023)

Cash, beginning of period	1,330	4,353
Cash, end of period	$2,431	$1,330

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Accrued expenses converted to convertible note payable	$150,875	$—
Settlement with former CEO	$819,460	$—
Shares issued for liabilities	$—	$3,458,750
Derivative debt discount	$323,007	$539,485
Derivative settlements	$722,055	$—
Common stock converted to Preferred Series A stock	$747	$—
Preferred Series B stock converted to common stock	$12	$—
Convertible notes payable converted to common stock	$161,336	$395,821
Accrued interest converted to convertible notes payable	$—	$198,640
Accounts payable converted to convertible notes payable	$—	$127,534
Note payable converted to convertible notes payable	$—	$35,859
Related party liabilities to derivative liabilities	$2,791,250	$—

The accompanying notes are an integral part of these financial statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On March 9, 2016, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RJM and Associates, LLC, a California limited liability company (“RJM”) whereby RJM’s owners became the directors of the Company and were to be issued $6,250,000 worth of the Company’s stock; $5,000,000 of Restricted Common Stock 90 days from the date of this agreement and $1,250,000 of Preferred Series-A Shares of the Company’s Preferred Stock (the “Acquisition”). On the same date, the entire management of RJM became the entire management of the Company. The Company’s transaction with RJM has been treated as a reverse recapitalization of the Company, with the Company (the legal acquirer of RJM) considered the accounting acquiree and RJM, whose management took control of the Company (the legal acquiree of the Company), considered the accounting acquirer. The historical financial statements include the operations of the accounting acquirer (RJM) for all periods presented.

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

The Company currently sells approximately 55 different audio/video products and is preparing to market its newest audio/video product referred to as SyncPal™. In addition to the Company’s traditional line of audio/video products, it has commenced the research & development of its Immersive Broadcast System, referred to as the Simlatus-IBS™. The Simlatus-IBS™ will include commercial augmented reality and virtual reality applications for studio engineers. These applications, both hardware and software, will allow the customer to control and manage the studio audio/video systems from anywhere in the world. These products are being developed to serve a market segment that is presently being strongly embraced by consumers and is forecasted, by some of the most widely recognized tech companies in the world, as becoming a multi-billion-dollar market in the very near future. The Market Analysis and IP Portfolio will include new patents specifically developed for these products and owned by the Company.

Financial Statement Presentation

The audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year End

The Company has selected March 31 as its fiscal year end.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Revenue recognition and Related Allowances

The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) as amended, as of April 1, 2018 with no material impact. The Company primarily generates net revenue through product sales to distributors and to retail customers on its website. Revenue is recognized upon transfer of control of promised products to customers which is generally upon shipment in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2018 and March 31, 2017 is $0.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on November 1, 2017 (see Note 10). Diluted earnings (loss) per share is equal to the basic per share for the years ended March 31, 2018 and 2017. Common stock equivalents are not included in the loss per share since they are anti-dilutive. All per share amounts have been adjusted for the reverse stock split.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. During the year ended March 31, 2018, the Company recorded an impairment to inventory of $61,188. During the year ended March 31, 2017, the Company recorded an allowance for obsolete inventory of $125,329. As of March 31, 2018 and March 31, 2017, the Company’s inventories consist primarily of raw materials and supplies rather than finished goods and are presented net of an allowance for obsolete inventory of $1,435 and $68,629, respectively.

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

These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2018 and 2017 for each fair value hierarchy level:

March 31, 2018	Derivative Liabilities	Total
Level 1	$—	$—
Level 2	$—	$—
Level 3	$6,627,023	$6,627,023

March 31, 2017	Derivative Liabilities	Total
Level 1	$—	$—
Level 2	$—	$—
Level 3	$5,316,130	$5,316,130

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of March 31, 2018 and 2017, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

As of the date of this filing, the Company is delinquent in filing their tax returns, and there is uncertainty regarding potential penalties and interest.  The last return filed by the Company was March 31, 2012, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the years ending March 31, 2013, 2014, 2015, 2016 and 2017, which are still open for examination.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the standard on April 1, 2018, using a modified retrospective approach, with the cumulative effect of initially applying the standard recognized in retained earnings at the date of adoption.

While the Company does not expect the adoption of this standard to have a material impact on the Company’s net Revenues in the Statements of Income, the Company anticipates revenues for certain wholesale transactions and substantially all digital commerce sales will be recognized upon shipment rather than upon delivery to the customer.

Additionally, provisions for post-invoice sales discounts, returns and miscellaneous claims will be recognized as accrued liabilities rather than as reductions to Accounts receivable, net; and the estimated cost of inventory associated with the provision for sales returns will be recorded within Prepaid expenses and other current assets on the Balance Sheets. The Company continues to evaluate the impact of this new standard, including on accounting policies, disclosures, internal control over financial reporting and its contracts with customers.

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact on its financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). Among other provisions, this ASU requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, an entity should not consider the down round feature. The ASU also recharacterizes as a scope exception the indefinite deferral available to private companies with mandatorily redeemable financial instrument and certain noncontrolling interests, which does not have an accounting effect but addresses navigational concerns within the FASB Accounting Standards Codification. The provisions of the ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of assessing the impact on its financial statements.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2018, the Company has an accumulated deficit of $10,904,388 since its inception and working capital deficit of $11,794,603, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

3.	PREPAID EXPENSES

	March 31,	March 31,
	2018	2017
Prepaid expenses	$—	$10,000

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

During the years ended March 31, 2018 and 2017, the Company amortized prepaid expenses of $0 and $10,000, respectively, for legal fees billed and paid in advance for April through August 2017, at $2,000 per month.

4.	CONVERTIBLE NOTES PAYABLE

As of March 31, 2018, and March 31, 2017, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	March 31,	March 31,
	Note Date	Date	Rate	Rate	2018	2017
ARC Capital Ltd	10/1/2015	4/2/2016	24%	Variable	$2,625	$11,625
Asher Enterprises #4	9/16/2011	6/20/2012	22%	Variable	13,000	13,000
Auctus Fund #1	12/16/2016	9/16/2017	24%	Variable	46,750	46,750
Auctus Fund #2	8/9/2017	5/9/2017	24%	Variable	46,750	—
Blackbridge Capital #2	5/3/2016	5/3/2017	5%	Variable	80,400	80,400
Carl Ambrose	3/23/2017	9/1/2018	3%	Variable	—	20,914
Direct Capital #26	4/7/2016	10/7/2016	8%	Variable	—	25,000
Direct Capital #27	5/17/2016	11/17/2016	8%	Variable	—	36,000
EMA Financial	11/9/2016	11/9/2017	24%	Variable	272,576	35,000
Emunah Funding #1	10/18/2017	10/18/2018	0%	Variable	110,000	—
Emunah Funding #2	10/18/2017	10/18/2018	0%	Variable	20,000	—
Emunah Funding #3	10/18/2017	10/18/2018	0%	Variable	30,000	—
Emunah Funding #4	10/20/2018	7/20/2018	8%	Variable	55,440	—
Frank Trapp	3/23/2017	12/31/2017	5%	Variable	—	14,945
GHS Investment #3	2/7/2017	Demand	0%	Variable	—	98,800
GW Holdings	10/13/2015	4/1/2015	24%	Variable	42,500	42,500
James Powell	9/7/2015	Demand	8%	Variable	150,875	—
Rockwell Capital #5	2/28/2017	Demand	0%	Variable	—	19,782
Southridge Partners	10/27/2015	3/1/2014	22%	Variable	—	15,655
Syndication Capital #1	12/31/2012	10/10/2011	22%	0.01	5,000	5,000
Tide Pool	1/1/2015	7/1/2015	22%	Variable	—	348,500
Tri-Bridge Ventures #1	1/19/2017	10/19/2017	8%	Variable	9,000	25,000
Tri-Bridge Ventures #2	1/19/2017	10/19/2017	8%	Variable	—	150,000
V2IP #2	5/13/2016	Demand	12%	Variable	10,000	10,000
					894,916	998,871
Less debt discount					(120,083)	(222,094)
Notes payable, net of discount*					$774,833	$776,777

*	During the years ended March 31, 2018 and March 31, 2017, the balance of notes payable, net of discount that are in default is $511,923 and $497,280, respectively.

ARC Capital Ltd

On October 1, 2015, the Company accepted and agreed to a Debt Purchase Agreement, whereby ARC Capital Ltd acquired $16,000 in principal and $5,625 of interest of a Direct Capital Group, Inc. convertible note in exchange for $21,625. The note bears interest at 8% per annum (increases to 24% per annum upon an event of default), matured on April 2, 2016, and is convertible into common stock at 50% of the lowest closing market price of the prior 15 trading days including the day upon which the notice of conversion is received by the Company. The Company recorded a debt discount from the derivative equal to $21,625 due to this conversion feature. The note had accrued interest of $8,260 as of March 31, 2018 and $5,470 as of March 31,2017. The debt discounts had a balance at March 31, 2018 of $0 and $0 at March 31, 2017. During the years ended March 31, 2018 and 2017, the principal amounts of $9,000 and $10,000, respectively, were converted into shares. The Company recorded debt discount amortization expense of $0 during the year ended March 31, 2018 and $0 during the year ended March 31, 2017. The principal balance as of March 31, 2018 and 2017, was $2,625 and $11,625, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Asher Enterprises, Inc.

On September 16, 2011, the Company accepted and agreed to a Debt Purchase Agreement, whereby Asher Enterprises, Inc. acquired $40,000 of a Special Situations Fund One convertible note in exchange for $40,000. The note bears interest at 8% per annum (increases to 22% per annum upon an event of default), matured on June 20, 2012, and is convertible into common stock at 50% multiplied by the average of the 3 lowest closing market prices of the 10 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $40,000 due to this conversion feature. The note had accrued interest of $0 as of March 31, 2018 and $21,038 as of March 31,2017. The debt discounts had a balance at March 31, 2018 of $0 and $0 at March 31, 2017. The Company recorded debt discount amortization expense of $0 during the year ended March 31, 2018 and $0 during the year ended March 31, 2017. The principal balance as of March 31, 2018 and 2017, was $13,000 and $13,000, respectively. This note currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Auctus Fund LLC

On August 9, 2017, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on August 22, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature. Pursuant to the default terms of the note, the Company entered a penalty of $210,097 in interest during the year ended March 31, 2018. The note had accrued interest of $213,094 as of March 31, 2018 and $2,997 as of March 31,2017. The debt discounts had a balance of $6,679 as of March 31, 2018 and $0 as of March 31, 2017. The Company recorded debt discount amortization expense of $40,071 and $0 as of March 31, 2018 and 2017, respectively. The principal balance as of March 31, 2018 and 2017, was $46,750 and $46,750, respectively. This note currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 16, 2016, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on September 16, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature. Pursuant to the default terms of the note, the Company entered a penalty of $191,562 in interest during the year ended March 31, 2018. The note had accrued interest of $204,127 as of March 31, 2018 and $1,345 as of March 31,2017. The debt discounts had a balance of $0 as of March 31, 2018 and $28,835 as of March 31, 2017. The Company recorded debt discount amortization expense of $28,835 and $17,915 as of March 31, 2018 and 2017, respectively. The principal balance as of March 31, 2018 and 2017, was $46,750 and $46,750, respectively. This note currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Blackbridge Capital

On May 3, 2016, the Company accepted and agreed to a Debt Purchase Agreement, whereby Blackbridge Capital acquired $100,000 in principal of a Direct Capital Group, Inc. convertible note in exchange for $100,000. The note bears interest at 5% per annum, matured on May 3, 2017, and is convertible into common stock at 50% of the lowest market price of the 20 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $100,000 due to this conversion feature. The note had accrued interest of $7,703 as of March 31, 2018 and $3,683 as of March 31,2017. The debt discounts had a balance at March 31, 2018 of $0 and $7,269 at March 31, 2017. During the years ended March 31, 2018 and 2017, the principal amounts of $0 and $19,600, respectively, were converted into shares. The Company recorded debt discount amortization expense of $7,269 during the year ended March 31, 2018 and $73,668 during the year ended March 31, 2017. The principal balance as of March 31, 2018 and 2017, was $80,400 and $80,400, respectively. This note currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Carl Ambrose

On March 23, 2017, the Company transferred a promissory note with Carl Ambrose into a convertible note for $20,914. The note bears interest at 3%, matures on September 1, 2018, and is convertible into convertible into common stock at 50% of the lowest trading price of the date of conversion. The Company recorded a debt discount from the derivative equal to $20,914 due to this conversion feature. On April 20, 2017, the note was acquired by Tri-Bridge Ventures LLC for $20,914. The note had accrued interest of $0 as of March 31, 2018 and $0 as of March 31,2017. The debt discounts had a balance of $0 as of March 31, 2018 and $20,596 as of March 31, 2017. The Company recorded debt discount amortization expense of $20,596 and $317 as of March 31, 2018 and 2017, respectively. The principal balance as of March 31, 2018 and 2017, was $0 and $20,914, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Direct Capital Group, Inc.

On April 7, 2016, the Company issued a convertible note to Direct Capital Group, Inc. for $25,000, for cash consideration. The note bears interest at 6% (increases to 8% per annum upon an event of default), matured on October 7, 2016, and is convertible into common stock at 68% multiplied by the average closing price for the 5 trading days prior to the conversion date. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature. The note had accrued interest of $0 as of March 31, 2018 and $1,711 as of March 31,2017. The debt discounts had a balance of $0 as of March 31, 2018 and $0 as of March 31, 2017. The Company recorded debt discount amortization expense of $0 and $0 as of March 31, 2018 and 2017, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 17, 2016, the Company issued a convertible note to Direct Capital Group, Inc. for $36,000, for cash consideration. The note bears interest at 6% (increases to 8% per annum upon an event of default), matured on November 17, 2016, and is convertible into 68% multiplied by the average closing price for the 5 trading days prior to the conversion date. The Company recorded a debt discount from the derivative equal to $36,000 due to this conversion feature. The note had accrued interest of $0 as of March 31, 2018 and $2,146 as of March 31,2017. The debt discounts had a balance of $0 as of March 31, 2018 and $0 as of March 31, 2017. The Company recorded debt discount amortization expense of $0 and $0 as of March 31, 2018 and 2017, respectively.

On October 1, 2017, the Company accepted the request from Direct Capital Group, Inc, to cancel the two convertible notes with a total principal amount of $61,000 and interest of $6,304 and exchange the notes for a promissory note (see Note #5).

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

EMA Financial, LLC

On November 9, 2016, the Company issued a convertible note to EMA Financial, LLC for $35,000, of which $30,000 was received in cash $5,000 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on November 9, 2017, and is convertible into the lower of 1) the closing market price on the trading day immediately preceding the closing date of the note, and 2) 50% of the lowest trading price during the 25 trading days prior to the conversion date. The Company recorded a debt discount from the derivative equal to $35,000 due to this conversion feature. Pursuant to the default terms of the note, the Company entered a penalty of $250,330 in principal and $23,143 in interest during the year ended March 31, 2018. The note had accrued interest of $26,415 as of March 31, 2018 and $1,362 as of March 31,2017. The debt discounts had a balance of $0 as of March 31, 2018 and $21,384 as of March 31, 2017. During the years ended March 31, 2018 and 2017, the principal amounts of $12,754 and $0, respectively, were converted into shares. The Company recorded debt discount amortization expense of $21,384 and $13,616 as of March 31, 2018 and 2017, respectively. The principal balance as of March 31, 2018 and 2017, was $272,576 and $35,000, respectively. This note currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 18, 2017, the Company issued a convertible note to Emunah Funding LLC in consideration of liquidated damages in the amount of $110,000. The note bears no interest, matures on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $110,000 due to this conversion feature. The debt discounts had a balance at March 31, 2018 of $60,575 and $0 at March 31, 2017. The Company recorded debt discount amortization expense of $49,425 during the year ended March 31, 2018 and $0 during the year ended March 31, 2017. The principal balance as of March 31, 2018 and 2017, was $110,000 and $0, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 18, 2017, the Company accepted and agreed to a Debt Purchase Agreement, whereby Emunah Funding LLC acquired $20,000 of debt from a Tri-Bridge Ventures LLC convertible note in exchange for $25,000. The note bears no interest, matures on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature. The debt discounts had a balance at March 31, 2018 of $13,767 and $0 at March 31, 2017. During the years ended March 31, 2018 and 2017, the principal amounts of $5,000 and $0, respectively, were converted into shares. The Company recorded debt discount amortization expense of $11,233 during the year ended March 31, 2018 and $0 during the year ended March 31, 2017. The principal balance as of March 31, 2018 and 2017, was $20,000 and $0, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 18, 2017, the Company accepted and agreed to a Debt Purchase Agreement, whereby Emunah Funding LLC acquired $35,817 of debt from a Tri-Bridge Ventures LLC convertible note in exchange for $30,000. The note bears no interest, matures on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $30,000 due to this conversion feature. The debt discounts had a balance at March 31, 2018 of $16,521 and $0 at March 31, 2017. The Company recorded debt discount amortization expense of $13,479 during the year ended March 31, 2018 and $0 during the year ended March 31, 2017. The principal balance as of March 31, 2018 and 2017, was $30,000 and $0, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 20, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature. The debt discounts had a balance at March 31, 2018 of $22,542 and $0 at March 31, 2017. The Company recorded debt discount amortization expense of $32,898 during the year ended March 31, 2018 and $0 during the year ended March 31, 2017. The principal balance as of March 31, 2018 and 2017, was $55,440 and $0, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Frank Trapp

On March 23, 2017, the Company transferred a promissory note with Frank Trapp into a convertible note for $14,945. The note bears interest at 5%, matured on December 31, 2017, and is convertible into convertible into common stock at 50% of the lowest trading price of the date of conversion. The Company recorded a debt discount from the derivative equal to $14,945 due to this conversion feature. On April 20, 2017, the note was acquired by Tri-Bridge Ventures LLC for $14,945. The note had accrued interest of $0 as of March 31, 2018 and $0 as of March 31,2017. The debt discounts had a balance of $0 as of March 31, 2018 and $14,523 as of March 31, 2017. The Company recorded debt discount amortization expense of $14,523 and $422 as of March 31, 2018 and 2017, respectively. The principal balance as of March 31, 2018 and 2017, was $0 and $14,945, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

GHS Investments, LLC

On February 7, 2017, the Company entered into a Settlement and Release Agreement, as well as an Exchange Convertible Promissory Note (collectively “Settlement Documents”), with GHS Investments, LLC (“GHS”).

On April 28, 2016, GHS entered into a Debt Assignment Agreement and a Convertible Promissory Note (collectively “Debt Assignment”) with Direct Capital Group, Inc., wherein, GHS purchased Fifteen Thousand Eight Hundred Eighty Six Dollars ($15,886) of interest that had accumulated on a Two Hundred Forty Thousand Dollars ($240,000) Note between Direct Capital Group, Inc. and Grid Petroleum Corporation, dating back to June 30, 2015, for consulting services provided by Direct Capital to Grid Petroleum.  GHS paid John Fullenkamp, the sole officer of Direct Capital Group, Inc., the purchase price of $15,886.

The Company did not receive any proceeds or compensation from the assignment of the $15,886 to GHS.  A Replacement Note (GHS Note #2) was entered between the Company and GHS; a conversion notice was presented to the Company on May 5, 2016, and GHS converted Nine Thousand Seven Hundred Forty Dollars ($9,740) into unrestricted common shares.  The share price on May 4, 2016, closed at $0.0002; the lowest intra-day trade during the time period set forth in the Replacement Note was $0.0001; and the shares were converted at the price of $0.00005 per share.  The remaining principal balance of the GHS Note #2 on May 5, 2016 was $6,146.

The next conversion request of Three Thousand Seven Hundred Dollars ($3,700) by GHS was denied by the Company; on August 7, 2016, the stock price was $0.12, there was an intra-day trade of $0.001 during the time period allowed under the terms of the GHS Note #2, and the request to convert shares at $0.0005.  The Company disputed the conversion, and interest and penalties were applied to the GHS Note #2, increasing the remaining $6,146 of the $15,886 GHS Note #2 to over $500,000. Following several months of negotiating, the Company and GHS agreed to reduce the GHS Note #2 to $150,000. GHS is prohibited from converting more than $14,000 per week and from selling more than $2,800 per day.

The note bears no interest, matured on April 1, 2015, and is convertible into common stock at 50% multiplied but the average of the 3 lowest closing market prices for the 10 days prior to the conversion date. The Company recorded a debt discount from the derivative equal to $150,000 due to this conversion feature. The debt discounts had a balance of $0 as of March 31, 2018 and $0 as of March 31, 2017. During the years ended March 31, 2018 and 2017, the principal amounts of $98,800 and $51,200, respectively, were converted into shares. The Company recorded debt discount amortization expense of $0 and $119,092 as of March 31, 2018 and 2017, respectively. As of March 31, 2018, the entire balance of the note has been converted to stock.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

GW Holdings Group, LLC

On October 13, 2015, the Company accepted and agreed to a Debt Purchase Agreement, whereby GW Holdings Group, LLC acquired $50,000 in principal and $10,411 of interest of a New Venture Attorneys convertible note in exchange for $60,411. The note bears interest at 8% per annum (increases to 24% per annum upon an event of default), matured on April 1, 2015, and is convertible into common stock at 50% multiplied by the average of the 3 lowest closing prices of the 10 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $60,411 due to this conversion feature. On April 27, 2016 and May 23, 2016, GW Holdings requested conversions which were not honored. Pursuant to the terms of the note, penalties of $2,000 per day per conversion were accrued as interest. The note had accrued interest of $2,770,200 as of March 31, 2018 and $996,814 as of March 31,2017. The debt discounts had a balance at March 31, 2018 of $0 and $0 at March 31, 2017. During the years ended March 31, 2018 and 2017, the principal and interest amounts of $0 and $4,153, respectively, were converted into shares. The Company recorded debt discount amortization expense of $0 during the year ended March 31, 2018 and $0 during the year ended March 31, 2017. The principal balance as of March 31, 2018 and 2017, was $42,500 and $42,500, respectively. This note currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

James Powell

On September 7, 2015, the Company issued a convertible note with the Company’s former President, James Powell for non-cash consideration for accrued fees of $150,875. The note bears interest at 8%, is due on demand, and is convertible into convertible into common stock at 50% of the lowest trading price for the 15 days prior to the date of conversion. The note had accrued interest of $30,952 as of March 31, 2018 and $0 as of March 31,2017. The principal balance as of March 31, 2018 and 2017, was $150,875 and $0, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Rockwell Capital Partners

On February 28, 2017, the Company entered into a Settlement Agreement with Rockwell Capital Partners, wherein Rockwell agreed to purchase a number of outstanding debts, in the total amount of $81,163, pursuant to a Claims Purchase Agreement and an order of the Court, following a Fairness Hearing under Section 3(a)(10) of the Securities Act of 1933 (the “Act”). Pursuant to the Order of the Court, shares of common stock shall be issued to Rockwell in exchange of the debt, and pursuant to the Order.

On March 1, 2017, an Order was entered by the Twelfth Judicial Circuit Court in and for Sarasota County, Florida, approving the Settlement Agreement and Stipulation regarding the sale of Shares under Section 3(a)(1) of the Act. As of March 31, 2017, Rockwell purchased $40,582 in outstanding debts, and the remaining settlement amount of $40,581 was cancelled.

The note bears no interest, is due on demand, and is convertible into convertible into common stock at 50% of the lowest closing price for the 15 days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $40,582 due to this conversion feature. The debt discounts had a balance of $0 as of March 31, 2018 and $0 as of March 31, 2017. During the years ended March 31, 2018 and 2017, the principal amount of $19,782 and $20,800, respectively, were converted into shares. The Company recorded debt discount amortization expense of $0 and $40,582 as of March 31, 2018 and 2017, respectively. As of March 31, 2018, the entire balance of the note has been converted to stock.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Southridge Partners LP

On October 27, 2015, the Company accepted and agreed to a Debt Purchase Agreement, whereby Southridge Partners LP acquired $22,000 in principal and $8,730 of interest of two Direct Capital Group, Inc’s convertible notes in exchange for $30,730 to be paid in two tranches of $15,655 each. The second tranche was not paid, and during the year ended March 31, 2018 the note principal balance was reduced to $15,655 and interest by $3,282. The note bears interest at 8% per annum (increases to 22% per annum upon an event of default), matured on March 1, 2014, and is convertible into common stock at 50% of the lowest closing market price of the 15 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $15,655 due to this conversion feature. The note had accrued interest of $285 as of March 31, 2018 and $3,567 as of March 31,2017. The debt discounts had a balance at March 31, 2018 of $0 and $0 at March 31, 2017. The Company recorded debt discount amortization expense of $0 during the year ended March 31, 2018 and $0 during the year ended March 31, 2017. The principal balance as of March 31, 2018 and 2017, was $0 and $15,655, respectively. This note currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Syndication Capital, LLC

On December 31, 2012, the Company issued a convertible note with Syndication Capital, LLC, Inc. for non-cash consideration for unpaid consulting fees of $105,000. The note bears interest of 22%, matured on October 10, 2011 and is convertible into convertible into common stock at a fixed rate of $.0001. On August 4, 2013, Gel Properties, LLC acquired $100,000 of the note. The note had accrued interest of $18,853 as of March 31, 2018 and $17,753 as of March 31,2017. The principal balance as of March 31, 2018 and 2017, was $5,000 and $5,000, respectively. This note currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Tide Pool Ventures

On January 1, 2015, the Company accepted and agreed to a Debt Purchase Agreement, whereby Tide Pool Ventures Corporation acquired $360,000 in principal from a Direct Capital Group, Inc convertible note in exchange for $20,000. The note bears interest at 8% per annum (increases to 22% per annum upon an event of default), matured on March 1, 2014, and is convertible into common stock at 50% of the lowest trading price of the 15 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $360,000 due to this conversion feature. The note had accrued interest of $0 as of March 31, 2018 and $152,436 as of March 31,2017. The debt discounts had a balance at March 31, 2018 of $0 and $0 at March 31, 2017. The Company recorded debt discount amortization expense of $0 during the year ended March 31, 2018 and $0 during the year ended March 31, 2017. On February 7, 2018, the Company entered into a Settlement and Release Agreement with Tide Pool, whereby Tide Pool agreed to extinguish the principal balance of $348,000 and accrued interest of $217,133 for $10,000, to be issued in Series A preferred stock. The Company issued 5,587 Series A preferred stock at $1.79 per share, pursuant to the agreement, and recorded a gain of $555,633 on settlement of debt. The principal balance as of March 31, 2018 and 2017, was $0 and $348,500, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Tri-Bridge Ventures LLC

On January 19, 2017, the Company issued a convertible note to Tri-Bridge Ventures LLC for $25,000 for cash consideration. The note bears interest at 8%, matured on October 19, 2017, and is convertible into common stock at 57.5% of the volume weighted average price of the daily trading prices during the 20 day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature. The note had accrued interest of $1,306 as of March 31, 2018 and $389 as of March 31,2017. The debt discounts had a balance of $0 as of March 31, 2018 and $18,498 as of March 31, 2017. During the years ended March 31, 2018 and 2017, the principal amounts of $16,000 and $0, respectively, were converted into shares. The Company recorded debt discount amortization expense of $18,498 and $6,502 as of March 31, 2018 and 2017, respectively. The principal balance as of March 31, 2018 and 2017, was $9,000 and $25,000, respectively. This note currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 19, 2017, the Company issued a convertible note to Tri-Bridge Ventures LLC for $150,000 for non-cash consideration for an S-1 registration. The note bears interest at 8%, matured on October 19, 2017, and is convertible into common stock at 57.5% of the volume weighted average price of the daily trading prices during the 20 day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $150,000 due to this conversion feature. The note had accrued interest of $0 as of March 31, 2018 and $2,334 as of March 31,2017. The debt discounts had a balance of $0 as of March 31, 2018 and $110,989 as of March 31, 2017. The Company recorded debt discount amortization expense of $110,989 and $39,011 as of March 31, 2018 and 2017, respectively. On December 1, 2017, the Company and Tri-Bridge Ventures entered into a Settlement and Release Agreement and the principal balance of $150,000 and accrued interest of $10,389 was extinguished due to the terms of the agreement not materializing. The principal balance as of March 31, 2018 and 2017, was $0 and $150,000, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 21, 2017, the Company issued a convertible note to Tri-Bridge Ventures LLC for $20,000 for cash consideration. The note bears interest at 8%, matured on January 21, 2018, and is convertible into common stock at 57.5% of the volume weighted average price of the daily trading prices during the 20 day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature. The note had accrued interest of $0 as of March 31, 2018 and $0 as of March 31,2017. The debt discounts had a balance of $0 as of March 31, 2018 and $0 as of March 31, 2017. The Company recorded debt discount amortization expense of $20,000 and $0 as of March 31, 2018 and March 31, 2017, respectively. On October 18, 2017, the principal balance of $20,000 was reassigned to Emunah Funding LLC pursuant to a Debt Purchase Agreement in exchange for $25,000. The principal balance as of March 31, 2018 and March 31, 2017, was $0 and $0, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 20, 2017, the Company accepted and agreed to a Debt Purchase Agreement, whereby Tri-Bridge Ventures Corporation acquired $20,914 of the Carl Ambrose note and $14,945 of the Frank Trapp note in exchange for $35,817. The note bears interest at 8% per annum, matured on April 20, 2018, and is convertible into common stock at 57.5% of the volume weighted average price of the daily trading prices during the 20 day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $35,817 due to this conversion feature. The note had accrued interest of $0 as of March 31, 2018 and $0 as of March 31,2017. The debt discounts had a balance at March 31, 2018 of $0 and $0 at March 31, 2017. The Company recorded debt discount amortization expense of $35,817 during the year ended March 31, 2018 and $0 during the year ended March 31, 2017. On October 18, 2017, the principal balance of $35,817 was reassigned to Emunah Funding LLC pursuant to a Debt Purchase Agreement in exchange for $30,000, and the Company recorded a gain on settlement of debt of $5,859. The principal balance as of March 31, 2018 and 2017, was $0 and $0, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

V2IP, LLC

On May 31, 2016, the Company accepted and agreed to a Debt Purchase Agreement, whereby V2IP, LLC acquired $20,000 in accrued interest from a Direct Capital Group, Inc convertible note in exchange for $20,000. The note bears interest at 6% per annum (increases to 12% per annum upon an event of default), is due on demand, and is convertible into common stock at 50% of the lowest trading price of the 10 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature. The note had accrued interest of $1,129 as of March 31, 2018 and $529 as of March 31,2017. The debt discounts had a balance at March 31, 2018 of $0 and $0 at March 31, 2017. The Company recorded debt discount amortization expense of $0 during the year ended March 31, 2018 and $0 during the year ended March 31, 2017. The principal balance as of March 31, 2018 and 2017, was $10,000 and $10,000, respectively. This note currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

As of March 31, 2018, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

Convertible Note Conversions

During the year ended March 31, 2018, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Note Fee	Total	Conversion	Shares Issued	Shares Issued
Date	Conversion	Conversion	Conversion	Price	Pre-Split	Post-Split	Issued to
4/5/2017	$4,800	$—	$4,800	$0.0160	48,000,000	32,000	Rockwell
4/11/2017	9,500.00	—	9,500	0.0154	44,186,047	29,457	GHS
4/12/2017	5,000.00	—	5,000	0.0128	50,000,000	33,333	Rockwell
4/17/2017	5,200.00	—	5,200	0.0129	52,000,000	34,667	Rockwell
4/18/2017	14,000.00	—	14,000	0.0138	61,135,372	40,757	GHS
4/24/2017	4,781.62	—	4,782	0.0136	47,816,200	31,877	Rockwell
5/1/2017	14,000.00	—	14,000	0.0129	68,292,683	45,528	GHS
5/10/2017	12,000.00	—	12,000	0.0128	69,364,162	46,243	GHS
5/12/2017	2,600.00	—	2,600	0.0097	130,000,000	86,667	Tri-Bridge
5/17/2017	4,440.00	900	5,340	0.0080	89,000,000	59,333	EMA
5/22/2017	9,000.00	—	9,000	0.0075	180,000,000	120,000	ARC
5/22/2017	3,600.00	—	3,600	0.0056	180,000,000	120,000	Tri-Bridge
5/23/2017	14,000.00	—	14,000	0.0055	93,959,732	62,640	GHS
5/30/2017	4,600.00	—	4,600	0.0056	230,000,000	153,333	Tri-Bridge
5/31/2017	2,700.00	900	3,600	0.0055	120,000,000	80,000	EMA
6/2/2017	5,200.00	—	5,200	0.0056	260,000,000	173,333	Tri-Bridge
6/5/2017	480.00	900	1,380	0.0058	138,000,000	92,000	EMA
6/5/2017	10,000.00	—	10,000	0.0056	97,087,379	64,725	GHS
6/14/2017	2,245.00	—	2,245	0.0056	314,500,000	209,667	EMA
6/16/2017	12,800.00	—	12,800	0.0056	182,857,143	121,905	GHS
6/22/2017	2,889.00	900	3,789	0.0058	378,900,000	252,600	EMA
6/23/2017	12,500.00	—	12,500	0.0059	178,571,429	119,048	GHS
11/13/2017	5,000.00	1,250	6,250	0.0001	108,695,652	72,464	Emunah
	$161,336	$4,850	$166,186		3,122,365,799	194,559,520

During the year ended March 31, 2017, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Total	Conversion	Shares Issued	Shares Issued
Date	Conversion	Conversion	Conversion	Price	Pre-Split	Post-Split	Issued to
4/5/2016	$7,800	$—	$7,800	$0	156,000	104	Direct Capital
4/5/2016	4,180	—	4,180	0.0500	83,600	56	Microcap
4/8/2016	4,404	—	4,404	0.0500	88,078	59	GHS
4/6/2016	4,000	153	4,153	0.0500	83,051	55	GW Holdings
4/12/2016	—	3,072	3,072	0.0500	61,440	41	Microcap
4/12/2016	4,000	—	4,000	0.0500	80,000	53	V2IP
4/13/2016	2,114	—	2,114	0.0500	42,282	28	Coventry
4/21/2016	5,090	—	5,090	0.0500	101,800	68	GHS
4/25/2016	2,000	142	2,142	0.0107	200,000	133	Blackbridge
4/27/2016	3,254	588	3,842	0.0500	76,832	51	GHS
4/26/2016	6,000	—	6,000	0.0500	120,000	80	Tide Pool
4/28/2016	4,800	—	4,800	0.0500	96,000	64	Rockwell
5/2/2016	2,510	—	2,510	0.0500	50,200	33	A Super
4/29/2016	10,850	—	10,850	0.0500	217,000	145	Direct Capital
4/7/2016	2,900	485	3,385	0.0500	67,700	45	LG
5/3/2016	6,975	—	6,975	0.0500	139,500	93	Rockwell
4/28/2016	6,000	—	6,000	0.0500	120,000	80	V2IP
5/5/2016	9,740	—	9,740	0.0500	194,800	130	GHS
5/4/2016	7,500	—	7,500	0.0500	150,000	100	Rockwell
5/6/2016	4,275	—	4,275	0.0500	85,500	57	Rockwell
5/6/2016	19,600	—	19,600	0.0490	400,000	267	Blackbridge
5/13/2016	10,000	—	10,000	0.0500	200,000	133	V2IP
8/4/2016	15,000	—	15,000	0.0150	1,000,000	667	A Super
8/4/2016	68,500	—	68,500	0.0050	13,700,000	9,133	Direct Capital
8/3/2016	35,000	—	35,000	0.0050	7,000,000	4,667	N600PG
11/30/2016	8,000	—	8,000	0.0008	10,000,000	6,667	Rockwell
12/7/2016	6,000	—	6,000	0.0006	10,000,000	6,667	Rockwell
12/13/2016	4,800	—	4,800	0.0004	12,000,000	8,000	Rockwell
12/21/2016	6,000	—	6,000	0.0004	15,000,000	10,000	Rockwell
12/27/2016	6,000	—	6,000	0.0004	15,000,000	10,000	Rockwell
1/3/2017	7,000	—	7,000	0.0004	20,000,000	13,333	Rockwell
12/30/2016	10,000	—	10,000	0.0004	25,000,000	16,667	ARC
1/5/2017	7,500	—	7,500	0.0003	25,000,000	16,667	Rockwell
1/9/2017	6,250	—	6,250	0.0003	25,000,000	16,667	Rockwell
1/18/2017	6,250	—	6,250	0.0003	25,000,000	16,667	Rockwell
1/25/2017	7,000	—	7,000	0.0003	28,000,000	18,667	Rockwell
1/27/2017	8,000	—	8,000	0.0003	32,000,000	21,333	Rockwell
1/31/2017	8,250	—	8,250	0.0003	33,000,000	22,000	Rockwell
2/9/2017	14,000	—	14,000	0.0005	27,027,028	18,018	GHS
3/3/2017	14,000	—	14,000	0.0005	29,411,765	19,608	GHS
3/6/2017	6,600	—	6,600	0.0002	33,000,000	22,000	Rockwell
3/9/2017	6,000	—	6,000	0.0002	40,000,000	26,667	Rockwell
3/14/2017	14,000	—	14,000	0.0004	33,333,334	22,222	GHS
3/15/2017	902	—	902	0.0001	9,021,300	6,014	Rockwell
3/15/2017	3,600	—	3,600	0.0001	36,000,000	24,000	Rockwell
3/23/2017	4,600	—	4,600	0.0001	46,000,000	30,667	Rockwell
3/28/2017	9,200	—	9,200	0.0003	35,249,043	23,499	GHS
	$410,444	$4,440	$414,883		588,556,252	392,371

5.	LONG TERM NOTE PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. The Company recorded a gain of $6,304 in accrued interest and the derivative liability of $87,505 was revalued and settled to additional paid in capital.

6.	DERIVATIVE LIABILITIES

During the year ended March 31, 2018, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at March 31, 2018 based on the Monte Carlo simulation method consistent with the terms of the related debt.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended March 31, 2018:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$5,316,130	$—	$—	$5,316,130
Initial recognition of derivative liability	315,167	8,117	—	323,284
Derivatives to stock payable	—	—	2,791,250	2,791,250
Conversion of derivative instruments to Common Stock	(722,055)	—	(638,750)	(1,360,805)
(Gain) loss on derivative liability valuation	(889,953)	(5,986)	453,103	(442,836)
Balance, end of period	$4,019,289	$2,131	$2,605,603	$6,627,023

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2018:

	Commitment date	Valuation date
Expected dividends	0%	0%
Expected volatility	338%-423%	91.6%-102%
Expected term	.5 – 2 years	.25 – 2 years
Risk free interest	.92%-1.41%	1.66%-2.12%

During the year ended March 31, 2017, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at March 31, 2017 using the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended March 31, 2017:

March 31,
2017
Balance, beginning of period	$2,944,855
Initial recognition of derivative liability	1,282,329
Conversion of derivative instruments to Common Stock	(1,044,930)
(Gain) loss on derivative liability valuation	3,952,365
(Gain) loss on settlement of debt	(1,818,489)
Balance, end of period	$5,316,130

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2017:

	Commitment date	Valuation date
Expected dividends	0%	0%
Expected volatility	350.16%-988.84%	184.75%-1,374.41%
Expected term	.5 - 1 year	.12 – 1.44 years
Risk free interest	.61% -.90%	.23%-.99%

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

On November 30, 2017, the Company executed a Common Stock Purchase Warrant for 10,225,440 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on November 30, 2022.

On January 11, 2018, the Company executed a Common Stock Purchase Warrant for 8,521,200 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on January 11, 2023.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the Monte Carlo simulation.

The fair value at the inception date for the warrants and the revaluation dates were based upon the following management assumptions:

	Commitment date	Valuation date
Expected dividends	0%	0%
Expected volatility	105.3%-106.8%	105.3%-106.8%
Expected term	5 years	4.56 - 5 years
Risk free interest	1.99%-2.32%	2.14%-2.56%

	Commitment date	Valuation date
Expected dividends	0%	0%
Expected volatility	350.16%-988.84%	184.75%-1,374.41%
Expected term	.5 - 1 year	.25 - 1 year
Risk free interest	.61% -.90%	.23%-.99%

Stock Payable

During the year ended March 31, 2018, the Company reclassified stock payables due to related parties of $2,791,250 to derivative liabilities, due to the company having a tainted equity environment. The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The effective discount to the stock at March 31, 2018 due to the 100% of the lowest closing market price of the previous 15 days using a 6-month average was $0, and therefore the value is equal to the face amount.

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

On June 1, 2017, the Company issued 536,351 Series A Preferred shares valued at $960,068 to Gary Tilden, a former officer and director, which reduced liabilities owed to him of $819,460, and recorded a loss on conversion of $140,608. The value of the stock is based on the closing market price of the equivalent common stock conversion value on the date of the settlement agreement.

On August 21, 2017, the Company retired 250 Series B Voting Preferred shares issued to Donna Murtaugh.

On August 21, 2017, the Company retired 250 Series B Voting Preferred shares issued and 81,061 common shares issued to Gary Tilden, in accordance with his resignation arrangement. Additionally, the Company issued Mr. Tilden 747,208 Series A Preferred shares, with a value of $1,337,499, thereby recording a loss on conversion of $1,325,340. The value of the stock is based on the closing market price of the equivalent common stock conversion value on the date of the settlement agreement.

As of March 31, 2018, former President Gary Tilden has been paid all outstanding related party and derivative liabilities. The other parties have a remaining derivative liability of $2,152,500, to be issued in common stock, and is recorded as a derivative liability on the Company’s Balance Sheet.

During the year ended March 31, 2018, the Company reclassified stock payables due to related parties of $2,791,250 to derivative liabilities, due to the company having a tainted equity environment.

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. As of March 31, 2018 and 2017 the Company owed related parties $126,494 and $50,262, respectively. During the year ended March 31, 2018, the Company recorded imputed interest of $13,257 to the statement of operations with a corresponding increase to additional paid in capital.

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

On June 1, 2017, the Company issued 536,351 Series A Preferred shares valued at $960,068 to Gary Tilden, a former officer and director, which reduced liabilities owed to him of $819,460, and recorded a loss on conversion of $140,608. The value of the stock is based on the closing market price of the equivalent common stock conversion value on the date of the settlement agreement.

On August 21, 2017, the Company retired 250 Series B Voting Preferred shares issued and 81,061 common shares issued to Gary Tilden, in accordance with his resignation arrangement. Additionally, the Company issued Mr. Tilden 747,208 Series A Preferred shares, with a value of $1,337,499, thereby recording a loss on conversion of $1,325,340. The value of the stock is based on the closing market price of the equivalent common stock conversion value on the date of the settlement agreement.

On February 7, 2018, the Company issued 5,587 Series A Preferred stock at $1.79 per share, pursuant to a debt settlement agreement with a convertible note holder. The note holder agreed to extinguish the principal balance of $348,000 and accrued interest of $217,133 for $10,000 to be issued in Series A Preferred stock. The Company recorded a gain of $555,633 on settlement of debt, a gain on derivative liability of $501,506, and reclassed $161,343 in derivative liabilities to additional paid in capital. The value of the stock is based on the closing market price of the equivalent common stock conversion value on the date of the settlement agreement.

During the year ended March 31, 2018, the Company also retired 250 Series B Voting Preferred shares issued to Donna Murtaugh. Ms. Murtaugh also sold 174,581 Series A Preferred shares to a new shareholder, of which 12,788 Series A Preferred shares were converted into 127,888 common shares. Both resulted in $0 due to the value being within the terms of the agreement at $0 per share.

As of March 31, 2018, 10,000,000 Series A Preferred shares and 10,000,000 Series B Preferred shares were authorized, of which 3,489,610 Series A shares were issued and outstanding, (2,213,154 shares as of March 31, 2017) and 500 Series B shares were issued and outstanding (1,000 shares as of March 31, 2017).

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

On August 3, 2016, pursuant to the Asset Purchase Agreement dated March 9, 2016, the Company issued 90,909 shares of common stock in equal amounts of 22,727 shares each to Robert Stillwaugh, Mike Schatz, Gary Tilden and Donna Marie Murtaugh, which resulted in a reduction of $1,500,000 to derivative liabilities. The shares were valued at $2,045,455 based on the market price of the Company’s common stock on the date of issuance and $545,455 was recorded as a loss on settlement of debt.

On November 16, 2016, pursuant to the Asset Purchase Agreement dated March 9, 2016, the Company issued 233,333 shares of common stock in equal amounts of 58,333 shares each to Robert Stillwaugh, Mike Schatz, Gary Tilden and Donna Marie Murtaugh, which resulted in a reduction of $945,000. On December 5, 2016, Donna Murtaugh entered into a Cancellation of Issued Shares Agreement with the Company, whereby she has agreed to the cancellation of her 58,333 shares and to defer payment to her under the Asset Purchase Agreement and the Amended Asset Purchase Agreement. The stock issued and not cancelled were valued at $918,750 based on the market price of the Company’s common stock on the date of issuance and resulted in a reduction of derivative liabilities of $708,750 and a loss on settlement of debt of $210,000.

On March 20, 2017, 27,867 common shares were issued in exchange for 4,670 shares of Series A Preferred shares.

During the year ended March 31, 2017 the Company issued 45,733 shares of common stock for services valued at $51,720, based on the market price of the Company’s common stock on the date of agreement.

During the year ended March 31, 2017, the holders of convertible notes converted a total of $414,883 of principal and interest into 392,473 shares of common stock. The common stock was valued at $1,241,752 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $1,044,930 worth of derivative liabilities, $19,063 of debt discount, and $198,998 was recorded as a gain on settlement of debt.

On April 27, 2017, the Company issued 53,333 shares of common stock for services valued $24,000, based on the market price of the Company’s common stock on the date of agreement.

On August 21, 2017, the Company retired 250 Series B Voting Preferred shares and 81,061 common shares issued to Gary Tilden, in accordance with his resignation arrangement. Additionally, the Company issued Mr. Tilden 747,208 Series A Preferred shares, with a value of $1,337,499, thereby recording a loss on conversion of $1,325,340. The value of the stock is based on the closing market price of the equivalent common stock conversion value on the date of the settlement agreement.

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

During the year ended March 31, 2018, 127,888 common shares were issued in exchange for 12,788 shares of Series A Preferred shares. No gain or loss was recorded due to the conversion occurring within the terms of the agreement.

During the year ended March 31, 2018, the holders of convertible notes converted a total of $161,336 of principal into 2,081,577 shares of common stock. The issuance extinguished $722,055 worth of derivative liabilities and $201,809 was recorded as a loss on settlement of debt.

As of March 31, 2018, 900,000,000 common shares, par value $0.00001, were authorized, of which 2,914,797 shares were issued and outstanding (733,059 shares as of March 31, 2017).

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

Net deferred tax liabilities consist of the following components as of March 31 ,2018 and 2017:

	2018	2017
Deferred tax assets:
NOL Carryover	$1,050,050	$712,800
Inventory Allowance	—	48,900
Accrued Payroll	—	256,000
Deferred tax liabilities
Valuation allowance	(1,050,050)	(1,017,700)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income from continuing operations for the years ended March 31, 2018 and 2017 due to the following:

	2018	2017
Book Income	$(923,695)	$(2,333,700)
Interest Expense (for derivative)	89,254	485,700
Imputed Interest	2,784	—
Gain/Loss on Derivative	(92,937)	1,541,400
Gain/Loss on Settlement of Debt	(116,683)	(507,900)
Loss on CEO Settlement	307,850	—
Penalties	19,839	—
Loss on Conversion	42,380	—
Stock Compensation	5,040	—
Inventory Allowance	—	(200)
Accrued Payroll	—	186,000
Meals & Entertainment	—	600
Valuation allowance	666,168	628,100
	$—	$—

At March 31, 2018, the Company had net operating loss carryforwards of approximately $5,000,238 that may be offset against future taxable income from the year 2018 through 2038. No tax benefit has been reported in the March 31, 2018 financial statements since the potential benefit is offset by a valuation of allowance of the same amount.

Due to the change in ownership provision of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

As of the date of this filing, the Company is delinquent in filing their tax returns, and there is uncertainty regarding potential penalties and interest. The last return filed by the Company was March 31, 2012, and the Company has not accrued for any potential penalties or interest from that period forward. The Company will need to file returns for the years ending March 31, 2013, 2014, 2015, 2016 and 2017, which are still open for examination.

11.	COMMITMENTS AND CONTINGENCIES

On June 27, 2016, the Company entered into a Consulting Agreement with Axeman Capital LLC (formerly Channel Sales & Consulting, LLC). The Company has agreed to pay Axeman Capital (“Axeman”) $3,000 per month for the first two months, and $4,000 per month for a period of one year. Axeman will also be paid a 10% commission on all gross sales generated through a licensed dealer and 30% commission on non-licensed dealers. If within the first twelve months of the Agreement, Axeman generates gross sales above $2,000,000, the Company will pay an additional 5% commission on gross sales, either in cash or restricted common stock. On October 12, 2017, the Company accepted a letter from Axeman agreeing to not accept a bonus fee of $100,000 in restricted common shares of the Company.

On June 15, 2018, the Company entered into a Debt Settlement Agreement (“Agreement”) with Axeman regarding the original contract dated June 27, 2016. The Agreement settles all outstanding debt owed to Axeman as of May 30, 2018, which includes unpaid monthly retainers and commissions of $28,103 and a $100,000 bonus fee, which the Company agreed to reinstate pursuant to the terms of the Agreement. The Company has agreed to settle this debt in full, in the amount of $140,000. The company has agreed to issue 78,212 Series A shares in value of $1.79 per share for the total value of $140,000 and this amount was accrued as of March 31, 2018. All contracts have been canceled with Axeman, and the Company has authorized the Transfer Agent to issue said shares in the name of Axeman Capital, LLC.

On February 1, 2017, the Company entered into a standard office lease for approximately 1,700 square feet of office space at 175 Joerschke Drive, Suite A, Grass Valley, CA 95945. The lease has a term of 1 year, from February 1, 2017 through January 31, 2018, with a monthly rent of $1,400. On February 1, 2018, the Company entered into a month-to-month lease with a monthly rent of $1,400. Rental expenses incurred for this operating lease during the years ended March 31, 2018 and 2017 were $16,800 and $16,800 respectively.

12.	SUBSEQUENT EVENTS

On May 12, 2018, the Company entered into a Debt Settlement Agreement with Asher Enterprises, Inc. to settle the outstanding debt of $13,000 in exchange for a cash payment of $26,000, resulting in a loss on settlement of debt of $13,000. As of May 15, 2018, the note has a balance of $0.

On June 15, 2018, the Company entered into a Debt Settlement Agreement (“Agreement”) with Axeman regarding the original contract dated June 27, 2016. The Agreement settles all outstanding debt owed to Axeman as of May 30, 2018, which includes unpaid monthly retainers and commissions of $28,103 and a $100,000 bonus fee, which the Company agreed to reinstate pursuant to the terms of the Agreement. The Company has agreed to settle this debt in full, in the amount of $140,000. The company has agreed to issue 78,212 Series A shares in value of $1.79 per share for the total value of $140,000. All contracts have been canceled with Axeman, and the Company has authorized the Transfer Agent to issue said shares in the name of Axeman Capital, LLC.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

The Company entered into an engagement agreement with a new PCAOB auditor, M&K CPAS, PLLC.

(a)	Previous independent registered public accounting firm

(i)	On January 23, 2017, the Registrant engaged MAC ACCOUNTING GROUP, LLP as its independent registered public accounting firm (“MAC ACCOUNTING GROUP, LLP”).

(ii)	There have been no disagreements between the Registrant and MAC ACCOUNTING GROUP, LLP regarding any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of MAC ACCOUNTING GROUP, LLP, would have caused MAC ACCOUNTING GROUP, LLP to make reference to the subject matter of the disagreement(s) in connections with its reports; and no reportable events with the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

(iii)	The Company provided MAC ACCOUNTING GROUP, LLP with a copy of the disclosure in the preceding two paragraphs and requested in writing that it furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosures. MAC ACCOUNTING GROUP, LLP, provided a letter, dated June 18, 2018, stating its agreement with such statements as related to MAC ACCOUNTING GROUP, LLP.

(b)	New independent registered public accounting firm

(i)	On June 18, 2018, the Registrant engaged M&K CPAS PLLC as its independent registered public accounting firm (“M&K CPAS PLLC”).

(ii)	During the Registrant’s two most recent fiscal years and through the date of this report, the Registrant did not consult with M&K CPAS PLLC regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered regarding the Registrant’s financial statements, and no written or oral advice was provided by M&K CPAS PLLC that was an important factor considered by the Registrant in making a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of any disagreement or event, as set forth in Item 304 (a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and C Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	There is a lack of accounting resources – The Company has insufficient resources for data entry, reviews, and/or oversight from a financial expert with the appropriate level of knowledge and experience to accurately capture transactions in accordance with US GAAP and SEC rules and regulations. This lack of resources further results in inadequate segregation of duties. Additionally, the Company lacks an audit committee as well as a financial expert.

2.	The Company lacks processes and procedures to ensure transactional evidence is properly retained – The Company needs to implement processes that ensure they are aware of, and maintain, evidence necessary to substantiate recorded transactions. The Company needs to retain formal executed documents and adequate support, as they are essential to accurate financial reporting.

3.	Due to the Company not having formal Control procedures related to the approval of related party transactions.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2018, based on criteria established in “Internal Control - Integrated Framework (2013)” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Position Held Since
Robert Stillwaugh	86	President, Chief Executive Officer	May 24, 2017
Mike Schatz	73	Secretary	May 24, 2017
Gary Tilden	62	Former President, Chief Executive Officer, Secretary	May 24, 2017

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Robert (Bob) Stillwaugh: Mr. Stillwaugh served in the US Army immediately after the Korean War conflict from 1954 – 1957 and continued his education at the University of Cincinnati where he earned his Bachelor of Arts degree in Radio-Television Broadcasting. Then followed a 50-plus year history that includes extensive experience in television station operations and management, plus project design and implementation. Bob served 24 years with Grass Valley Group, a widely-known brand in the industry, in Northern California’s Tech Arena. He specialized in engineering development / systems engineering and managed the customs products group. Grass Valley, formerly known as Grass Valley Group, a Nevada City LLC specializing in TV-broadcast equipment, was purchased by Belden, an international investment firm specializing in the broadcast market, for $220 million. Bob retired from Grass Valley Group and co-founded The ISIS Group Inc. where he spent the next 17 years as founder, VP of Engineering and President. Bob’s motto is “There is nothing like the feeling of accomplishment upon completion of a project to the satisfaction of the customer and myself. I enjoy being able to find a solution to a problem that the customer didn’t think could be solved - bringing extra value to the relationship.”

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

Audit Committee and Audit Committee Financial Expert

As of March 31, 2018, the Company did not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Code of Ethics

As of March 31, 2018, the board of directors had not adopted a code of ethics due to Company’s limited number of executive officers and employees that would be covered by such a code and the Company’s limited financial resources. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the year ending March 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal years ended March 31, 2018 and March 31, 2017. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Robert Stillwaugh, President,	2018	125,000	—	—	—	—	—	22,294	147,294
Chief Executive Officer	2017	125,000	—	—	—	—	—	7,294	132,294

Mike Schatz, Secretary	2018	125,000	—	—	—	—	—	22,294	147,294
	2017	125,000	—	—	—	—	—	7,294	132,294

Gary Tilden, Former	2018	20,833	—	—	—	—	—	3,310	24,143
President, Chief Executive Officer, Secretary	2017	125,000	—	—	—	—	—	7,381	132,381

Narrative Disclosure to Summary Compensation Table

On January 20, 2016, the Company executed a Consulting Agreement with Gary Tilden whereby Mr. Tilden was to be paid fees of $75,000 per year. Any unpaid fees were to accrue interest at 12% per annum. On March 9, 2016, Gary Tilden was appointed as the Company’s President, Chief Executive Officer, Secretary, and Director. On April 1, 2016, the Company executed an Employee Agreement (“Tilden Agreement”) with Mr. Tilden that superseded the January 2016 Consulting Agreement. Pursuant to the terms of the Tilden Agreement, Mr. Tilden was to receive an annual salary of $125,000 to be paid on a monthly basis at $10,417 per month commencing on April 1, 2016. Any unpaid amounts were to accrue interest at 12% per year. The Tilden Agreement was for a term of five (5) years and was renewable upon mutual consent. On May 24, 2017, Mr. Gary Tilden tendered his resignation as President, Chief Executive Officer and Secretary of the Company, effective June 1, 2017. The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Tilden will continue assisting the Company pursuant to a Consulting Agreement effective June 1, 2017. During the years ended March 31, 2018 and 2017, the Company recorded $24,143 and $132,381, respectively, in accrued wages and interest. During the year ended March 31, 2018, in accordance with his resignation agreement, Mr. Tilden converted his outstanding salary and interest in the amount of $160,808, to Preferred Series A stock.

On July 1, 2014, the Company executed an Employment Agreement with Mike Schatz whereby Mr. Schatz would be paid fees of $125,000 per year. Any unpaid fees accrued interest at 12% per annum. This Employment Agreement was superseded on March 10, 2016 when the Company executed a Consulting Agreement whereby Mr. Schatz was appointed as the Company’s Chief Financial Officer, Treasurer, and Director would be paid fees of $125,000 per year. Any unpaid fees accrued interest at 6% per annum. On April 1, 2016, the Company executed another Employee Agreement (“Schatz Agreement”) with Mr. Schatz that superseded the March 10, 2016 Consulting Agreement. Pursuant to the terms of the Schatz Agreement, Mr. Schatz would receive an annual salary of $125,000, to be paid on a monthly basis at $10,417 per month commencing on April 1, 2016. Any unpaid amounts will accrue interest at 12% per year. The Schatz Agreement is for a term of five (5) years and is renewable upon mutual consent. On May 24, 2017, Mr. Schatz was appointed the position as Secretary of the Company, effective June 1, 2017. Mr. Schatz will be compensated under his Employment Agreement entered into on April 1, 2016 and will receive no additional compensation pursuant to his appointment. During the years ended March 31, 2018 and 2017, the Company recorded $147,294 and $132,294, respectively, in accrued wages and interest.

On July 1, 2014, the Company executed an Employment Agreement with Robert Stillwaugh whereby Mr. Stillwaugh would be paid fees of $125,000 per year. Any unpaid fees accrued interest at 12% per annum. This Employment Agreement was superseded on March 10, 2016 when the Company executed a Consulting Agreement whereby Mr. Stillwaugh was appointed as the Company’s Chairman of the Board and would be paid fees of $125,000 per year. Any unpaid fees accrued interest at 6% per annum. On April 1, 2016, the Company executed another Employee Agreement (“Stillwaugh Agreement”) with Mr. Stillwaugh that superseded the March 10, 2016 Consulting Agreement. Pursuant to the terms of the Stillwaugh Agreement, Mr. Stillwaugh would receive an annual salary of $125,000, to be paid on a monthly basis at $10,417 per month commencing on April 1, 2016. Any unpaid amounts will accrue interest at 12% per year. The Stillwaugh Agreement is for a term of five (5) years and is renewable upon mutual consent. On May 24, 2017, Mr. Robert Stillwaugh was appointed the position of President, and Chief Executive Officer of the Company, effective June 1, 2017. Mr. Stillwaugh will be compensated under his Employment Agreement entered into on April 1, 2016 and will receive no additional compensation pursuant to his appointment. During the years ended March 31, 2018 and 2017, the Company recorded $147,294 and $132,294, respectively, in accrued wages and interest.

The accumulative amount the Company is indebted to its current and former officers is as follows:

	March 31,
	2018	2017
Gary Tilden	$—	$137,274
Mike Schatz	287,311	140,017
Robert Stillwaugh	287,311	140,017
James Powell	—	150,875
	$574,622	$568,183

The amounts consist of unpaid salary and advances made on behalf of the Company. The amounts are unsecured, are due on demand and have no maturity.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended March 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2018, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

		Amount and
		Nature of
Name and Address of Beneficial	Title of	Beneficial	% of Common
Owners of Common Stock	Class	Ownership (1)	Stock (2)
Mike Schatz	Common	81,061	2.78%
175 Joerschke Dr, Ste A	Stock
Grass Valley, CA 95945
Robert Stillwaugh	Common	81,061	2.78%
175 Joerschke Dr, Ste A	Stock
Grass Valley, CA 95945
Total Officers and Directors		162,122	5.56%

5% Shareholders	Common
0	Stock

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

2.	The percentage shown is based on denominator of 2,914,797 shares of common stock issued and outstanding for the company as of March 31, 2018.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

●	Disclosing such transactions in reports where required;

●	Disclosing in any and all filings with the SEC, where required;

●	Obtaining disinterested directors consent; and

●	Obtaining shareholder consent where required.

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

On June 1, 2017, the Company issued 536,351 Series A Preferred shares valued at $960,068 to Gary Tilden, a former officer and director, which reduced liabilities owed to him of $819,460, and recorded a loss on conversion of $140,608. The value of the stock is based on the closing market price of the equivalent common stock conversion value on the date of the settlement agreement.

On August 21, 2017, the Company retired 250 Series B Voting Preferred shares issued to Donna Murtaugh.

On August 21, 2017, the Company retired 250 Series B Voting Preferred shares issued and 81,061 common shares issued to Gary Tilden, in accordance with his resignation arrangement. Additionally, the Company issued Mr. Tilden 747,208 Series A Preferred shares, with a value of $1,337,499, thereby recording a loss on conversion of $1,325,340. The value of the stock is based on the closing market price of the equivalent common stock conversion value on the date of the settlement agreement.

As of March 31, 2018, former President Gary Tilden has been paid all outstanding related party and derivative liabilities. The other parties have a remaining derivative liability of $2,152,500, to be issued in common stock, and is recorded as a derivative liability on the Company’s Balance Sheet.

During the year ended March 31, 2018, the Company reclassified stock payables due to related parties of $2,791,250 to derivative liabilities, due to the company having a tainted equity environment.

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. As of March 31, 2018 and 2017 the Company owed related parties $126,494 and $50,262, respectively. During the year ended March 31, 2018, the Company recorded imputed interest of $13,257 to the statement of operations with a corresponding increase to additional paid in capital.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, we have no independent directors.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by our auditors for the years ended March 31, 2018 and March 31, 2017:

	2018	2017
Audit Fees	$35,500	$21,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$35,500	$21,500

Audit Fees

We incurred approximately $35,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2018.

We incurred approximately $21,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2017.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2018 and 2017 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2018 and 2017 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2018 and 2017 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS.

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
3.1a	Amended Articles of Incorporation	Filed with the SEC on November 11, 2009, on our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on June 8, 2007 as part of our Registration of Securities on Form SB-2.
10.45	Asset Purchase Agreement, by and between the Company and RJM and Associates, dated March 9, 2016	Filed with the SEC on March 10, 2016 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS	XBRL Instance Document	Furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*	Filed Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMLATUS CORPORATION

Dated: September 24, 2018

/s/ Robert Stillwaugh

Robert Stillwaugh

President, Chief Executive Officer and Principal Financial Officer