Form 10-K/A
period 2018-03-31
Simlatus Corp
filed 2018-09-27
CIK 1399306

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference: None

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K"), as filed with the Securities and Exchange Commission on September 24, 2018 is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). Exhibit 101 was not furnished with the Form 10-K previously and no other changes have been made to the Form 10-K.

This Amendment No. 1 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date of the Form 10-K and does not modify or update in any way disclosures made in the Form 10-K as originally filed.

Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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