Form 10-Q
period 2018-06-30
Simlatus Corp
filed 2018-10-01
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of September 28, 2018, there were 2,914,797 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMLATUS CORP.
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$1,688	$2,431
Accounts receivable	—	4,760
Inventory, net	659	1,435
Total Current Assets	2,347	8,626

TOTAL ASSETS	$2,347	$8,626

LIABILITIES
Current Liabilities:
Accounts payable	$245,143	$230,553
Accrued wages	853,697	751,754
Deferred revenue	—	3,528
Derivative liabilities	6,957,489	6,627,023
Convertible notes payable in default, net of discount	505,601	511,923
Convertible notes payable, net of discount	333,438	262,910
Convertible notes payable, interest	3,682,371	3,289,044
Related party liabilities	143,223	126,494
Total Current Liabilities	12,720,962	11,803,229

Long term notes payable	61,000	61,000

Total Liabilities	12,781,962	11,864,229

Commitments and contingencies	—	—

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value 20,000,000 shares authorized
Series A: 10,000,000 shares authorized	3,490	3,490
3,489,510 shares issued and outstanding at June 30, 2018
3,489,510 shares issued and outstanding at March 31, 2018
Series B: 10,000,000 shares authorized	1	1
500 shares issued and outstanding at June 30, 2018
500 shares issued and outstanding at March 31, 2018
Common stock, $0.00001 par value 900,000,000 authorized	29	29
2,914,797 shares issued and outstanding at June 30, 2018
2,914,797 shares issued and outstanding at March 31, 2018
Additional paid in capital	(937,626)	(954,735)
Accumulated deficit	(11,845,509)	(10,904,388)
Total Shareholders’ Deficit	(12,779,615)	(11,855,603)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,347	$8,626

The accompanying notes are an integral part of these condensed financial statements.

SIMLATUS CORP.
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
	2018	2017
Sales	$8,028	$8,351
Cost of materials	2,571	6,617
Gross profit (loss)	5,457	1,734

Operating expenses:
G&A expenses	22,730	52,364
Professional fees	28,297	95,956
Salaries and wages	81,250	102,083
Total operating expenses	132,277	250,403

Loss from operations	(126,820)	(248,669)

Other income (expense):
Gain (loss) on settlement of debt	(13,000)	(62,421)
Gain (loss) in fair value of derivative liability	(307,073)	942,273
Interest expense	(494,228)	(660,384)
Total other expense	(814,301)	219,468

Net loss before income taxes	(941,121)	(29,201)
Income tax expense	—	—
Net loss	$(941,121)	$(29,201)

Per share information
Weighted number of common shares outstanding, basic and diluted	2,914,797	917,859
Net loss per common share, basic and diluted	(0.32)	(0.03)

The accompanying notes are an integral part of these condensed financial statements.

SIMLATUS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(941,121)	$(29,201)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	70,170	165,561
Imputed interest	5,057	—
New derivatives recorded as loan fees	—	57,487
Common stock issued for services	—	20,500
Change in fair value of derivative liability	307,073	(942,273)
Loss on settlement of debt	13,000	62,421
Decrease (increase) in operating assets:
Accounts receivable	4,760	—
Inventory	776	(591)
Prepaid expenses	—	6,000
Increase (decrease) in operating liabilities:
Accounts payable	31,071	91,346
Accrued expenses	98,415	115,754
Accrued interest	393,327	419,165
Advances from related parties	16,729	—
Net cash used in operating activities	(743)	(33,831)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from convertible notes payable	—	20,000
Proceeds from (payments to) related parties, net	—	15,223
Net cash provided by financing activities	—	35,223

Net increase (decrease) in cash	(743)	1,392

Cash, beginning of period	2,431	1,330
Cash, end of period	$1,688	$2,722

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Accounts payable converted to note payable	$16,481	$—
Preferred Series A stock issued to settle debt	$—	$960,069
Shares issued for liabilities	$—	$383,215
Derivative debt discount	$27,945	$55,817
Derivative settlements	$12,052	$—
Preferred Series A stock converted to common stock	$—	$1,918
Accrued interest on note payable transferred to principal	$—	$872

The accompanying notes are an integral part of these condensed financial statements.

SIMLATUS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

June 30, 2018

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

Financial Statement Presentation

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission (the “SEC”). The results for the interim periods are not necessarily indicative of results for the entire year. These interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”), and should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. In the opinion of management, the unaudited Condensed Financial Statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein. Any such adjustments are of a normal recurring nature.

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

Revenue recognition and Related Allowances

Effective April 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2018 and March 31, 2018 is $0.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on November 1, 2017 (see Note 8). Diluted earnings (loss) per share is equal to the basic per share for the three months ended June 30, 2018 and 2017. Common stock equivalents are not included in the loss per share since they are anti-dilutive. All per share amounts have been adjusted for the reverse stock split.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. During the year ended March 31, 2018, the Company recorded an impairment to inventory of $61,188. As of June 30, 2018 and March 31, 2018, the Company’s inventories consist primarily of raw materials and supplies rather than finished goods and are presented, net of an allowance for obsolete inventory, as $659 and $1,435, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2018 and March 31, 2018 for each fair value hierarchy level:

June 30, 2018	Derivative Liabilities	Total
Level 1	$—	$—
Level 2	$—	$—
Level 3	$6,957,489	$6,957,489

March 31, 2018	Derivative Liabilities	Total
Level 1	$—	$—
Level 2	$—	$—
Level 3	$6,627,023	$6,627,023

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of June 30, 2018 and March 31, 2018, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

As of the date of this filing, the Company is delinquent in filing their tax returns, and there is uncertainty regarding potential penalties and interest.  The last return filed by the Company was March 31, 2012, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the years ending March 31, 2013, 2014, 2015, 2016, 2017 and 2018 which, are still open for examination.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 will be effective for our fiscal year beginning April 1, 2018. In addition, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

Effective April 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2018, the Company has an accumulated deficit of $11,845,509 since its inception and working capital deficit of $12,718,615, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

3.	CONVERTIBLE NOTES PAYABLE

As of June 30, 2018 and the year ended March 31, 2018, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	June 30,	March 31,
	Note Date	Date	Rate	Rate	2018	2018
ARC Capital Ltd	10/1/2015	4/2/2016	24%	Variable	$2,625	$2,625
Asher Enterprises #4	9/16/2011	6/20/2012	22%	Variable	—	13,000
Auctus Fund #1	12/16/2016	9/16/2017	24%	Variable	46,750	46,750
Auctus Fund #2	8/9/2017	5/9/2017	24%	Variable	46,750	46,750
Blackbridge Capital #2	5/3/2016	5/3/2017	5%	Variable	80,400	80,400
EMA Financial	11/9/2016	11/9/2017	24%	Variable	272,576	272,576
Emunah Funding #1	10/18/2017	10/18/2018	0%	Variable	110,000	110,000
Emunah Funding #2	10/18/2017	10/18/2018	0%	Variable	20,000	20,000
Emunah Funding #3	10/18/2017	10/18/2018	0%	Variable	30,000	30,000
Emunah Funding #4	10/20/2018	7/20/2018	8%	Variable	55,440	55,440
Emunah Funding #5	5/15/2018	5/15/2019	10%	Variable	37,778	—
GW Holdings	10/13/2015	4/1/2015	24%	Variable	42,500	42,500
James Powell	9/7/2015	Demand	8%	Variable	150,875	150,875
Syndication Capital #1	12/31/2012	10/10/2011	22%	0.01	5,000	5,000
Tri-Bridge Ventures #1	1/19/2017	10/19/2017	8%	Variable	9,000	9,000
V2IP #2	5/13/2016	Demand	12%	Variable	10,000	10,000
					919,694	894,916
Less debt discount					(80,655)	(120,083)
Notes payable, net of discount*					$839,039	$774,833

*	During the three months ended June 30, 2018 and the year ended March 31, 2018, the balance of notes payable, net of discount that are in default is $505,601 and $511,923, respectively.

ARC Capital Ltd

On October 1, 2015, the Company accepted and agreed to a Debt Purchase Agreement, whereby ARC Capital Ltd acquired $16,000 in principal and $5,625 of interest of a Direct Capital Group, Inc. convertible note in exchange for $21,625. The note bears interest at 8% per annum (increases to 24% per annum upon an event of default), matured on April 2, 2016, and is convertible into common stock at 50% of the lowest closing market price of the prior 15 trading days including the day upon which the notice of conversion is received by the Company. The Company recorded a debt discount from the derivative equal to $21,625 due to this conversion feature. The note had accrued interest of $8,417 as of June 30, 2018 and $8,260 as of March 31,2018. The debt discounts had a balance at June 30, 2018 of $0 and $0 at March 31, 2018. The principal balance as of June 30, 2018 and March 31, 2018, was $2,625 and $2,625, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Asher Enterprises, Inc.

On September 16, 2011, the Company accepted and agreed to a Debt Purchase Agreement, whereby Asher Enterprises, Inc. acquired $40,000 of a Special Situations Fund One convertible note in exchange for $40,000. The note bears interest at 8% per annum (increases to 22% per annum upon an event of default), matured on June 20, 2012, and is convertible into common stock at 50% multiplied by the average of the 3 lowest closing market prices of the 10 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $40,000 due to this conversion feature. The note had accrued interest of $0 as of June 30, 2018 and $0 as of March 31,2018. The debt discounts had a balance of $0 at June 30, 2018 and $0 at March 31, 2018.

On May 12, 2018, the Company entered into a Debt Settlement Agreement with Asher Enterprises, Inc. to settle the outstanding debt of $13,000 in exchange for a cash payment of $26,000, resulting in a loss on settlement of debt of $13,000. As of June 30, 2018 and March 31, 2018, the note had a balance of $0 and $13,000, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Auctus Fund LLC

On December 16, 2016, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on September 16, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature. Pursuant to the default terms of the note, the Company entered a penalty of $191,562 in interest during the year ended March 31, 2018. The note had accrued interest of $206,924 as of June 30, 2018 and $204,127 as of March 31,2018. The debt discounts had a balance of $0 as of June 30, 2018 and $204,127 as of March 31, 2017. The Company recorded debt discount amortization expense of $0 and $28,835 as of June 30, 2018 and 2017, respectively. The principal balance as of June 30, 2018 and 2017, was $46,750 and $46,750, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 9, 2017, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on August 22, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature. Pursuant to the default terms of the note, the Company entered a penalty of $210,097 in interest during the year ended March 31, 2018. The note had accrued interest of $214,260 as of June 30, 2018 and $213,094 as of March 31,2018. The debt discounts had a balance of $0 as of June 30, 2018 and $6,679 as of March 31, 2018. The Company recorded debt discount amortization expense of $6,679 and $40,071 as of June 30, 2018 and March 31, 2018, respectively. The principal balance as of June 30, 2018 and March 31, 2018, was $46,750 and $46,750, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Blackbridge Capital

On May 3, 2016, the Company accepted and agreed to a Debt Purchase Agreement, whereby Blackbridge Capital acquired $100,000 in principal of a Direct Capital Group, Inc. convertible note in exchange for $100,000. The note bears interest at 5% per annum, matured on May 3, 2017, and is convertible into common stock at 50% of the lowest market price of the 20 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $100,000 due to this conversion feature. The note had accrued interest of $8,705 as of June 30, 2018 and $7,703 as of March 31,2018. The debt discounts had a balance of $0 at June 30, 2018 and $0 at March 31, 2018. The Company recorded debt discount amortization expense of $0 and $7,269 as of June 30, 2018 and March 31, 2018, respectively. The principal balance as of June 30, 2018 and March 31, 2018, was $80,400 and $80,400, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

EMA Financial, LLC

On November 9, 2016, the Company issued a convertible note to EMA Financial, LLC for $35,000, of which $30,000 was received in cash $5,000 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on November 9, 2017, and is convertible into the lower of 1) the closing market price on the trading day immediately preceding the closing date of the note, and 2) 50% of the lowest trading price during the 25 trading days prior to the conversion date. The Company recorded a debt discount from the derivative equal to $35,000 due to this conversion feature. Pursuant to the default terms of the note, the Company entered a penalty of $250,330 in principal and $23,143 in interest during the year ended March 31, 2018. The note had accrued interest of $42,725 as of June 30, 2018 and $26,415 as of March 31,2018. The debt discounts had a balance of $0 as of June 30, 2018 and $0 as of March 31, 2018. During the year ended March 31, 2018, the principal amount of $12,754 was converted into shares. The Company recorded debt discount amortization expense of $0 and $21,384 as of June 30, 2018 and March 31, 2018, respectively. The principal balance as of June 30, 2018 and March 31, 2018, was $272,576 and $272,576, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 18, 2017, the Company issued a convertible note to Emunah Funding LLC in consideration of liquidated damages in the amount of $110,000. The note bears no interest, matures on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $110,000 due to this conversion feature. The debt discounts had a balance at June 30, 2018 of $33,151 and $60,575 at March 31, 2017. The Company recorded debt discount amortization expense of $27,425 during the three months ended June 30, 2018 and $49,425 during the year ended March 31, 2018. The principal balance as of June 30, 2018 and March 31, 2018, was $110,000 and $110,000, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 18, 2017, the Company accepted and agreed to a Debt Purchase Agreement, whereby Emunah Funding LLC acquired $20,000 of debt from a Tri-Bridge Ventures LLC convertible note in exchange for $25,000. The note bears no interest, matures on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature. The debt discounts had a balance at June 30, 2018 of $7,534 and $13,767 at March 31, 2017. During the year ended March 31, 2018 the principal amount of $5,000 was converted into shares. The Company recorded debt discount amortization expense of $6,233 during the year ended June 30, 2018 and $11,233 during the year ended March 31, 2018. The principal balance as of June 30, 2018 and March 31, 2018, was $20,000 and $20,000 respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 18, 2017, the Company accepted and agreed to a Debt Purchase Agreement, whereby Emunah Funding LLC acquired $35,817 of debt from a Tri-Bridge Ventures LLC convertible note in exchange for $30,000. The note bears no interest, matures on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $30,000 due to this conversion feature. The debt discounts had a balance at June 30, 2018 of $9,041 and $16,521 at March 31, 2018. The Company recorded debt discount amortization expense of $7,479 during the three months ended June 30, 2018 and $13,479 during the year ended March 31, 2018. The principal balance as of June 30, 2018 and March 31 2018, was $30,000 and $30,000, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 20, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The note had accrued interest of $2,882 as of June 30, 2018 and $1,776 as of March 31,2018. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature. The debt discounts had a balance at June 30, 2018 of $4,062 and $22,542 at March 31, 2018. The Company recorded debt discount amortization expense of $18,480 during the three months ended June 30, 2018 and $32,898 during the year ended March 31, 2018. The principal balance as of June 30, 2018 and March 31, 2018, was $55,440 and $55,440, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 15, 2018, the Company issued a convertible note to Emunah Funding LLC for $37,778, which includes $26,000 to settle the convertible note with Asher Enterprises, $8,000 to settle outstanding accounts payable, and OID interest of $3,778. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on May 15, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $26,964 due to this conversion feature. The note had accrued interest of $476 as of June 30, 2018 and $0 as of March 31,2018. The debt discounts had a balance at June 30, 2018 of $26,868 and $0 at March 31, 2018. The Company recorded debt discount amortization expense of $3,874 during the three months ended June 30, 2018 and $0 during the year ended March 31, 2018. The principal balance as of June 30, 2018 and March 31, 2018, was $37,778 and $0, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

GW Holdings Group, LLC

On October 13, 2015, the Company accepted and agreed to a Debt Purchase Agreement, whereby GW Holdings Group, LLC acquired $50,000 in principal and $10,411 of interest of a New Venture Attorneys convertible note in exchange for $60,411. The note bears interest at 8% per annum (increases to 24% per annum upon an event of default), matured on April 1, 2015, and is convertible into common stock at 50% multiplied by the average of the 3 lowest closing prices of the 10 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $60,411 due to this conversion feature. On April 27, 2016 and May 23, 2016, GW Holdings requested conversions which were not honored. Pursuant to the terms of the note, penalties of $2,000 per day per conversion were accrued as interest. The note had accrued interest of $3,136,750 as of June 30, 2018 and $2,770,200 as of March 31,2018. The debt discounts had a balance at June 30, 2018 of $0 and $0 at March 31, 2018. he Company The principal balance as of June 30, 2018 and March 31, 2018, was $42,500 and $42,500, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

James Powell

On September 7, 2015, the Company issued a convertible note with the Company’s former President, James Powell for non-cash consideration for accrued fees of $150,875. The note bears interest at 8%, is due on demand, and is convertible into convertible into common stock at 50% of the lowest trading price for the 15 days prior to the date of conversion. The note had accrued interest of $33,961 as of June 30, 2018 and $30,952 as of March 31,2018. The principal balance as of June 30, 2018 and March 31, 2018 was $150,875 and $150,875, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Syndication Capital, LLC

On December 31, 2012, the Company issued a convertible note with Syndication Capital, LLC, Inc. for non-cash consideration for unpaid consulting fees of $105,000. The note bears interest of 22%, matured on October 10, 2011 and is convertible into convertible into common stock at a fixed rate of $.0001. On August 4, 2013, Gel Properties, LLC acquired $100,000 of the note. The note had accrued interest of $19,129 as of June 30, 2018 and $18,855 as of March 31,2018. The principal balance as of June 30, 2018 and March 31, 2018, was $5,000 and $5,000, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Tri-Bridge Ventures LLC

On January 19, 2017, the Company issued a convertible note to Tri-Bridge Ventures LLC for $25,000 for cash consideration. The note bears interest at 8%, matured on October 19, 2017, and is convertible into common stock at 57.5% of the volume weighted average price of the daily trading prices during the 20 day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature. The note had accrued interest of $1,486 as of June 30, 2018 and $1,306 as of March 31,2018. The debt discounts had a balance of $0 as of June 30, 2018 and $0 as of March 31, 2018. During the year ended March 31, 2018, the principal amount of $16,000 was converted into shares. The Company recorded debt discount amortization expense of $0 and $18,498 as of June 30, 2018 and March 31, 2018, respectively. The principal balance as of June 30, 2018 and March 31, 2018, was $9,000 and $9,000, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

V2IP, LLC

On May 31, 2016, the Company accepted and agreed to a Debt Purchase Agreement, whereby V2IP, LLC acquired $20,000 in accrued interest from a Direct Capital Group, Inc convertible note in exchange for $20,000. The note bears interest at 6% per annum (increases to 12% per annum upon an event of default), is due on demand, and is convertible into common stock at 50% of the lowest trading price of the 10 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature. The note had accrued interest of $1,428 as of June 30, 2018 and $1,129 as of March 31,2018. The debt discounts had a balance at June 30, 2018 of $0 and $0 at March 31, 2018. The principal balance as of June 30, 2018 and March 31, 2018, was $10,000 and $10,000, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

As of June 30, 2018, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

Convertible Note Conversions

During the three months ended June 30, 2018, the Company issued no shares of common stock upon the conversion of portions of the Convertible Notes.

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

4. LONG TERM NOTE PAYABLE

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

5. DERIVATIVE LIABILITIES

As of June 30, 2018, the Company revalued the embedded conversion feature of the Convertible Notes, warrants and stock payables. The fair values were calculated based on the Monte Carlo simulation method consistent with the terms of the related debt.

A summary of the derivative liability balance as of June 30, 2018, is as follows:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$4,019,289	$2,131	$2,605,603	$6,627,023
Initial recognition of derivative liability	26,964	981	7,500	35,445
Reduction for debt settlement	(12,052)	—	—	(12,052)
Loss on derivative liability valuation	299,573	—	7,500	307,073
Balance, end of period	$4,333,774	$3,112	$2,620,603	$6,957,489

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2018:

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

On May 15, 2018, the Company executed a Common Stock Purchase Warrant for 40,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on May 15, 2023.

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

During the three month ended June 30, 2018, the Company recorded $7,500 in stock payables due to the conversion of accounts payable to stock payable, which were derivatives due to their tainted equity environment.

6. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the three month ended June 30, 2018, the Company advanced $16,729 to related parties. As of June 30, 2018 and March 31, 2018 the Company owed related parties $143,223 and $126,494, respectively. During the three months ended June 30, 2018 and the year ended March 31, 2018, the Company recorded imputed interest of $5,057 and $13,257, respectively, to the statement of operations with a corresponding increase to additional paid in capital.

7. PREFERRED STOCK

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

As of June 30, 2018, 10,000,000 Series A Preferred shares and 10,000,000 Series B Preferred shares were authorized, of which 3,489,610 Series A shares were issued and outstanding, (3,489,610 shares as of March 31, 2018) and 500 Series B shares were issued and outstanding (500 shares as of March 31, 2018).

8. COMMON STOCK

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

As of June 30, 2018, 900,000,000 common shares, par value $0.00001, were authorized, of which 2,914,797 shares were issued and outstanding (2,914,797 shares as of March 31, 2018).

9. INCOME TAX

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Operating loss carry-forwards generated from inception through June 30, 2018 of approximately $5,781,805 will begin to expire in 2034. The Company applies a statutory income tax rate of 21%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $1,164,672 at June 30, 2018.

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

On June 15, 2018, the Company entered into a Debt Settlement Agreement (“Agreement”) with Axeman regarding the original contract dated June 27, 2016. The Agreement settles all outstanding debt owed to Axeman as of May 30, 2018, which includes unpaid monthly retainers and commissions of $28,103 and a $100,000 bonus fee, which the Company agreed to reinstate pursuant to the terms of the Agreement. The Company has agreed to settle this debt in full, in the amount of $140,000. The company has agreed to issue 78,212 Series A shares in value of $1.79 per share for the total value of $140,000 and this amount was accrued as of March 31, 2018 and June 30, 2018. All contracts have been canceled with Axeman, and the Company has authorized the Transfer Agent to issue said shares in the name of Axeman Capital, LLC. As of the date of this filing, the shares have not been issued.

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

11. SUBSEQUENT EVENTS

On July 3, 2018, the Company issued a convertible note to Fourth Man LLC for $24,200, which includes $1,238 in cash paid to the company, $20,762 to settle outstanding accounts payable and transaction costs of $2,200. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on July 3, 2019.

On July 3, 2018, the Company executed a Common Stock Purchase Warrant for 48,400,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on July 3, 2023.

On July 17, 2018, the Company executed an Allonge with Fourth Man LLC to the note dated July 3, 2018. The Purchaser agrees that in exchange for a $7,700 payment to the Company to settle accounts payable, the note principal is being increased by $8,470.

On July 17, 2018, the Company executed a Common Stock Purchase Warrant for 16,940,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on July 17, 2023.

On August 22, 2018, the Company executed an Allonge with Fourth Man LLC to the note dated July 3, 2018. The Purchaser agrees that in exchange for a $7,000 payment to the Company to settle accounts payable, the note principal is being increased by $7,700.

On August 22, 2018, the Company executed a Common Stock Purchase Warrant for 15,400,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on August 22, 2023.

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

RESULTS OF OPERATIONS

Results for the Three months Ended June 30, 2018 Compared to the Three months Ended June 30, 2017

Revenues:

The Company’s revenues were $8,028 for the three months ended June 30, 2018 compared to $8,351 for the three months ended June 30, 2017. The decrease in revenue was due to a decrease in audio and video broadcasting product orders from the prior three months.

Cost of Sales:

The Company’s cost of materials was $2,571 for the three months ended June 30, 2018, compared to $6,617 for the three months ended June 30, 2017. The decrease was due to a decrease in purchases of materials required to fulfill customer orders.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended June 30, 2018, and June 30, 2017, were $132,277 and $250,403, respectively. The decrease was primarily attributable to a decrease in salary and wages.

Other Income (Expense):

Other income (expense) for the three months ended June 30, 2018, and June 30, 2017, was $(814,301) and $219,468, respectively. Other income (expense) consisted of gain or loss on debt forgiveness, gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and the change in the gain/loss on debt settlement between periods based on the amount of debt converted and the difference between the value of the stock issued and the debt extinguished.

Net Loss:

Net loss for the three months ended June 30, 2018, was $941,121 compared with a net loss of $29,201 for the three months ended June 30, 2017. The increased net loss can be explained by the changes in fair value of derivative liabilities offset with and the loss on settlement of debt recorded in the prior period.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	June 30,	March 31,
	2018	2018
Current Assets	$2,347	$8,626
Current Liabilities	12,720,962	11,803,229
Working Capital (Deficit)	$(12,718,615)	$(11,794,603)

The overall working capital (deficit) increased from $(11,794,603) at March 31, 2018 to $(12,718,615) at June 30, 2018.

	June 30,	June 30,
	2018	2017
Cash Flows from (used in) Operating Activities	$(734)	$(33,831)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	—	35,223
Net Increase (decrease) in Cash During Period	$734	$1,392

During the three months ended June 30, 2018, cash used in operating activities was $734 compared to $33,831 for the three months ended June 30, 2017. The decrease in the cash used in operating activities is primarily attributed to a loss in the fair value of derivative liabilities and accrued interest.

During the three months ended June 30, 2018 cash used in investing activities was $0 compared to $0 for the three months ended June 30, 2017.

During the three months ended June 30, 2018, cash from financing activity was $0 compared to $35,223 for the three months ended June 30, 2017. The decrease in cash from financing activity primarily resulted from a decrease in the proceeds from convertible notes during the three months ended June 30, 2018.

As of June 30, 2018, the Company had a cash balance and asset total of $1,688 and $2,347 respectively, compared with $2,431 and $8,626 of cash and total assets, respectively, as of March 31, 2018. The decrease in assets was due to a decrease in accounts receivable.

As of June 30, 2018, the Company had total liabilities of $12,781,962 compared with $11,864,229 as of March 31, 2018. The increase in total liabilities was primarily attributed to the to an increase in the fair value of derivative liabilities and an increase in convertible note payable accrued interest.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of June 30, 2018, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our March 31, 2018 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 will be effective for our fiscal year beginning April 1, 2018. In addition, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2018, that was filed with the SEC on September 24, 2018, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 includes a detailed discussion of our risk factors.

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

Dated: September 28, 2018

/s/ Robert Stillwaugh
By: Robert Stillwaugh
Its: President, Chief Executive Officer