Form 10-Q
period 2018-09-30
Simlatus Corp
filed 2018-11-14
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 14, 2018, there were 2,914,799 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,” “SIML,” “our,” “us,” the “Company,” refers to Simlatus Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMLATUS CORP.
BALANCE SHEETS

	September 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$2,609	$2,431
Accounts receivable	983	4,760
Inventory, net	2,129	1,435
Total Current Assets	5,721	8,626

TOTAL ASSETS	$5,721	$8,626

LIABILITIES
Current Liabilities:
Accounts payable	$214,967	$205,603
Accounts payable - related parties	30,815	24,950
Accrued wages	958,316	751,754
Deferred revenue	983	3,528
Derivative liabilities	7,405,374	6,627,023
Convertible notes payable in default, net of discount	561,041	511,923
Convertible notes payable, net of discount	332,710	262,910
Convertible notes payable, interest	4,084,730	3,289,044
Related party liabilities	158,012	126,494
Total Current Liabilities	13,746,948	11,803,229

Long term notes payable	61,000	61,000

Total Liabilities	13,807,948	11,864,229

Commitments and contingencies	—	—

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value 20,000,000 shares authorized
Series A: 10,000,000 shares authorized	3,490	3,490
3,489,510 shares issued and outstanding at September 30, 2018
3,489,510 shares issued and outstanding at March 31, 2018
Series B: 10,000,000 shares authorized	1	1
500 shares issued and outstanding at September 30, 2018
500 shares issued and outstanding at March 31, 2018
Common stock, $0.00001 par value 900,000,000 authorized	29	29
2,914,799 shares issued and outstanding at September 30, 2018
2,914,799 shares issued and outstanding at March 31, 2018
Additional paid in capital	(932,025)	(954,735)
Accumulated deficit	(12,873,722)	(10,904,388)
Total Shareholders’ Deficit	(13,802,227)	(11,855,603)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,721	$8,626

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales	$13,216	$3,600	$21,244	$11,951
Cost of materials	2,997	3,659	5,567	10,276
Gross profit (loss)	10,219	(59)	15,677	1,675

Operating expenses:
G&A expenses	23,661	25,661	45,910	75,070
Professional fees	43,796	103,275	72,574	202,186
Salaries and wages	81,250	81,250	162,500	183,333
Total operating expenses	148,707	210,186	280,984	460,589

Loss from operations	(138,488)	(210,245)	(265,307)	(458,914)

Other income (expense):
Gain (loss) on settlement of debt	—	—	(13,000)	(62,421)
Gain (loss) in fair value of derivative liability	(340,695)	(504,358)	(647,768)	437,916
Interest expense	(549,030)	(580,095)	(1,043,259)	(1,240,479)
Total other expense	(889,725)	(1,084,453)	(1,704,027)	(864,984)

Net loss before income taxes	(1,028,213)	(1,294,698)	(1,969,334)	(1,323,898)
Income tax expense	—	—	—	—
Net loss	$(1,028,213)	$(1,294,698)	$(1,969,334)	$(1,323,898)

Per share information
Weighted number of common shares outstanding, basic and diluted	2,914,797	2,888,150	2,914,797	2,193,400
Net loss per common share, basic and diluted	(0.35)	(0.45)	(0.68)	(0.60)

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,969,334)	$(1,323,898)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	132,604	260,211
Imputed interest	10,658	—
Stock based compensation	—	27,250
Change in fair value of derivative liability	710,758	(339,623)
Loss on settlement of debt	13,000	62,421
Decrease (increase) in operating assets:
Accounts receivable	3,777	6,705
Inventory	(694)	(11,654)
Prepaid expenses	—	10,000
Increase (decrease) in operating liabilities:
Accounts payable	66,950	165,024
Accrued expenses	204,017	210,543
Accrued interest	795,686	843,515
Advances from related parties	31,518	—
Net cash used in operating activities	(1,060)	(89,506)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from convertible notes payable	1,238	60,000
Proceeds from (payments to) related parties, net	—	33,597
Net cash provided by financing activities	1,238	93,597

Net increase (decrease) in cash	178	4,091

Cash, beginning of period	2,431	1,330
Cash, end of period	$2,609	$5,421

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Accounts payable converted to note payable	$43,462	$—
Accounts payable converted to stock payable within derivative liability	$15,000	$—
Shares issued for liabilities	$—	$1,343,284
Derivative debt discount	$64,645	$95,817
Derivative settlements	$12,052	$—
Preferred Series A stock converted to common stock	$—	$1,918
Accrued interest on note payable transferred to principal	$—	$872
Common stock converted to Series A preferred stock	$—	$1,216

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2018
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

Simlatus sells approximately 55 different audio/video products and is preparing to market its newest audio/video product referred to as SyncPal™. In addition to the Company’s traditional line of audio/video products, it has commenced the research & development of its Immersive Broadcast System, referred to as the Simlatus-IBS™. The Simlatus-IBS™ will include commercial augmented reality and virtual reality applications for studio engineers. These applications, both hardware and software, will allow the customer to control and manage the studio audio/video systems from anywhere in the world. These products are being developed to serve a market segment that is presently being strongly embraced by consumers and is forecasted, by some of the most widely recognized tech companies in the world, as becoming a multi-billion-dollar market in the very near future. The Market Analysis and IP Portfolio will include new patents specifically developed for these products and owned by the Company.

On October 23, 2018, the Company entered into a Memorandum of Understanding with Satel Group, Inc. to initiate a Merger between Satel Group Inc. and the Company.

The President of Satel Group Inc., Richard Hylen, and Chairman and CEO of Simlatus Corporation, Robert Stillwaugh have both agreed that it would be in the best interests of the shareholders to merge both companies.

Satel Group Inc. is a multi-million dollar revenue based company in telecommunication and has been in business since 2008. Based in San Francisco, Satel provides High Speed Internet, VoiSelect Digital Telephone, and DIRECTV™ for Multi-dwelling buildings including: Businesses, Apartments and Condominiums, and Residential Communities.

Simlatus will build specialized telecommunication and broadcast systems for Satel’s growing business model to expand its services.

On October 29, 2018, the Board of Directors dismissed Robert Stillwaugh as an officer and director, specifically as the Chief Executive Officer, Chairman of the Board, and Corporate (President) of the Company effective November 1, 2018. Effective November 1, 2018, Mr. Stillwaugh has a new revised Employment Agreement which appoints him as President of Simlatus, a non-director/officer position which includes returning to Treasury 250 Preferred Series B Control Shares, and an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion.

On October 29, 2018, the Board of Directors dismissed Mike Schatz as an officer and director, specifically as the Chief Operations Officer, Director, Secretary and Treasurer of the Company effective November 1, 2018. Effective November 1, 2018, Mr. Schatz has a new revised Employment Agreement which appoints him as the Vice President of Simlatus, a non-director/officer position, which includes returning to Treasury 250 Preferred Series B Control Shares, and an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion.

On October 29, 2018, the Board of Directors appointed Richard N. Hylen as the new Chief Executive Officer, Chairman of the Board, and President, Secretary, and Treasurer of the Company effective November 1, 2018. Richard has been provided with an Employment Agreement that includes the issuance of 500 Preferred Series B Control Shares, and an annual salary of $120,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion.

Mr. Hylen is 72 years old. As the Founder of Satel Inc., the Managing Director of Turner Broadcasting Far East LTD, and a Senior Executive of Viacom’s San Francisco cable company, Richard has over 35 years of experience providing video and Internet using the most advanced technologies including: cable, fiber, satellite, wireless and CAT5 not only domestically, but to over 50 countries worldwide. His skill set encompasses successfully negotiating complicated licensing agreements with governmental entities, creating joint venture partnerships, developing strategic distribution relationships, financing, designing, installing and managing advanced technologies to provide consumers with video and Internet services. Hylen used his extensive corporate management expertise combined with his technical knowledge to create Satel, recognized as one of the nation’s largest providers of DirecTV to high rise buildings in major metropolitan markets.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2018 and March 31, 2018 is $0.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on November 1, 2017 (see Note 8). Diluted earnings (loss) per share is equal to the basic per share for the three and six months ended September 30, 2018 and 2017. Common stock equivalents are not included in the loss per share since they are anti-dilutive. All per share amounts have been adjusted for the reverse stock split.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. During the year ended March 31, 2018, the Company recorded an impairment to inventory of $61,188. As of September 30, 2018 and March 31, 2018, the Company’s inventories consist primarily of raw materials and supplies rather than finished goods and are presented, net of an allowance for obsolete inventory, as $2,129 and $1,435, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2018 and March 31, 2018 for each fair value hierarchy level:

September 30, 2018	Derivative Liabilities	Total
Level 1	$—	$—
Level 2	$—	$—
Level 3	$7,405,374	$7,405,374

March 31, 2018	Derivative Liabilities	Total
Level 1	$—	$—
Level 2	$—	$—
Level 3	$6,627,023	$6,627,023

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of September 30, 2018 and March 31, 2018, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2018, the Company has an accumulated deficit of $12,873,722 since its inception and working capital deficit of $13,741,227, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

3.	CONVERTIBLE NOTES PAYABLE

As of September 30, 2018 and the year ended March 31, 2018, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	September 30,	March 31,
	Note Date	Date	Rate	Rate	2018	2018
ARC Capital Ltd	10/1/2015	4/2/2016	24%	Variable	$2,625	$2,625
Asher Enterprises #4	9/16/2011	6/20/2012	22%	Variable	—	13,000
Auctus Fund #1	12/16/2016	9/16/2017	24%	Variable	46,750	46,750
Auctus Fund #2	8/9/2017	5/9/2017	24%	Variable	46,750	46,750
Blackbridge Capital #2	5/3/2016	5/3/2017	5%	Variable	80,400	80,400
EMA Financial	11/9/2016	11/9/2017	24%	Variable	272,576	272,576
Emunah Funding #1	10/18/2017	10/18/2018	0%	Variable	110,000	110,000
Emunah Funding #2	10/18/2017	10/18/2018	0%	Variable	20,000	20,000
Emunah Funding #3	10/18/2017	10/18/2018	0%	Variable	30,000	30,000
Emunah Funding #4	10/20/2018	7/20/2018	8%	Variable	55,440	55,440
Emunah Funding #5	5/15/2018	5/15/2019	10%	Variable	37,778	—
Fourth Man	7/3/2018	7/3/2019	10%	Variable	40,370	—
GW Holdings	10/13/2015	4/1/2015	24%	Variable	42,500	42,500
James Powell	9/7/2015	Demand	8%	Variable	150,875	150,875
Syndication Capital #1	12/31/2012	10/10/2011	22%	0.01	5,000	5,000
Tri-Bridge Ventures #1	1/19/2017	10/19/2017	8%	Variable	9,000	9,000
V2IP #2	5/13/2016	Demand	12%	Variable	10,000	10,000
					960,064	894,916
Less debt discount					(66,313)	(120,083)
Notes payable, net of discount*					$893,751	$774,833

*	During the six months ended September 30, 2018 and the year ended March 31, 2018, the balance of notes payable, net of discount that are in default is $561,041 and $511,923, respectively.

ARC Capital Ltd

On October 1, 2015, the Company accepted and agreed to a Debt Purchase Agreement, whereby ARC Capital Ltd acquired $16,000 in principal and $5,625 of interest of a Direct Capital Group, Inc. convertible note in exchange for $21,625. The note bears interest at 8% per annum (increases to 24% per annum upon an event of default), matured on April 2, 2016, and is convertible into common stock at 50% of the lowest closing market price of the prior 15 trading days including the day upon which the notice of conversion is received by the Company. The Company recorded a debt discount from the derivative equal to $21,625 due to this conversion feature. The note had accrued interest of $8,576 as of September 30, 2018 and $8,260 as of March 31,2018. The debt discounts had a balance at September 30, 2018 of $0 and $0 at March 31, 2018. The principal balance as of September 30, 2018 and March 31, 2018, was $2,625 and $2,625, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Asher Enterprises, Inc.

On September 16, 2011, the Company accepted and agreed to a Debt Purchase Agreement, whereby Asher Enterprises, Inc. acquired $40,000 of a Special Situations Fund One convertible note in exchange for $40,000. The note bears interest at 8% per annum (increases to 22% per annum upon an event of default), matured on June 20, 2012, and is convertible into common stock at 50% multiplied by the average of the 3 lowest closing market prices of the 10 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $40,000 due to this conversion feature. The note had accrued interest of $0 as of September 30, 2018 and $0 as of March 31,2018. The debt discounts had a balance of $0 at September 30, 2018 and $0 at March 31, 2018.

On May 12, 2018, the Company entered into a Debt Settlement Agreement with Asher Enterprises, Inc. to settle the outstanding debt of $13,000 in exchange for a cash payment of $26,000, resulting in a loss on settlement of debt of $13,000. As of September 30, 2018 and March 31, 2018, the note had a balance of $0 and $13,000, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Auctus Fund LLC

On December 16, 2016, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on September 16, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature. Pursuant to the default terms of the note, the Company entered a penalty of $191,562 in interest during the year ended March 31, 2018. The note had accrued interest of $209,752 as of September 30, 2018 and $204,127 as of March 31,2018. The debt discounts had a balance of $0 as of September 30, 2018 and $0 as of March 31, 2018. The Company recorded debt discount amortization expense of $0 and $8,209 as of September 30, 2018 and March 31, 2018, respectively. The principal balance as of September 30, 2018 and March 31, 2018, was $46,750 and $46,750, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 9, 2017, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on August 22, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature. Pursuant to the default terms of the note, the Company entered a penalty of $210,097 in interest during the year ended March 31, 2018. The note had accrued interest of $217,008 as of September 30, 2018 and $213,094 as of March 31,2018. The debt discounts had a balance of $0 as of September 30, 2018 and $6,679 as of March 31, 2018. The Company recorded debt discount amortization expense of $6,679 and $40,071 as of September 30, 2018 and March 31, 2018, respectively. The principal balance as of September 30, 2018 and March 31, 2018, was $46,750 and $46,750, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Blackbridge Capital

On May 3, 2016, the Company accepted and agreed to a Debt Purchase Agreement, whereby Blackbridge Capital acquired $100,000 in principal of a Direct Capital Group, Inc. convertible note in exchange for $100,000. The note bears interest at 5% per annum, matured on May 3, 2017, and is convertible into common stock at 50% of the lowest market price of the 20 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $100,000 due to this conversion feature. The note had accrued interest of $9,719 as of September 30, 2018 and $7,703 as of March 31,2018. The debt discounts had a balance of $0 at September 30, 2018 and $0 at March 31, 2018. The Company recorded debt discount amortization expense of $0 and $7,269 as of September 30, 2018 and March 31, 2018, respectively. The principal balance as of September 30, 2018 and March 31, 2018, was $80,400 and $80,400, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

EMA Financial, LLC

On November 9, 2016, the Company issued a convertible note to EMA Financial, LLC for $35,000, of which $30,000 was received in cash $5,000 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on November 9, 2017, and is convertible into the lower of 1) the closing market price on the trading day immediately preceding the closing date of the note, and 2) 50% of the lowest trading price during the 25 trading days prior to the conversion date. The Company recorded a debt discount from the derivative equal to $35,000 due to this conversion feature. Pursuant to the default terms of the note, the Company entered a penalty of $250,330 in principal and $23,143 in interest during the year ended March 31, 2018. The note had accrued interest of $59,214 as of September 30, 2018 and $26,415 as of March 31,2018. The debt discounts had a balance of $0 as of September 30, 2018 and $0 as of March 31, 2018. During the year ended March 31, 2018, the principal amount of $12,754 was converted into shares. The Company recorded debt discount amortization expense of $0 and $21,384 as of September 30, 2018 and March 31, 2018, respectively. The principal balance as of September 30, 2018 and March 31, 2018, was $272,576 and $272,576, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 18, 2017, the Company issued a convertible note to Emunah Funding LLC in consideration of liquidated damages in the amount of $110,000. The note bears no interest, matures on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $110,000 due to this conversion feature. The debt discounts had a balance at September 30, 2018 of $5,425 and $60,575 at March 31, 2017. The Company recorded debt discount amortization expense of $55,151 during the six months ended September 30, 2018 and $49,425 during the year ended March 31, 2018. The principal balance as of September 30, 2018 and March 31, 2018, was $110,000 and $110,000, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 18, 2017, the Company accepted and agreed to a Debt Purchase Agreement, whereby Emunah Funding LLC acquired $20,000 of debt from a Tri-Bridge Ventures LLC convertible note in exchange for $25,000. The note bears no interest, matures on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature. The debt discounts had a balance at September 30, 2018 of $1,233 and $13,767 at March 31, 2017. During the year ended March 31, 2018 the principal amount of $5,000 was converted into shares. The Company recorded debt discount amortization expense of $12,534 during the six months ended September 30, 2018 and $11,233 during the year ended March 31, 2018. The principal balance as of September 30, 2018 and March 31, 2018, was $20,000 and $20,000 respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 18, 2017, the Company accepted and agreed to a Debt Purchase Agreement, whereby Emunah Funding LLC acquired $35,817 of debt from a Tri-Bridge Ventures LLC convertible note in exchange for $30,000. The note bears no interest, matures on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $30,000 due to this conversion feature. The debt discounts had a balance at September 30, 2018 of $1,479 and $16,521 at March 31, 2018. The Company recorded debt discount amortization expense of $15,041 during the six months ended September 30, 2018 and $13,479 during the year ended March 31, 2018. The principal balance as of September 30, 2018 and March 31, 2018, was $30,000 and $30,000, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 20, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The note had accrued interest of $5,749 as of September 30, 2018 and $1,776 as of March 31,2018. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature. The debt discounts had a balance at September 30, 2018 of $0 and $22,542 at March 31, 2018. The Company recorded debt discount amortization expense of $22,542 during the six months ended September 30, 2018 and $32,898 during the year ended March 31, 2018. The principal balance as of September 30, 2018 and March 31, 2018, was $55,440 and $55,440, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 15, 2018, the Company issued a convertible note to Emunah Funding LLC for $37,778, which includes $26,000 to settle the convertible note with Asher Enterprises, $8,000 to settle outstanding accounts payable, and OID interest of $3,778. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on May 15, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The note had accrued interest of $1,428 as of September 30, 2018 and $0 as of March 31, 2018. The Company recorded a debt discount from the derivative equal to $26,964 due to this conversion feature. The debt discounts had a balance at September 30, 2018 of $19,120 and $0 at March 31, 2018. The Company recorded debt discount amortization expense of $11,623 during the six months ended September 30, 2018 and $0 during the year ended March 31, 2018. The principal balance as of September 30, 2018 and March 31, 2018, was $37,778 and $0, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On July 3, 2018, the Company issued a convertible note to Fourth Man LLC for $24,200, which includes $20,762 to settle outstanding accounts payable, OID interest of $2,200, and cash consideration of $1,238. On July 17, 2018, the Company issued an Allonge to the convertible debt in the amount of $8,470, which includes $7,700 to settle outstanding accounts payable and OID interest of $700. On August 22, 2018, the Company issued an Allonge to the convertible debt in the amount of $7,700, which includes $7,000 to settle outstanding accounts payable and OID interest of $700. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on July 3, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The note had accrued interest of $846 as of September 30, 2018 and $0 as of March 31,2018. The Company recorded a debt discount from the derivative equal to $40,370 due to this conversion feature. The debt discounts had a balance at September 30, 2018 of $33,029 and $0 at March 31, 2018. The Company recorded debt discount amortization expense of $11,011 during the six months ended September 30, 2018 and $0 during the year ended March 31, 2018. The principal balance as of September 30, 2018 and March 31, 2018, was $40,370 and $0, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

GW Holdings Group, LLC

On October 13, 2015, the Company accepted and agreed to a Debt Purchase Agreement, whereby GW Holdings Group, LLC acquired $50,000 in principal and $10,411 of interest of a New Venture Attorneys convertible note in exchange for $60,411. The note bears interest at 8% per annum (increases to 24% per annum upon an event of default), matured on April 1, 2015, and is convertible into common stock at 50% multiplied by the average of the 3 lowest closing prices of the 10 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $60,411 due to this conversion feature. On April 27, 2016 and May 23, 2016, GW Holdings requested conversions which were not honored. Pursuant to the terms of the note, penalties of $2,000 per day per conversion were accrued as interest. The note had accrued interest of $3,507,321 as of September 30, 2018 and $2,770,200 as of March 31,2018. The debt discounts had a balance at September 30, 2018 of $0 and $0 at March 31, 2018. The principal balance as of September 30, 2018 and March 31, 2018, was $42,500 and $42,500, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

James Powell

On September 7, 2015, the Company issued a convertible note with the Company’s former President, James Powell for non-cash consideration for accrued fees of $150,875. The note bears interest at 8%, is due on demand, and is convertible into convertible into common stock at 50% of the lowest trading price for the 15 days prior to the date of conversion. The note had accrued interest of $37,005 as of September 30, 2018 and $30,952 as of March 31,2018. The principal balance as of September 30, 2018 and March 31, 2018 was $150,875 and $150,875, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Syndication Capital, LLC

On December 31, 2012, the Company issued a convertible note with Syndication Capital, LLC, Inc. for non-cash consideration for unpaid consulting fees of $105,000. The note bears interest of 22%, matured on October 10, 2011 and is convertible into convertible into common stock at a fixed rate of $.0001. On August 4, 2013, Gel Properties, LLC acquired $100,000 of the note. The note had accrued interest of $19,406 as of September 30, 2018 and $18,855 as of March 31,2018. The principal balance as of September 30, 2018 and March 31, 2018, was $5,000 and $5,000, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Tri-Bridge Ventures LLC

On January 19, 2017, the Company issued a convertible note to Tri-Bridge Ventures LLC for $25,000 for cash consideration. The note bears interest at 8%, matured on October 19, 2017, and is convertible into common stock at 57.5% of the volume weighted average price of the daily trading prices during the 20 day period ending on the latest complete trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature. The note had accrued interest of $1,667 as of September 30, 2018 and $1,306 as of March 31,2018. The debt discounts had a balance of $0 as of September 30, 2018 and $0 as of March 31, 2018. During the year ended March 31, 2018, the principal amount of $16,000 was converted into shares. The Company recorded debt discount amortization expense of $0 and $18,498 as of September 30, 2018 and March 31, 2018, respectively. The principal balance as of September 30, 2018 and March 31, 2018, was $9,000 and $9,000, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

V2IP, LLC

On May 31, 2016, the Company accepted and agreed to a Debt Purchase Agreement, whereby V2IP, LLC acquired $20,000 in accrued interest from a Direct Capital Group, Inc convertible note in exchange for $20,000. The note bears interest at 6% per annum (increases to 12% per annum upon an event of default), is due on demand, and is convertible into common stock at 50% of the lowest trading price of the 10 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature. The note had accrued interest of $1,730 as of September 30, 2018 and $1,129 as of March 31,2018. The debt discounts had a balance at September 30, 2018 of $0 and $0 at March 31, 2018. The principal balance as of September 30, 2018 and March 31, 2018, was $10,000 and $10,000, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

As of September 30, 2018, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

Convertible Note Conversions

During the six months ended September 30, 2018, the Company issued no shares of common stock upon the conversion of portions of the Convertible Notes.

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

As of September 30, 2018, the Company revalued the embedded conversion feature of the Convertible Notes, warrants and stock payables. The fair values were calculated based on the Monte Carlo simulation method consistent with the terms of the related debt.

A summary of the derivative liability balance as of September 30, 2018, is as follows:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$4,019,289	$2,131	$2,605,603	$6,627,023
Initial recognition of derivative liability	118,618	9,017	15,000	142,635
Reduction for debt settlement	(12,052)	—	—	(12,052)
Loss on derivative liability valuation	632,768	—	15,000	647,768
Balance, end of period	$4,758,623	$11,148	$2,635,603	$7,405,374

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2018:

	Commitment date	Valuation date
Expected dividends	0%	0%
Expected volatility	338%-423%	91.6%-102%
Expected term	.5 – 2 years	.25 – 2 years
Risk free interest	.92%-1.41%	1.66%-2.12%

Warrants

On October 20, 2017, the Company executed a Common Stock Purchase Warrant for 35,227 shares (52,840,909 shares pre-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on October 20, 2022.

On November 6, 2017, the Company executed a Common Stock Purchase Warrant for 10,225 shares (15,338,160 shares pre-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on November 6, 2022.

On November 30, 2017, the Company executed a Common Stock Purchase Warrant for 6,817 shares (10,225,440 shares pre-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on November 30, 2022.

On January 11, 2018, the Company executed a Common Stock Purchase Warrant for 5.681 shares (8,521,200 shares pre-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on January 11, 2023.

On May 15, 2018, the Company executed a Common Stock Purchase Warrant for 26,667 shares (40,000,000 shares pre-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on May 15, 2023.

On July 3, 2018, the Company executed a Common Stock Purchase Warrant for 32,267 shares (48,400,000 shares pre-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on July 3, 2023.

On July 17, 2018, the Company executed a Common Stock Purchase Warrant for 11,293 shares (16,940,000 shares pre-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on July 17, 2023.

On August 22, 2018, the Company executed a Common Stock Purchase Warrant for 10,267 shares (15,400,000 shares pre-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on August 22, 2023.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the Monte Carlo simulation.

The fair value at the inception date for the warrants and the revaluation dates were based upon the following management assumptions:

	Commitment date	Valuation date
Expected dividends	0%	0%
Expected volatility	105.3%-739.14%	105.3%-735.53%
Expected term	5 years	4.06 - 5 years
Risk free interest	1.99%-2.94%	2.14%-2.94%

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

During the six months ended September 30, 2018, the Company recorded $15,000 in stock payables due to the conversion of accounts payable to stock payable, which were derivatives due to their tainted equity environment.

6.	RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the six months ended September 30, 2018, the Company advanced $31,519 to related parties. As of September 30, 2018 and March 31, 2018 the Company owed related parties $158,012 and $126,494, respectively. During the six months ended September 30, 2018 and the year ended March 31, 2018, the Company recorded imputed interest of $10,658 and $13,257, respectively, to the statement of operations with a corresponding increase to additional paid in capital.

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

As of September 30, 2018, 10,000,000 Series A Preferred shares and 10,000,000 Series B Preferred shares were authorized, of which 3,489,610 Series A shares were issued and outstanding, (3,489,610 shares as of March 31, 2018) and 500 Series B shares were issued and outstanding (500 shares as of March 31, 2018).

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

On October 31, 2017, the Company approved the authorization of a 1 for 1,500 reverse stock split of the Company’s outstanding shares of common stock, which was effective on October 19, 2018. The Company’s financial statements have been retroactively adjusted for this stock split for all periods presented.

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

As of September 30, 2018, 900,000,000 common shares, par value $0.00001, were authorized, of which 2,914,799 shares were issued and outstanding (2,914,799 shares as of March 31, 2018).

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

Operating loss carry-forwards generated from inception through September 30, 2018 of approximately $6,102,552 will begin to expire in 2034. The Company applies a statutory income tax rate of 21%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $1,281,536 at September 30, 2018.

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

On October 23, 2018, the Company entered into a Memorandum of Understanding with Satel Group, Inc. to initiate a Merger between Satel Group Inc. and the Company. The President of Satel Group Inc., Richard Hylen, and Chairman and CEO of Simlatus Corporation, Robert Stillwaugh has both agreed that it would be in the best interests of the shareholders to merge both companies.

On October 26, 2018, the Company issued 488,827 Series A Preferred shares at $1.79 per share to Donna Murtaugh, to settle liabilities of $875,000 owed to her pursuant to the Asset Purchase Agreement dated March 9, 2016.

On October 29, 2018, the Board of Directors dismissed Robert Stillwaugh as an officer and director, specifically as the Chief Executive Officer, Chairman of the Board, and Corporate (President) of the Company effective November 1, 2018. Effective November 1, 2018, Mr. Stillwaugh has a new revised Employment Agreement which appoints him as President of Simlatus, a non-director/officer position which includes returning to Treasury 250 Preferred Series B Control Shares, and an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion.

On October 29, 2018, the Board of Directors dismissed Mike Schatz as an officer and director, specifically as the Chief Operations Officer, Director, Secretary and Treasurer of the Company effective November 1, 2018. Effective November 1, 2018, Mr. Schatz has a new revised Employment Agreement which appoints him as the Vice President of Simlatus, a non-director/officer position, which includes returning to Treasury 250 Preferred Series B Control Shares, and an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion.

On October 29, 2018, the Board of Directors appointed Richard N. Hylen as the new Chief Executive Officer, Chairman of the Board, and President, Secretary, and Treasurer of the Company effective November 1, 2018. Richard has been provided with an Employment Agreement that includes the issuance of 500 Preferred Series B Control Shares, and an annual salary of $120,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion.

On October 31, 2018, the Company issued a convertible note to Emunah Funding LLC for $27,778, which includes $24,000 in cash paid to the company, and transaction costs of $3,778. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on October 31, 2019.

On October 31, 2018, the Company executed a Common Stock Purchase Warrant for 3,026,420 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.07 per share and expire on October 31, 2023.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Revenues:

The Company’s revenues were $13,216 for the three months ended September 30, 2018 compared to $3,600 for the three months ended September 30, 2017. The increase in revenue was due to an increase in audio and video broadcasting product orders.

Cost of Sales:

The Company’s cost of materials was $2,997 for the three months ended September 30, 2018, compared to $3,659 for the three months ended September 30, 2017. The decrease was due to a decrease in labor costs to assemble finished products required to fulfill customer orders.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended September 30, 2018, and September 30, 2017, were $148,707 and $210,186, respectively. The decrease was primarily attributable to a decrease in professional fees.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2018, and September 30, 2017, was $(889,725) and $(1,084,453), respectively. Other income (expense) consisted of gain or loss on debt forgiveness, gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The decrease primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Loss:

Net loss for the three months ended September 30, 2018, was $1,028,213 compared with a net loss of $1,294.698 for the three months ended September 30, 2017. The decreased net loss can be explained by the changes in fair value of derivative liabilities and a decrease in professional fees.

Six Months Ended September 30, 2018 Compared with Six Months Ended September 30, 2017

Revenues:

The Company’s revenues were $21,244 for the six months ended September 30, 2018 compared to $11,951 for the six months ended September 30, 2017. The increase in revenue was due to an increase in audio and video broadcasting product orders.

Cost of Sales:

The Company’s cost of materials was $5,567 for the six months ended September 30, 2018, compared to $10,276 for the six months ended September 30, 2017. The decrease was due to a decrease in labor costs to assemble finished products required to fulfill customer orders.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the six months ended September 30, 2018, and September 30, 2017, were $280,984 and $460,589, respectively. The decrease was primarily attributable to a decrease in salary and wages and professional fees.

Other Income (Expense):

Other income (expense) for the six months ended September 30, 2018, and September 30, 2017, was $(1,704,027) and $(864,984), respectively. Other income (expense) consisted of gain or loss on debt forgiveness, gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase primarily resulted from the fluctuation of the Company’s stock price during the six months ended September 30, 2017 which impacted the valuation of the derivative liabilities.

Net Loss:

Net loss for the six months ended September 30, 2018, was $1,969,334 compared with a net loss of $1,323,898 for the six months ended September 30, 2017. The increased net loss can be explained by the changes in fair value of derivative liabilities.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	September 30,	March 31,
	2018	2018
Current Assets	$5,721	$8,626
Current Liabilities	13,746,948	11,803,229
Working Capital (Deficit)	$(13,741,227)	$(11,794,603)

The overall working capital (deficit) increased from $(11,794,603) at March 31, 2018 to $(13,741,227) at September 30, 2018.

	September 30,	September 30,
	2018	2017
Cash Flows from (used in) Operating Activities	$(1,060)	$(89,506)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	1,238	93,597
Net Increase (decrease) in Cash During Period	$178	$4,091

During the six months ended September 30, 2018, cash used in operating activities was $1,060 compared to $89,506 for the six months ended September 30, 2017. The increase in the cash used in operating activities is primarily attributed to the loss in the fair value of derivative liabilities and accrued interest.

During the six months ended September 30, 2018 cash used in investing activities was $0 compared to $0 for the six months ended September 30, 2017.

During the six months ended September 30, 2018, cash from financing activity was $1,238 compared to $93,597 for the six months ended September 30, 2017. The decrease in cash from financing activity primarily resulted from a decrease in the proceeds from convertible notes during the six months ended September 30, 2018.

As of September 30, 2018, the Company had a cash balance and asset total of $2,609 and $5,721 respectively, compared with $2,431 and $8,626 of cash and total assets, respectively, as of March 31, 2018. The decrease in assets was due to a decrease in accounts receivable.

As of September 30, 2018, the Company had total liabilities of $13,807,948 compared with $11,864,229 as of March 31, 2018. The increase in total liabilities was primarily attributed to an increase in the fair value of derivative liabilities and an increase in convertible note payable accrued interest.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of September 30, 2018, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our March 31, 2018 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended March 31, 2018, that was filed with the SEC on September 24, 2018, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2018

/s/ Richard N. Hylen
By: Richard N. Hylen
Its: President, Chief Executive Officer