Form 10-KT
period 2018-12-31
Simlatus Corp
filed 2019-05-08
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from APRIL 1, 2018 to DECEMBER 31, 2018

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐	{

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On June 29, 2018, the last business day of the registrants most recently completed third quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $29, based upon the closing price on that date of the Common Stock of the registrant of $0.0001. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of May 3, 2019, there were 134,429,596 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Explanatory Note

On November 13, 2018, Satel Group Inc. (“Satel ” or “Company”), a Nevada Corporation, merged with Simlatus Corporation. Satel was incorporated in the State of Nevada on August 15, 2016. The Company was originally formed as Satel, LLC on February 26, 2003 as a California limited liability company. Satel, LLC converted to a California Corporation, Satel, Inc., by Articles of Incorporation with a Statement of Conversion signed by Richard Hylen as managing member of Satel LLC, dated December 20, 2013 and filed with the California Secretary of State on December 23, 2013. On September 25, 2016 Satel Group, Inc. purchased all of the assets of Satel, Inc., and therefore this Company was organized and continues to operate with the same management while engaged in providing their existing High Speed Internet and DirecTV™ services to upscale, high-rise commercial buildings including large office complexes, apartments and condominiums in the City of San Francisco and throughout the Bay Area. Under the Asset Purchase Agreement with Simlatus Corporation, the Company changed its fiscal year end from March 31 to a calendar year end; accordingly, the Company is filing this Transition Report for the period from April 1, 2018 to the year ended December 31, 2018.

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

PART I

ITEM 1. BUSINESS

General Overview

The company operates with multiple revenue streams from the Cannabis/Hemp CBD Industry, Major Broadcast Studio Industry and the Internet Provider Industry. The company acquired Proscere Bioscience in the first quarter of 2019, as a subsequent event. Proscere Bioscience manufactures a commercial, industry standard combination cold- water/alcohol CBD extraction system for medical grade CBD utilization in conjunction with their aeroponic, commercial grade, climate controlled grow containers for government food-safety programs and commercial and medical grade CBD.

Satel Group merged with Simlatus Corporation (“SIML” or “Company”) on November 13, 2018 and is the premier provider of DirecTV to high-rise apartments, condominiums and large commercial office buildings in the San Francisco metropolitan area and is now expanding both their DirecTV and Internet services across the Bay Area. Simlatus continues to manufacture its own proprietary systems for major broadcast studios, such as Warner Bros., Fox News, CBS and DirecTV. Its video technology supports the major system used for underwater oil exploration in the world.

Simlatus has been selling audio-video system technology for approximately 20 years, manufactures its own product line of commercial audio and video systems that offers advanced applications utilized in the commercial and government broadcast industry and other industries where such applications are required. The Company products are sold through a global network of established broadcast audio/video equipment distributors, many of whom have been selling Simlatus products for many years.

Simlatus Corporation was initially incorporated in the State of Nevada under the name Sunberta Resources Inc. on November 15, 2006, as a mining and exploration of mineral claims business. On November 18, 2009, the Company changed its name to Grid Petroleum Corp. and continued with the mining and exploration of mineral claims in Alberta, Canada, Vancouver Island, British Columbia, England and the United States.

On March 9, 2016, Grid Petroleum Corp. entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RJM and Associates, LLC, a California limited liability company (“RJM”) whereby RJM‟s owners became the directors of the Company and were to be issued $6,250,000 worth of the Company’s stock; $5,000,000 of Restricted Common Stock 90 days from the date of this agreement and $1,250,000 of Preferred Series-A Shares of the Company’s Preferred Stock. On the same date the entire management team of RJM became the entire management team of Grid Petroleum Corp.

The Company’s transaction with RJM has been treated as a reverse recapitalization of the Company, with the Company (the legal acquirer of RJM) considered the accounting acquiree, and RJM, whose management took control of the Company (the legal acquiree of the Company) considered the accounting acquirer. The Company did not recognize goodwill or any intangible assets in connection with the transaction. All costs related to the transaction are being charged to operations as incurred. The $6,250,000 worth of shares of Company stock, to be issued in conjunction with the transaction, was presented as a liability until such time that the shares were issued, and the liability reduced. The historical financial statements include the operations of the accounting acquirer for all periods presented.

On March 25, 2016, the Company approved a name change to Simlatus Corporation, stock symbol SIML, which was executed on April 4, 2016. The new name change better describes the Company’s new business and revenues from selling commercial broadcast equipment on a global basis. Simlatus Corporation develops, manufactures, markets and owns proprietary advanced broadcast equipment and software. These systems have been sold worldwide over the past 20 years to some of the most recognized, major broadcast companies in the Television Industry.

The Company currently sells approximately 55 different commercial audio/video products and is preparing to market its newest audio/video product referred to as SyncPal™. In addition to the Company’s traditional line of audio/video products, it has commenced the research & development of its Immersive Broadcast System, referred to as the Simlatus-IBS™. The Simlatus-IBS™ will include commercial augmented reality and virtual reality applications for studio engineers. These applications, both hardware and software, will allow the customer to control and manage the studio audio/video systems from anywhere in the world. These products are being developed to serve a market segment that is presently being strongly embraced by consumers and is forecasted, by some of the most widely recognized tech companies in the world, as becoming a multi-billion-dollar market in the very near future. The Market Analysis and IP Portfolio will include new patents specifically developed for these products and owned by the Company.

Satel Group Inc., a Nevada Corporation, merged with Simlatus Corporation on November 13, 2018. Satel Group, Inc., (the “Company” or “Satel”) was incorporated in the State of Nevada on August 15, 2016. The Company was originally formed as Satel, LLC on February 26, 2003 as a California limited liability company. Satel, LLC converted to a California Corporation, Satel, Inc., by Articles of Incorporation with a Statement of Conversion signed by Richard Hylen as managing member of Satel LLC, dated December 20, 2013 and filed with the California Secretary of State on December 23, 2013. On September 25, 2016 Satel Group, Inc. purchased all of the assets of Satel, Inc., and therefore this Company was organized and continues to operate with the same management while engaged in providing their existing High Speed Internet and DirecTV™ services to upscale, high-rise commercial buildings including large office complexes, apartments and condominiums in the City of San Francisco and throughout the Bay Area.

MERGER TRANSACTION

On November 13, 2018, the Company and Satel Group Inc., a Nevada corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) and completed a merger, whereby Satel Group merged with and into Simlatus, with Satel Group remaining as the surviving entity (the “Merger”). Upon the consummation of the Merger, the shares of the common stock of Satel Group extinguished and the stockholders of the Company were issued an aggregate of 1,086,592 of the Preferred Series A stock at a price of $1.79 per share and convertible pursuant the conversion rights as specified in the Articles of Incorporation for SIML. As a result of the Merger, the Company acquired the business of Satel Group and will continue the Simlatus business.

The Company’s transaction with Satel Group has been treated as a reverse recapitalization of the Company, with the Company (the legal acquirer of Satel) considered the accounting acquiree, and Satel, whose management took control of the Company (the legal acquiree of the Company) considered the accounting acquirer. The Company did not recognize goodwill or any intangible assets in connection with the transaction. All costs related to the transaction are being charged to operations as incurred. The historical financial statements include the operations of the accounting acquirer for all periods presented.

Satel’s business model includes long term contractual relationships with building owners and management companies and our licensing agreement with DirecTV™ and with other Service Operators to provide DirecTV entertainment services and dedicated high-speed Internet at competitive pricing compared to the local, legacy Cable TV and Telephone Companies. In addition to competitive pricing, the Company provides meaningful benefits to building owners/managers including all of the necessary equipment and labor to install a building’s internal wiring systems and Internet network. This equipment and labor is provided at no additional cost by Satel. Additional benefits include no up-front or reoccurring costs for the building owner to have the network and its equipment maintained. The company at times, may utilize the already existing network within a building, including coaxial cable, Ethernet, or telephone infrastructure to deploy Satel’s services as a part of the contract, when no additional wiring or addition cost of re-wiring is required.

The Company has been providing satellite delivered television entertainment services since 2003 and is recognized as the largest DirecTV system operator to high-rise apartments, condominiums and commercial office buildings in the City of San Francisco. San Francisco is recognized to be among the credible candidates to become the economic capital of the 21st century. It is the main urban center of a region, home to many of the leading corporations of the digital age and has become an unparalleled hub of innovation, invention and entrepreneurship.

In earlier decades, when suburban living was in vogue and the Bay area’s center of economic gravity was shifting southward toward the Silicon Valley and San Jose, San Francisco’s slow growth seemed natural enough. But now, more and more of the smart, ambitious, tech savvy young people who power the region’s economy would rather live in the City than in the tract homes and garden apartments of the Silicon Valley. Satel has been targeting this younger, vibrant, tech savvy customer demographic, both individually and commercially.

Now, many of Silicon Valley’s work force would rather commute south from San Francisco to the office campuses of Apple, Facebook, Alphabet/Google and other tech giants instead of living on the Peninsular. And, newer tech companies (or tech-enabled companies) have increasingly been locating in San Francisco proper to recruit and embrace the talent they need. The result is a City that feels like it’s again on the verge of the kind of economic leap forward that most places on the earth can only dream of happening. Economists have learned much in recent years about the advantages of agglomeration. Put lots of highly skilled, highly productive, highly innovative people together in the same place and the economic gains are huge. The Bay area has been such a place for some time now. What’s new is San Francisco’s opportunity to regain its role as the region’s economic epicenter, in turn driving even more economic growth in the area and -- by extension -- the U.S. Indeed, San Francisco is growing for it has added about 50,000 people since 2010, and 8,900 new high-rise housing units were under construction as of last fall. Big new apartment and condominium complexes are transforming the once sparsely populated areas south of downtown. These complexes are part of the enhanced target market for Satel and are being wired by the Company.

Competition and Marketing

Simlatus has performed an in-depth investigation and analysis of our competition as one of the most important components of our comprehensive market analysis. This allows us to assess our competitor’s strengths and weaknesses and implement effective strategies in pricing and products being offered to improve our competitive advantage. The Company has identified our competition to determine and weigh our attributes, assess our strengths and weaknesses, and implement strategies to strengthen our competitive position within our market segments. A key factor contributing to market growth is the adoption of HDTV entertainment distribution via the Internet. The Company has begun to focus new product development in digital and analog/digital conversion solutions to better satisfy changing market demand. Immersive technologies with augmented reality and virtual reality await the near future for the Broadcasting Industry. Simlatus has access to top professionals in Immersive Technology and is now designing their new Immersive Broadcast Studio (IBS).

The global broadcast studio switcher market is expected to reach $2B by 2020, as compared to the global broadcast switcher market in 2013 of $1.28B. The CAGR growth of 6.7% will occur from 2014 to 2020, whereas augmented reality devices which combine virtual objects with the real world through high-tech goggles and glasses, are forecast to become a $120 billion business by 2020. New media channels and automation will substantially drive market growth over the next 5 years, and Simlatus has initiated its B2B and B4B platform with its domestic and international distribution team to capture our share of this market.

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

Our competitors are a part of a concentrated market where only a handful of competitors exist. We have identified approximately 22 competitors in the Broadcast studio industry. Our top 3 competitors are Ensemble Designs, Inc., Thomson Video Networks, Inc., and Ericcson A.B. The Company currently manufacturers a product for Ensemble Designs, Inc., one of our competitors.

Our Company is able to compete based upon the price point and quality that we provide to our end-user. We have 25 distributors providing global sales of all of our 55 products. Simlatus offers a wide range of broadcast products including switchers, controllers, protection switches, HD and Analog Routers, Audio Distribution and our SoundPal family of audio/video signaling products. Our newest product being SyncPal.

Our competitors are profitable, and the industry is expanding into augmented/virtual audio-video products. The attributes that the majority of customers request is pricing and support. Simlatus and all of our competition provide warranty and repair services for all products. Our customers include Fox News, DirecTV, Warner Bros. and a variety of government-based buyers for military and government broadcast facilities.

We provide an informative website for all of our products, company information and distribution. We provide various testimonial statements from major customers. Further, we advertise in trade journals and through our distribution websites. Each of our products includes a complete manual and specifications data sheet.

Our sales staff has more access to competitive information than anyone else in our organization. Customers often show our sales people sales literature, contracts, price quotes, and other information from competitors. It is our responsibility to engage with potential customers to discuss problems they have with a competitor’s product. Customers will also reveal our competition’s product benefits, strengths, and customer service programs. We instruct our sales force to ask for copies of any competitive literature if and when that’s possible. All sales staff maintains a record of all competitive information they discover and devote a regular portion of each sales meeting to a discussion of the competition. Our employees working in other areas of the company also become exposed to competitive information and share that with our sales team.

In regard to our Trade Associations, Simlatus compiles and has access to published industry statistics and reports regarding industry news and leaders through trade association magazines and newsletters. Most trade associations also sponsor trade shows and other professional meetings. This is an opportunity for our company to experience first-hand what our competition is producing. It also provides the opportunity to discover new players who may soon become our competition.

We interview our customers, suppliers, and industry experts about our competition’s product and service periodically. Once we’ve gathered all of the competitive data, we analyze the data to determine product information, market share, marketing strategies, and to identify our competition’s strengths and weaknesses. We rely on our sales staff and customer feedback what product features and benefits are most important to our customers and potential customers. A products or services competitive position is largely determined by how well it is differentiated from our competition and by its price.

Our products have been sold for approximately 20 years and our sales strategy provides the company an advantage with our existing dealers & customers, existing product line, existing broadcast users, our manufacturing processes, experienced personnel, professional management, and quality product reputation. Simlatus is positioned with current sales of their commercial broadcasting support systems and is now structuring the R&D virtual/augmented reality products to develop a strategic technology roadmap which will enable the company to expand into high-growth digital television and over-the-top (OTT) markets. These products are being developed for Simlatus‟ existing consumers and newer markets. Further, Simlatus understands market trends, including worldwide movement towards high speed, IP software solutions. Simlatus will continue to focus on driving adoption of upgraded technology and the company’s R&D focus will be on programs to out-pace competition.

In regard to Satel Group Inc., the global Internet audience continues to grow steadily, with the worldwide base of broadband Internet users (including fixed and wireless) in the 3.2 billion range as 2016 began. This vast base of high speed Internet users encourages businesses to innovate in order to offer an ever-evolving array of online services. Sectors that are growing very rapidly online include the sale of entertainment products, event tickets, travel, apparel and consumer electronics.

The most powerful trends on the Internet include access via wireless devices, the migration of entertainment to the web and cloud-based software-as-a-service. Today, consumers are more focused than ever on finding the best prices, as consumer attitudes and shopping habits changed dramatically as a result of the 2007-09 recession. Consequently, e-commerce firms that offer high value at low prices are well-positioned to prosper.

Telecommunication, or telecom, companies provide fixed and mobile voice, text, and data transmission to consumers, small businesses, enterprises, and government entities. Traditionally, telecom companies drove revenue mainly by providing voice calling, text messaging, and Internet connectivity through wire line or landline connections by offered its services to both consumers and businesses. Now, the business is driven wireless along with wired internet, data, and business solutions. In wire line, telecom companies sell voice and data services to customers via traditional landline phones and VoIP (Voice over Internet Protocol). For the Internet, they give solutions ranging from basic connectivity over the usual DSL (digital subscriber line) to high-speed connections. In home entertainment, they provide television services through IPTV (Internet Protocol television). They also sell advanced services in video conferencing, high bandwidth dedicated lines, and secured communication systems to their larger customers.

Although telecom companies provide voice and data services to consumers and businesses, the nature of these services differs significantly between the two customer segments. While residential customers mainly use wireless services, businesses use wire line to get high-capacity broadband and advanced communications services. Also, telecom companies rent their facilities or networks—providing wholesale data and communication access—to other carriers of communication services.

Key companies in the US include AT&T (T), Verizon (VZ), and Sprint (S) which are the large integrated, publicly trade telecom companies that provide wireless and wire line services, while T-Mobile (TMUS) is a listed national wireless operator. Wire line players—like CenturyLink (CTL), Frontier Communications (FTR), and Windstream Holdings (WIN)—are some of the other key regional telecom companies in the US. A wire line network includes interlinked connection and redistribution systems that supports information—like voice and data—to travel electronically. Traditional, local and long distance telephone systems that supported voice calls, messaging, and fax were the primary wire line services that transmitted services over a network of copper wires and switches. The wires and switches connected calls between users mostly using a copper infrastructure connecting traditional landlines and pay phones. Now, with the backbone of the network being fiber optics, they support a broadband network capable of delivering VoIP (Voice over Internet Protocol), Internet, TV services, and managed private communications. Broadband infrastructure is recognized as a critical resource for economic development. Most countries, across the globe have strategic plans in place—like the National Broadband Plan—to expand and develop their Broadband network to support a broad range of enhanced communications and entertainment services.

Since inception in 2003, Satel operations have primarily consisted of providing DirecTV services to high-rise apartments, condominiums and to business in commercial buildings by investing in the equipment and employing the trained personnel required to maintain those services in the City of San Francisco. In 2014, Satel began expanding their services to provide Internet services in the same high-rise buildings in which they already provide DirecTV. Our business model now incorporates three-phases that detail the steps we intend to take to expand our services by launching and marketing an expanded mix of products.

Phase 1: Upgrading as necessary and or installing an enhanced coaxial and wireless internet network in buildings already under contract with Satel to provide existing customers access, through proprietary systems either manufactured or distributed by Simlatus local, off air television programming at a minimum monthly charge, while supporting faster internet speeds at less cost to the customer to attract new residential and commercial customers.

Phase 2: Enhancing our website to include point of sale transactions, allow subscribers to manage their accounts and purchase additional services online.

Phase 3: Continue to obtain long term contracts to provide services in both existing and new high rise complexes throughout the Bay Area to grow our customer base and support the increase in customer usage volume with the enhanced wireless internet network and website.

Currently the company provides services to approximately 18,108 high rise condominium and apartment dwellings located in 170 buildings that have been wired by Satel to receive satellite delivered television entertainment through the company’s licensing agreement with DirecTV. There are approximately 1,354 subscribers to the DirecTV service with the average monthly fee charged by DirecTV for each account being approximately $114. Satel receives monthly, 18% of the recurring monthly fee from DirecTV in accordance with the terms of the licensing agreement.

In addition to the 18% commission fee, Satel receives an installation fee from DirecTV on each new customer and a monthly service fee of $9.95 from approximately 70% of the total number of customer accounts pursuant to the customer contract between Satel and the customer.

In summary, from the current 1,354 subscribers, Satel’s recurring average monthly revenue is based on receiving $30.12 per customer resulting in monthly revenues of approximately $40,108. Additional monthly recurring revenue is generated from approximately 5,400 subscribers at the rate of $20.52 per month. Lastly, the company offers two types of entertainment packages which allow the customer to choose any of the various program offered by DirecTV specifically for commercial buildings, resulting in additional monthly revenues of approximately $11,200.

Satel has to date been offering limited Internet services to many of the complexes in which they also provide DirecTV services which result in additional average monthly revenues of approximately $8,783 per month.

Satel’s current revenue from the combination of individual DirecTV subscribers, DirecTV services from commercial office buildings plus Internet subscribers and contracted upgrades of commercial entertainment systems averages to be approximately $70,000 per month.

One customer contract includes a monthly service fee while the other contract requires no fee. Both contracts include the DirecTV MDU Equipment Lease Agreement which is required by DirecTV for each new customer, along with options for „No Commitment‟, „One Year Commitment‟, or „Two Year Commitment‟. The Satel „No Fee‟ customers are properties we acquired from other companies that were not paying a monthly fee to Satel. The Satel Fee‟ customers are in properties we acquired directly with long term contracts that pay a monthly fee to Satel. The Satel Terms and Conditions‟ provide for a disclosure of rates and charges, a warranty that covers equipment use, repair and replacement, and miscellaneous provisions that provides disclosure regarding jurisdiction laws and rights for the customer. The DirecTV MDU Equipment Lease Agreement provides additions customer rights and warranties.

The company’s internet service is less expensive than AT&T, Google and Comcast, which currently offer „Gigabit‟ as their top Internet service, while most customers buy a much slower and less expensive service under a 100 MB. Satel’s application of HPNA technology using coaxial cable to deliver Internet, provides download speeds of 200Mb-500Mb, with unlimited downloads for a cost less than those fees charged by other carriers for the same speeds. The company believes that there is a good and marketable monthly Internet service in the $40-$45 range. Satel can also combine local, off air channels, whereas the other OTT providers do not.

We will continue to market our product to new building owners and management companies using our direct B2B campaign as well as to contact those architects, engineering firms and other decision makers involved with new high rise construction in the Bay Area. Our CEO, Richard Hylen, has established long-term relationships with owners, builders, management companies, managers and other service providers to introduce our product and create our initial sales contact. Our CEO has extensive experience in marketing both entertainment and Internet services and believes that the marketing of our products directly to consumers would not have the same potential for increased sales that it would have without the ongoing support of established building managers.

Employees

As of the date of this filing, Simlatus Corporation has 3 employees, 14 contracting engineers, 17 suppliers, 34 distributors, in addition to the needed legal and accounting support of a public company.

Satel Group Inc. has 6 employees, 1 consultant, and 10 suppliers, in addition to legal and accounting support.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Simlatus has executive offices at 175 Joerschke Drive, Suite A, Grass Valley, CA 95945. The office is a ground floor space of 2,000 sq. ft. with a large inventory room FCC Compliant, manufacturing and assembly of products, 4 executive offices, packaging and shipping facility, and conference room. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company currently does not own any real property.

Satel Group maintains offices and equipment at 330 Townsend Street, Suite 135, San Francisco, California 94107. The office is ground floor space of 1,000 sq. ft. with a large equipment repair room, 2 executive offices, Inventory Room and Reception area. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company currently does not own any real property.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Markets, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	For the Year Ended December 31
	2018		2017
	High	Low	High	Low
First Quarter	0.0001	0.0001	0.0015	0.0002
Second Quarter	0.0001	0.0001	0.0009	0.0001
Third Quarter	0.0001	0.0001	0.0002	0.0001
Fourth Quarter	0.1099	0.0080	0.0001	0.0001

Record Holders

As of December 31, 2018, there were 108,077,937 shares of the registrant’s $0.00001 par value common stock issued and outstanding, which were held by 26 shareholders of record.

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

Recent Sales of Unregistered Securities

During the nine months ended December 31, 2018, the holders of convertible notes converted a total of $10,447 of principal and interest into 2,791,717 shares of common stock. The issuance extinguished $115,941 worth of derivative liabilities which was recorded to additional paid in capital.

Recent issuances of unregistered securities subsequent to our fiscal year ended of December 31, 2018

On January 7, 2019, the holder of a convertible note converted a total of $580 of interest into 200,000 shares of our common stock.

On January 9, 2019, the Company issued 1,675,978 Series A Preferred shares at $1.79 per share to Proscere Bioscience, pursuant to an Asset Purchase Agreement dated January 9, 2019.

On January 16, 2019, the holder of a convertible note converted a total of $6,000 of principal into 1,500,000 shares of our common stock.

On February 11, 2019, the holder of a convertible note converted a total of $8,353 of principal and interest into 4,640,816 shares of our common stock.

On February 14, 2019, the holder of a convertible note converted a total of $10,000 of principal into 5,714,286 shares of our common stock.

On February 19, 2019, the holder of a convertible note converted a total of $266 of principal into 379,496 shares of our common stock.

On February 21, 2019, 2,413 shares of Series A preferred shares were converted to 5,400,000 common shares.

On March 12, 2019, the holder of a convertible note converted a total of $12,339 of principal and interest into 6,169,500 shares of our common stock.

On March 14, 2019, the holder of a convertible note converted a total of $10,000 of principal into 4,968,944 shares of our common stock.

On March 21, 2019, the holder of a convertible note converted a total of $5,400 of interest and fees into 3,000,000 shares of our common stock.

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

Merger Transaction

On November 13, 2018, the Company, and Satel Group Inc., a Nevada corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) and completed a merger, whereby Satel Group merged with and into Simlatus, with Satel Group remaining as the surviving entity (the “Merger”). Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with Satel as the accounting acquirer. Accordingly, Satel’s historical financial results of operations replace Simlatus Corp’s historical financial results of operations for all periods prior to the Merger and, for all periods following the Merger, the financial results of operations of the combined company will be included in the Company’s financial statements. Accordingly, the results of operations and cash flows for the nine months ended December 31, 2018 may not be comparable to the results of operations for the nine months ended December 31, 2017.

Results for the Nine Months Ended December 31, 2018 Compared to the Nine Months Ended December 31, 2017

Revenues:

The Company’s revenues were $489,016 for the nine months ended December 31, 2018 compared to $606,254 for the nine months ended December 31, 2017. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. The decrease in revenue is partially a result of an increase with the cost of materials in 2018, as well as changing from an accrual based accounting to a cash-basis. The company carried account receivables under an accrual basis prior to this merger and auditing procedures. Further, Richard Hylen has been focused on expansion in 2018 and local customer base retention has declined. Satel has strong relationships with commercial and residential building owners and management, and as a public company with the adequate funding, Satel can expand its services and anticipates increasing revenues over the next 24 months. Satel recognizes the customer needs, and the importance of competitive pricing and services. The company believes that it can invest its capital into faster internet, bundling of various internet based services, and expanding its customer base into the entire Bay Area as described in the marketing place as a part of this Form 10-KT.

Cost of Sales:

The Company’s cost of materials was $1,492 for the nine months ended December 31, 2018, compared to $0 for the nine months ended December 31, 2017.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the nine months ended December 31, 2018, and December 31, 2017, were $576,543 and $640,331, respectively. The decrease was primarily attributable to a decrease in professional fees and G&A expenses.

Other Income (Expense):

Other income (expense) for the nine months ended December 31, 2018, and December 31, 2017, was $7,172,229 and $(15,184), respectively. Other income (expense) consisted of derivative valuation gains and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other income primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Income (Loss):

Net income for the nine months ended December 31, 2018, was $7,083,210 compared with a net loss of $49,261 for the nine months ended December 31, 2017. The increase in net income can be explained by the changes in the gain in the fair value of derivative liabilities.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	December 31,	December 31,
	2018	2017
Current Assets	$35,332	$84,432
Current Liabilities	8,476,605	113,858
Working Capital (Deficit)	$(8,441,273)	$(29,426)

The overall working capital (deficit) increased from $(29,426) at December 31, 2017 to $(8,441,273) at December 31, 2018 due to the effect of the merger.

	December 31,	December 31,
	2018	2017
Cash Flows (used in) provided by Operating Activities	$(4,500)	$9,154
Cash Flows provided by Investing Activities	1,576	—
Cash Flows (used for) provided by Financing Activities	(1,500)	1,042
Net Increase (decrease) in Cash During Period	$(4,424)	$10,196

During the nine months ended December 31, 2018, cash (used in) provided by operating activities was $(4,500) compared to $9,154 for the nine months ended December 31, 2017. The increase in the cash used in operating activities is primarily attributed to the gain on the valuation of derivative liabilities.

During the nine months ended December 31, 2018 cash provided by investing activities was $1,576 compared to $0 for the year ended December 31, 2017, with an increase due to the effect of the merger.

During the nine months ended December 31, 2018, cash (used for) provided by financing activities was $(1,500) compared to $1,042, for the nine months ended December 31, 2017. The decrease in cash from financing activity primarily resulted from payments on promissory notes during the nine months ended December 31, 2018.

As of December 31, 2018, the Company had a cash balance and current asset total of $5,982 and $35,332 respectively, compared with $10,681 and $84,432 of cash and current assets, respectively, as of December 31, 2017. The decrease in assets was due to a decrease in accounts receivable.

As of December 31, 2018, the Company had total liabilities of $8,537,605 compared with $464,540 as of December 31, 2017. The increase in total liabilities was primarily attributed to the merger and additional notes payable, derivatives, and related party liabilities.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of December 31, 2018, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2017 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

Significant Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, warranty liabilities, share-based payments, income taxes and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the significant accounting policies and assumptions as detailed in Note 1 to the financial statements contained herein may involve a higher degree of judgment and complexity than others.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIMLATUS CORPORATION

FINANCIAL STATEMENTS

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	17
Consolidated Balance Sheets at December 31, 2018 and December 31, 2017	18
Consolidated Statements of Operations for the nine months ended December 31, 2018 and 2017	19
Consolidated Statements of Shareholders’ Equity (Deficit) for the three months ended March 31, 2017 (Unaudited), the nine months ended December 31, 2017 (Audited), the three months ended March 31, 2018 (Unaudited) and the nine months ended December 31, 2018 (Audited)	20
Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017	21
Notes to Financial Statements	22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Simlatus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simlatus Corporation (the Company) as of December 31, 2018 and 2017, and the statements of operations, statements of stockholders’ equity (deficit), and cash flows for the nine month transition periods ended December 31, 2018 and 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements audited present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the transition periods described above, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Houston, TX

May 8, 2019

SIMLATUS CORP.
BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$5,982	$10,681
Accounts receivable	29,350	73,751
Total current assets	35,332	84,432

Security deposit	5,162	5,162

TOTAL ASSETS	$40,494	$89,594

LIABILITIES
Current Liabilities:
Accounts payable	$307,410	$67,227
Accounts payable - related parties	31,269	—
Accrued wages	1,058,808	5,065
Accrued expenses	41,313	41,566
Accrued interest	651,619	—
Derivative liabilities	4,888,497	—
Convertible notes payable in default, net of discount	812,437	—
Convertible notes payable, net of discount	235,516	—
Promissory notes	297,669
Related party liabilities	152,067	—
Total Current Liabilities	8,476,605	113,858

Long term notes payable	61,000	299,169
Long term notes payable, interest	—	51,513

Total liabilities	8,537,605	464,540

Commitments and contingencies	—	—

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value 20,000,000 shares authorized
Series A: 10,000,000 shares authorized	5,065	—
5,064,929 shares issued and outstanding at December 31, 2018
0 shares issued and outstanding at December 31, 2017
Series B: 10,000,000 shares authorized	1	—
500 shares issued and outstanding at December 31, 2018
0 shares issued and outstanding at December 31, 2017
Common stock, $0.00001 par value 900,000,000 authorized	1,081	—
108,077,937 shares issued and outstanding at December 31, 2018
0 shares issued and outstanding at December 31, 2017
Capital stock	—	14,000
Additional paid in capital	(15,137,988)	13,414
Accumulated earnings (deficit)	6,634,730	(402,360)
Total shareholders’ deficit	(8,497,111)	(374,946)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$40,494	$89,594

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENT OF OPERATIONS

	Nine months ended
	December 31,
	2018	2017
Sales	$489,016	$606,254
Cost of materials	1,492	—
Gross profit (loss)	487,524	606,254

Operating expenses:
G&A expenses	322,918	388,978
Professional fees	2,278	23,995
Salaries and wages	251,347	227,358
Total operating expenses	576,543	640,331

Loss from operations	(89,019)	(34,077)

Other income (expense):
Gain (loss) on settlement of debt	—	—
Gain (loss) in fair value of derivative liability	7,251,108	—
Interest expense	(78,879)	(15,184)
Total other income (expense)	7,172,229	(15,184)

Net income (loss) before income taxes	7,083,210	(49,261)
Income tax expense	—	—
Net income (loss)	$7,083,210	$(49,261)

Per share information
Weighted average number of common shares outstanding, basic	18,589,285	—
Net income (loss) per common share, basic	$0.38	$(0.00)

Weighted average number of common shares outstanding, diluted	1,783,656,841	—
Net income (loss) per common share, basic	$0.0040	$(0.00)

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 (Unaudited),
FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 (Audited),
FOR THE THREE MONTHS ENDED MARCH 31, 2018 (Unaudited), AND
FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 (Audited)

	Preferred Stock		Preferred Stock					Additional	Accumulated	Total
	Series A		Series B		Common Stock		Capital	Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	Equity (Deficit)
Balances as of December 31, 2016 (Audited)	—	$—	—	$—	—	$—	$14,000	$9,872	$(337,265)	$(313,393)

Net loss	—	—	—	—	—	—	—	—	(15,834)	(15,834)
Balances as of March 31, 2017 (Unaudited)	—	$—	—	$—	—	$—	$14,000	$9,872	$(353,099)	$(329,227)

Capital contributions	—	—	—	—	—	—	—	3,542	—	3,542
Net loss	—	—	—	—	—	—	—	—	(49,261)	(49,261)
Balances as of December 31, 2017 (Audited)	—	$—	—	$—	—	$—	$14,000	$13,414	$(402,360)	$(374,946)

Net loss	—	—	—	—	—	—	—	—	(46,120)	(46,120)
Balances as of March 31, 2018 (Unaudited)	—	$—	—	$—	—	$—	$14,000	$13,414	$(448,480)	$(421,066)

Conversion of debt to common stock	—	—	—	—	2,791,717	28	—	10,420	—	10,448
Derivative settlements	—	—	—	—	—	—	—	115,941	—	115,941
Effect of reverse merger	5,064,929	5,065	500	1	105,286,220	1,053	(14,000)	(15,280,745)	—	(15,288,626)
Imputed interest	—	—	—	—	—	—	—	2,982	—	2,982
Net income	—	—	—	—	—	—	—	—	7,083,210	7,083,210
Balances as of December 31, 2018 (Audited)	5,064,929	$5,065	500	$1	108,077,937	$1,081	$—	$(15,137,988)	$6,634,730	$(8,497,111)

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENTS OF CASH FLOWS

	Nine months ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$7,083,210	$(49,261)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of convertible debt discount	18,860	—
Imputed interest	2,982	—
Change in fair value of derivative liability	(7,251,108)	—
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(6,874)	(20,585)
Inventory	1,746	—
Prepaid expenses	3,806	—
Other current assets	—	2,667
Accrued interest	37,567	15,184
Accounts payable	43,745	46,706
Accrued expenses	59,368	14,443
Advances from related parties	2,198	—
Net cash (used in) provided by operating activities	(4,500)	9,154

Cash flows from investing activities:
Effect from reverse merger	1,576	—
Net cash provided by investing activities	1,576	—

Cash flows from financing activities:
Contributed capital	—	3,542
Payments on promissory notes	(1,500)	(2,500)
Net cash (used in) provided for financing activities	(1,500)	1,042

Net increase (decrease) in cash	(4,424)	10,196

Cash, beginning of period	10,406	485
Cash, end of period	$5,982	$10,681

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Stock issued for debt conversion	$10,448	$—
Derivative settlements	$115,941	$—

The accompanying notes are an integral part of these financial statements

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Satel Group merged with Simlatus Corporation (“SIML” or “Company”) on November 13, 2018 and is the premier provider of DirecTV to high-rise apartments, condominiums and large commercial office buildings in the San Francisco metropolitan area and is now expanding both their DirecTV and Internet services across the Bay Area. Simlatus continues to manufacture its own proprietary systems for major broadcast studios, such as Warner Bros., Fox News, CBS and DirecTV. Its video technology supports the major system used for underwater oil exploration in the world.

Simlatus Corporation was initially incorporated in the State of Nevada under the name Sunberta Resources Inc. on November 15, 2006, as a mining and exploration of mineral claims business. On November 18, 2009, the Company changed its name to Grid Petroleum Corp. and continued with the mining and exploration of mineral claims in Alberta, Canada, Vancouver Island, British Columbia, England and the United States.

On March 9, 2016, Grid Petroleum Corp. entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RJM and Associates, LLC, a California limited liability company (“RJM”) whereby RJM‟s owners became the directors of the Company and were to be issued $6,250,000 worth of the Company’s stock; $5,000,000 of Restricted Common Stock 90 days from the date of this agreement and $1,250,000 of Preferred Series-A Shares of the Company’s Preferred Stock. On the same date the entire management team of RJM became the entire management team of Grid Petroleum Corp.

The Company’s transaction with RJM has been treated as a reverse recapitalization of the Company, with the Company (the legal acquirer of RJM) considered the accounting acquiree, and RJM, whose management took control of the Company (the legal acquiree of the Company) considered the accounting acquirer. The Company did not recognize goodwill or any intangible assets in connection with the transaction. All costs related to the transaction are being charged to operations as incurred. The $6,250,000 worth of shares of Company stock, to be issued in conjunction with the transaction, was presented as a liability until such time that the shares were issued, and the liability reduced. The historical financial statements include the operations of the accounting acquirer for all periods presented.

On March 25, 2016, the Company approved a name change to Simlatus Corporation, stock symbol SIML, which was executed on April 4, 2016. The new name change better describes the Company’s new business and revenues from selling commercial broadcast equipment on a global basis. Simlatus Corporation develops, manufactures, markets and owns proprietary advanced broadcast equipment and software. These systems have been sold worldwide over the past 20 years to some of the most recognized, major broadcast companies in the Television Industry.

Satel Group Inc., a Nevada Corporation, merged with Simlatus Corporation on November 13, 2018. Satel Group, Inc., (the “Company” or “Satel”) was incorporated in the State of Nevada on August 15, 2016. The Company was originally formed as Satel, LLC on February 26, 2003 as a California limited liability company. Satel, LLC converted to a California Corporation, Satel, Inc., by Articles of Incorporation with a Statement of Conversion signed by Richard Hylen as managing member of Satel LLC, dated December 20, 2013 and filed with the California Secretary of State on December 23, 2013. On September 25, 2016 Satel Group, Inc. purchased all of the assets of Satel, Inc., and therefore this Company was organized and continues to operate with the same management while engaged in providing their existing High Speed Internet and DirecTV™ services to upscale, high-rise commercial buildings including large office complexes, apartments and condominiums in the City of San Francisco and throughout the Bay Area.

Financial Statement Presentation

The audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year End

In conjunction with the closing of the Asset Purchase Agreement dated November 13, 2018, the Company changed its fiscal year from March 31 to a calendar year end of December 31 to coincide with the fiscal year end of Satel Group Inc.

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

Revenue Recognition and Related Allowances

The Company’s revenues are derived primarily by broadcast products. On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2018 and December 31, 2017 is $0.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2018 for each fair value hierarchy level:

December 31, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$4,888,497	$4,888,497

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of December 31, 2018, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

As of the date of this filing, the Company is current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the year ending December 31, 2018, which are still open for examination.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the standard on January 1, 2018, using a modified retrospective approach, with the cumulative effect of initially applying the standard recognized in retained earnings at the date of adoption.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2018, the Company has accumulated earnings of $6,634,730 since its inception and working capital deficit of $8,441,273, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

3. MERGER TRANSACTION

On November 13, 2018, the Company, and Satel Group Inc., a Nevada corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) and completed a merger, whereby Satel Group merged with and into Simlatus, with Satel Group remaining as the surviving entity (the “Merger”). Upon the consummation of the Merger, the shares of the common stock of Satel Group extinguished and the stockholders of the Company were issued an aggregate of 1,086,592 of the Preferred Series A stock at a price of $1.79 per share and convertible pursuant the conversion rights as specified in the Articles of Incorporation for SIML. As a result of the Merger, the Company acquired the business of Satel Group and will continue the Simlatus business.

Because the prior owners of Satel Group, Inc.’s outstanding common stock owned more than 50% of the combined voting interest in the Company, on a fully-diluted basis, immediately following the merger, the Merger is treated as a “reverse merger” under the purchase method of accounting, with Satel Group, Inc. as the accounting acquirer. Accordingly, Satel Group, Inc’s historical results of operations replace Simlatus’ historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company’s consolidated financial statements.

4. ACCURED EXPENSES

As of December 31, 2018 and 2017, accrued expenses were comprised of the following:

	December 31,
	2018	2017
Accrued expenses
Credit cards	$18,122	$16,994
Customer deposits	18,497	18,497
Employee liabilities	—	907
Sales tax payable	1,694	5,168
Short-term loan	3,000	—
Total accrued expenses	$41,313	$41,566

Accrued interest
Interest on notes payable	$585,198	—
Interest on promissory notes	66,421	—
Total accrued interest	$651,619	$—

Accrued wages	$1,058,808	$5,065

5. CONVERTIBLE NOTES PAYABLE

As of December 31, 2018, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	December 31,
	Note Date	Date	Rate	Rate	2018
Auctus Fund #1	12/16/2016	9/16/2017	24%	Variable	$46,750
Auctus Fund #2	8/9/2017	5/9/2017	24%	Variable	46,750
Blackbridge Capital #2	5/3/2016	5/3/2017	5%	Variable	80,400
EMA Financial	11/9/2016	11/9/2017	24%	Variable	468,729
Emunah Funding #1	10/18/2017	10/18/2018	0%	Variable	110,000
Emunah Funding #2	10/18/2017	10/18/2018	0%	Variable	20,000
Emunah Funding #3	10/18/2017	10/18/2018	0%	Variable	30,000
Emunah Funding #4	10/20/2018	7/20/2018	8%	Variable	10,240
Emunah Funding #5	5/15/2018	5/15/2019	10%	Variable	37,778
Emunah Funding #6	10/31/2018	10/31/2019	10%	Variable	27,778
Fourth Man #1	7/3/2018	7/3/2019	10%	Variable	44,770
Fourth Man #2	10/26/2018	7/20/2019	8%	Variable	40,000
James Powell	9/7/2015	Demand	8%	Variable	150,875
					1,114,070
Less debt discount					(66,117)
Notes payable, net of discount*					$1,047,953

*	During the period ended December 31, 2018, the balance of notes payable, net of discount that are in default is $812,869.

Auctus Fund LLC

On December 16, 2016, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on September 16, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $191,562. As of December 31, 2018, the note had a principal balance of $46,750 and accrued interest of $212,580. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 9, 2017, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on August 22, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $210,097. As of December 31, 2018, the note had a principal balance of $46,750 and accrued interest of $219,916. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Blackbridge Capital

On May 3, 2016, the Company accepted and agreed to a Debt Purchase Agreement, whereby Blackbridge Capital acquired $100,000 in principal of a Direct Capital Group, Inc. convertible note in exchange for $100,000. The note bears interest at 5% per annum, matured on May 3, 2017, and is convertible into common stock at 50% of the lowest market price of the 20 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $100,000 due to this conversion feature, which has been amortized to the statement of operations. The note has converted $19,600 of principal into 266,667 shares of common stock. As of December 31, 2018, the note had a principal balance of $80,400 and accrued interest of $10,732. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

EMA Financial, LLC

On November 9, 2016, the Company issued a convertible note to EMA Financial, LLC for $35,000, of which $30,000 was received in cash $5,000 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on November 9, 2017, and is convertible into the lower of 1) the closing market price on the trading day immediately preceding the closing date of the note, and 2) 50% of the lowest trading price during the 25 trading days prior to the conversion date. The Company recorded a debt discount from the derivative equal to $35,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $446,915 in principal and $23,143 in interest. The note has converted $13,186 in principal into 981,600 shares of common stock. As of December 31, 2018, the note had a principal balance of $468,729 and accrued interest of $92,145. This note is in default as of December 31, 2018.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 18, 2017, the Company issued a convertible note to Emunah Funding LLC in consideration of liquidated damages in the amount of $110,000. The note bears no interest, matured on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $110,000 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2018, the note had a principal balance of $110,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 18, 2017, the Company accepted and agreed to a Debt Purchase Agreement, whereby Emunah Funding LLC acquired $20,000 of debt from a Tri-Bridge Ventures LLC convertible note in exchange for $25,000. The note bears no interest, matured on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, which was amortized to the statement of operations. The note has converted $5,000 of principal into 72,464 shares of common stock. As of December 31, 2018, the note had a principal balance of $20,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 18, 2017, the Company accepted and agreed to a Debt Purchase Agreement, whereby Emunah Funding LLC acquired $35,817 of debt from a Tri-Bridge Ventures LLC convertible note in exchange for $30,000. The note bears no interest, matures on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $30,000 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2018, the note had a principal balance of $30,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. The note has converted $5,200 of principal and $4,815 of interest into 2,503,717 shares of common stock. As of December 31, 2018, the note had a principal balance of $10,240 and accrued interest of $0. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 15, 2018, the Company issued a convertible note to Emunah Funding LLC for $37,778, which includes $26,000 to settle the convertible note with Asher Enterprises, $8,000 to settle outstanding accounts payable, and OID interest of $3,778. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on May 15, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $26,964 due to this conversion feature, and $19,675 has been amortized to the statement of operations. The debt discount and OID interest had a balance at December 31, 2018 of $6,157 and $863, respectively. As of December 31, 2018, the note had a principal balance of $37,778 and accrued interest of $2,381.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 31, 2018, the Company issued a convertible note to Emunah Funding LLC for $27,778, of which $24,000 was received in cash $3,778 was recorded as transaction fees. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on October 31, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,778 due to this conversion feature, and $7,855 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2018 of $19,923 and $3,136, respectively. As of December 31, 2018, the note had a principal balance of $27,778 and accrued interest of $464.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On July 3, 2018, the Company issued a convertible note to Fourth Man LLC for $24,200, which includes $20,762 to settle outstanding accounts payable, OID interest of $2,200, and cash consideration of $1,238. On July 17, 2018, the Company issued an Allonge to the convertible debt in the amount of $8,470, which includes $7,700 to settle outstanding accounts payable and OID interest of $700. On August 22, 2018, the Company issued an Allonge to the convertible debt in the amount of $7,700, which includes $7,000 to settle outstanding accounts payable and OID interest of $700. On October 3, 2018, the Company issued an Allonge to the convertible debt in the amount of $4,000, which includes $4,000 to settle outstanding accounts payable and OID interest of $400. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on July 3, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $44,770 due to this conversion feature, and $22,624 has been amortized to the statement of operations. The debt discount and OID interest had a balance at December 31, 2018 of $21,846 and $1,702, respectively. As of December 31, 2018, the note had a principal balance of $44,770 and accrued interest of $1,445.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 26, 2018, the Company accepted and agreed to a Debt Purchase Agreement, whereby Fourth Man LLC acquired $40,000 of debt from an Emunah Funding LLC convertible note in exchange for $40,000. The note bears interest of 24%, matures on July 20, 2019, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $16,591 due to this conversion feature, and $4,101 has been amortized to the statement of operations. As of December 31, 2018, the note had a principal balance of $40,000 and accrued interest of $545.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

James Powell

On September 7, 2015, the Company issued a convertible note with the Company’s former President, James Powell for non-cash consideration for accrued fees of $150,875. The note bears interest at 8%, is due on demand, and is convertible into convertible into common stock at 50% of the lowest trading price for the 15 days prior to the date of conversion. As of December 31, 2018, the note had a principal balance of $150,875 and accrued interest of $40,047.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Convertible Note Conversions

During the nine months ended December 31, 2018, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Price	Issued	Issued to
11/15/2018	$432	$—	$432	$0.0015	288,000	EMA
12/31/2018	5,200	4,815	10,015	0.0040	2,503,717	Emunah
	$5,632	$4,815	$10,447		2,791,717

6. PROMISSORY NOTE PAYABLE

On December 1, 2014, Satel Group Inc. entered into a Promissory Note with Xillient, LLC in the amount of $434,669 pursuant to the Asset Purchase Agreements dated June 3, 2013 and November 24, 2014, to acquire certain Direct-TV assets. The note bears interest of 5% per annum and is due on December 31, 2019. As of December 31, 2018, Satel has recorded payments of $137,000 and accrued interest of $66,421. As of December 31, 2018, the principal balance owed is $297,669 and interest is $66,421.

7. LONG TERM PROMISSORY NOTE PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. As of December 31, 2018, the principal balance owed is $61,000.

8. DERIVATIVE LIABILITIES

During the nine months ended December 31, 2018, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at December 31, 2018 based on the independent report of the valuation specialist.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended December 31, 2018:

	Notes	Warrants	Stock Payable	Total
Balance, at merger date	$7,832,214	$496,260	$3,927,072	$12,255,546
Reduction for debt settlement	(115,941)	—	—	(115,941)
(Gain) loss on derivative liability valuation	(4,594,756)	(400,392)	(2,255,960)	(7,251,108)
Balance, end of period	$3,121,517	$95,868	$1,671,112	$4,888,497

Convertible Notes

The fair value at the valuation date for the convertible notes for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2018:

Valuation date
Expected dividends	0%
Expected volatility	237.26%-427.64%
Expected term	.37 - 1 year
Risk free interest	2.48%-2.63%

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

On October 3, 2018, the Company executed a Common Stock Purchase Warrant for 8,800,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0005 per share and expire on October 3, 2023.

On October 31, 2018, the Company executed a Common Stock Purchase Warrant for 3,026,420 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.07 per share and expire on October 31, 2023.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	835.26%-941.55%
Expected term	3.81 - 4.84 years
Risk free interest	2.46%-2.49%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	427.64%
Expected term	1 year
Risk free interest	2.63%

9. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. As of December 31, 2018 and December 31, 2017, the Company owed related parties $152,067 and $0, respectively. During the nine months ended December 31, 2018 and December 31, 2017, the Company recorded imputed interest of $2,982 and $0, respectively, to the statement of operations with a corresponding increase to additional paid in capital. As of December 31, 2018 and December 31, 2017, the Company recorded accounts payable due to related parties of $31,629 and $0, respectively.

10. PREFERRED STOCK

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

On November 9, 2018, Mike Schatz returned 250 Preferred Series B Control Shares, valued at par value, pursuant to his new employee agreement dated November 1, 2018.

On November 9, 2018, Robert Stillwaugh returned 250 Preferred Series B Control Shares, valued at par value, pursuant to his new employee agreement dated November 1, 2018.

On November 9, 2018, newly appointed President, Richard Hylen was issued 500 Preferred Series B Control Shares, pursuant to his employee agreement dated November 1, 2018.

As of November 13, 2018, 3,489,510 shares of Series A Preferred stock were transferred into the Company in connection with the reverse merger.

On November 13, 2018, the Company granted 1,086,592 Series A Preferred shares at $1.79 per share to Richard Hylen, valued at $1,945,000, pursuant the Merger Agreement.

As of December 31, 2018, 10,000,000 Series A Preferred shares and 10,000,000 Series B Preferred shares were authorized, of which 5,064,929 Series A shares were issued and outstanding and 500 Series B shares were issued and outstanding.

11. COMMON STOCK

On June 15, 2016, the Company approved the authorization of a 1 for 1,000 reverse stock split of the Company’s outstanding shares of common stock, which was effective on July 22, 2016. The financial statements have been retroactively adjusted to take this into account for all periods presented.

As of November 13, 2018, 2,917,799 shares of common stock were transferred into the Company in connection with the reverse merger.

On November 13, 2018, the Company issued 102,368,421 shares of restricted common stock at $.019 per share, to Richard Hylen as collateral, pursuant to the Asset Purchase Agreement dated November 13, 2018. The shares are valued at $4,298,450 based on the market price of the Company’s common stock on the date of the agreement.

During the nine months ended December 31, 2018, the holders of convertible notes converted a total of $10,447 of principal and interest into 2,791,717 shares of common stock. The issuance extinguished $115,941 worth of derivative liabilities which was recorded to additional paid in capital.

As of December 31, 2018, 900,000,000 common shares, par value $0.00001, were authorized, of which 108,077,937 shares were issued and outstanding.

12. INCOME TAXES

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

The deferred tax asset and the valuation allowance consist of the following at December 31, 2018:

2018
Net operating loss	$208,341
Statutory rate	21%
Expected tax recovery	43,752
Change in valuation allowance	(43,752)
Income tax provision	$—

Components of deferred tax asset:
Non capital tax loss carry-forwards	$43,752
Less: valuation allowance	(43,752)
Net deferred tax asset	$—

As of the date of this filing, the Company is current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the year ending December 31, 2018, which are still open for examination.

13. COMMITMENTS AND CONTINGENCIES

On February 1, 2017, Simlatus Corp. entered into a standard office lease for approximately 1,700 square feet of office space at 175 Joerschke Drive, Suite A, Grass Valley, CA 95945. The lease has a term of 1 year, from February 1, 2017 through January 31, 2018, with a monthly rent of $1,400. On February 1, 2018, the Company entered into a month-to-month lease with a monthly rent of $1,400. Rental expenses incurred for this operating lease during the nine months ended December 31, 2018 were $12,600.

On January 24, 2017, Satel Group, Inc. entered into a standard office lease for approximately 1,006 square feet of office space at 330 Townsend Street, Suite 135, San Francisco, CA 94107. The lease had a term of 2 years, from December 1, 2016 through November 30, 2018, with a monthly rent of $5,449 for the first year and $5,613 for the second year. Rental expenses incurred for this operating lease during the nine months ended December 31, 2018 were $51,278.

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

On October 29, 2018, the Board of Directors appointed Richard N. Hylen as the new Chief Executive Officer, Chairman of the Board, and President, Secretary, and Treasurer of the Company effective November 1, 2018. Richard has been provided with an Employment Agreement that includes the issuance of 500 Preferred Series B Control Shares, and an annual salary of $120,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. As of December 31, 2018, Mr. Hylen has accrued wages of $20,000, received payments of $4,800, leaving a balance at December 31, 2018 of $15,200.

14. SUBSEQUENT EVENTS

On January 2, 2019, the Company received funding from a convertible note from Emunah Funding in the amount of $29,150. The note bears interest at 8% per annum and matures on December 28, 2019.

On January 9, 2019, the Company entered into an Asset Purchase Agreement with Proscere Bioscience Inc., a Florida Corporation, and pursuant with as Asset Purchase Agreement where the Company and Proscere Bioscience mutually agreed to sell certain assets and to provide the “Know-How”. The assets pursuant to the Exclusive Distribution & License Agreement dated 01/09/19 are valued at $3,000,000. As consideration for the assets and the “Know -How”, the Buyer shall issue, or cause to be issued, $3,000,000 worth of Preferred Series A Stock (PAR $.001) three (3) days from the date of this agreement. The number of shares to be issued is 1,675,978 of the Preferred Series A stock at a price of $1.79 per share and convertible pursuant the conversion rights as specified in the Articles of Incorporation for SIML. Proscere Bioscience has designated the stock to be issued in the name of Optempus Investments, LLC. Proscere Bioscience Inc. will become a wholly owned subsidiary of Simlatus Corporation. Proscere Bioscience is in the business of manufacturing and distribution of agricultural products, inclusive of cold-water CBD/HEMP extraction technology and aeroponic grow containers for use in commercial and private cannabis growing industries, as well as government regulated food-safety growing facilities, and commercial food distribution industries.

On January 9, 2019, the Board of Directors appointed Baron Tennelle as a Director of Simlatus and President of Proscere Bioscience, Inc., a wholly owned subsidiary of Simlatus, effective January 9, 2019. Mr. Tennelle’s Director Agreement and Employment Agreement is an exhibit to this document. He will receive an annual salary of $45,000 paid out quarterly in either cash or stock at the current fair market value of the stock at time of conversion.

Baron Tennelle is 39 years old and attended Mesa College in San Diego, California where he studied mathematics. He attended Blackstone Career Institute in San Diego to study law under a Legal Assistant program regarding real property, torts, personal injury, contracts and partnerships. His 12 years in business has afforded him the experience in working in management positions for service oriented companies, along with sales and marketing. His recent 4 years have landed him experience as a Data Analyst for Restaurant Revolution Technologies, and a paralegal for Miller Legal Llp. Mr. Tennelle will oversee the business direction and maintain core business objectives and compliance for Proscere Bioscience.

The Board of Directors also appointed Victoria Boltrick as a Director of Simlatus and Vice President of Proscere Bioscience, Inc., a wholly owned subsidiary of Simlatus, effective January 9, 2019. Ms. Boltrick’s Director Agreement and Employment Agreement is an exhibit to this document. She will receive an annual salary of $45,000 paid out quarterly in either cash or stock at the current fair market value of the stock at time of conversion.

Victoria Boltrick is 30 years old and attended Grand Valley State University in Allendale, Michigan where she studied Business Administration and continued her graduate work at the University of Tennessee in Knoxville and graduated and received a Business of Science Degree in Communications and Advertising with a minor in Business. She brings 10 years’ experience in business and marketing and has worked with Go-Capital in providing direct marketing platforms and with The Folsom Corporation where she developed process improvements to provide security architecture for their receivable accounting systems. Ms. Boltrick will spearhead the Proscere Bioscience operations in developing distribution and marketing channels to place products.

On January 31, 2019, the Company issued a convertible note to Emunah Funding, LLC for $33,000. The note bears interest of 8% and matures on January 31, 2020.

On February 14, 2019, and in conjunction with the Closing of the Asset Purchase Agreement dated November 13, 2018, the Board of Directors of the Company adopted a new fiscal year of December 31 in order to coincide with the existing fiscal year of Satel Group, Inc. to streamline the financial reporting of the post-combination Companies.  The Company’s Annual Report on Form 10-K for the new fiscal year for the period ending December 31, 2018 will be due on March 31, 2019.

On February 19, 2019, the Board of Directors has dismissed Victoria Boltrick as a Director and Employee because the Chairman, Richard Hylen, had expressed his desire to replace Victoria Boltrick with a more experienced individual with the needs of the company. Victoria Boltrick agreed to being dismissed, as well as has agreed to waive any/all accrued wages and Director Fees. Simultaneously the Board of Directors appointed Dusty Vereker as a Director of the company, and Vice President of Proscere Bioscience. Her employment contract allows an annual salary of $45,000 to be paid quarterly in either cash or stock. Her Director Agreement allows for fees associated with meetings and conferences. Ms. Vereker has accepted the Director position and employee position respectively. Dusty Vereker is 42 years old and has been a marketing professional for more than a decade. She is a seasoned manager with experience in directing sales for medium to large size corporations, where she earned her credit to increasing revenue. She brings 8 years’ experience in sales and 4 years’ experience in human resources. She is a graduate of Grossmont College, and served as an Administrative Instructor to the US Naval Sea Cadet Corps. Dusty will assist our team in growing sales for Proscere Bioscience and implement an Oversight-Committee for the corporation.

On February 22, 2019, the Company issued a convertible note to Armada Investment Fund, LLC for $47,250. The note bears interest of 8% and matures on November 22, 2019.

On February 22, 2019, the Company issued a convertible note to BHP Capital NY Inc. for $47,250. The note bears interest of 8% and matures on November 22, 2019.

On February 22, 2019, the Company issued a convertible note to Emunah Funding LLC for $47,250. The note bears interest of 8% and matures on November 22, 2019.

On February 22, 2019, the Company issued a convertible note to Fourth Man, LLC for $47,250. The note bears interest of 8% and matures on November 22, 2019.

On March 19, 2019, the Company entered into a Debt Settlement Agreement with Xillient, LLC to settle all outstanding debt owed to Xillient, LLC. The Company has agreed to settle this debt for $200,000, to be issued in Series A Preferred stock.

On March 14, 2019, the company entered into a Settlement Agreement with Auctus Fund, LLC. Both Parties agreed to settle the outstanding debt pursuant under the terms of a Securities Purchase Agreement (the “Debt”), in its entirety. The Agreement was entered into on March 14, 2019, by and among Simlatus Corp a Nevada corporation doing business in California (the “Debtor”) and Auctus Fund, LLC a limited liability company, (the “Creditor”) with respect to the Securities Purchase Agreement entered into two convertible notes between the Debtor and the Creditor on or about December 16, 2016 and August 9, 2017, (the “Purchase Agreement”) pursuant to which the Debtor issued a Convertible Note each in the original principal amount of $46,750, respectively (collectively, the “Notes”) to the Creditor on that same date. Once the following conditions are timely satisfied, the Notes shall be satisfied in full: (i) Debtor shall pay $50,000 via wire transfer to the Creditor on March 15, 2019, (ii) Debtor shall issue 3,000,000 unrestricted shares of the Debtor’s common stock (the “Shares”) to the Creditor on March 15, 2019, pursuant to a partial conversion of one of the Notes by the Creditor in accordance with the original terms of the Notes, and (iii) Debtor shall pay $50,000 via wire transfer to the Creditor within 60 calendar days after the date of this Agreement, and (iv) Debtor shall pay $75,000 via wire transfer to the Creditor within 120 calendar days after the date of this Agreement. Auctus’ sale of the Shares shall be limited as follows: beginning on the Execution Date and ending on June 14, 2019, such sales of the Shares shall be limited to the greater of (i) 20% of the daily dollar volume of the Company’s common stock during each respective trading day or (ii) a gross dollar amount of $7,500 during each respective trading day.

On March 14, 2019, Company issued a convertible note to Power Up Lending Group Ltd for $73,000. The note bears interest of 10% and matures on March 14, 2020.

On March 26, 2019, Company issued a convertible note to BHP Capital NY Inc. for $28,600. The note bears interest of 8% and matures on March 26, 2020.

On March 26, 2019, Company issued a convertible note to Emunah Funding, LLC for $28,600. The note bears interest of 8% and matures on March 26, 2020.

On March 29, 2019, the Company and its subsidiary, Proscere Bioscience Inc., entered into an Exclusive Distribution Agreement with Brand House Ventures Inc. allowing the rights to sell the CBD Cold Water Extraction Systems within all of the United States.

Mike Mulder is the President of Brand House Ventures Inc., and the company was formed in 2010 as a sole proprietorship, and in 2014 was formed as a California S-Corporation. Today Brand House is a Holding Company for the distribution of a variety of products and technologies.

On March 29, 2019, the Company and its subsidiary, Proscere Bioscience Inc., entered into a Distribution Agreement with United Opportunities, LLC allowing the rights to sell the CBD/HEMP Cold Water Extraction Systems within Canada and Europe.

Shawn Illingworth is the Managing Partner of United Opportunities, LLC, and the company was formed in 2017 in overseeing the purchases of multiple cannabis farms in the Humboldt, Adelanto, Needles, Nipton, Cal City, and Searchlight areas of California and Nevada. The company currently cultivates medical grade crops on a grand scale and supply product to all the major manufacturers and extraction companies in the industry.  Future plans are to expand the company and distribute internationally through attaining cultivation centers in Canada, Europe and Australia. United Opportunities is currently opening an office and showroom in Las Vegas, NV which will round out its current operating platforms in New York, Florida, and San Diego, California.

On April 3, 2019, the Company entered into a Settlement Agreement with EMA Financial, LLC. This Settlement Agreement was entered into on or about April 3, 2019, by and among Simlatus Corp a Nevada corporation (the “Company”) and EMA Financial, LLC a Delaware limited liability company, (the “Investor”) with respect to the Securities Purchase Agreement entered into between the Company and the Investor on or about November 9, 2016 (the “Purchase Agreement”) pursuant to which the Company issued a 10% Convertible Note in the original principal amount of $35,000 (the “Note”) to the Investor on that same date. Subject to and upon the terms and conditions set forth in this Agreement the Investor shall surrender the Note to the Company and release the Company from any of its obligations there-under in exchange for Company’s strict compliance with the following terms: (a) a cash payment by the Company to the Investor of $50,000 to be paid to the Investor on or before April 4, 2019; (b) Company’s cash payment to Investor of $75,000 to be paid to the Investor on or before, but in no event later than end of day July 23, 2019, and (c) the issuance of 3,000,000 shares pursuant a conversion notice.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and/or financial disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and C Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	There is a lack of accounting resources – The Company has insufficient resources for data entry, reviews, and/or oversight from a financial expert with the appropriate level of knowledge and experience to accurately capture transactions in accordance with US GAAP and SEC rules and regulations. This lack of resources further results in inadequate segregation of duties. Additionally, the Company lacks an audit committee as well as a financial expert.

2.	The Company lacks processes and procedures to ensure transactional evidence is properly retained - The Company needs to implement processes that ensure they are aware of, and maintain, evidence necessary to substantiate recorded transactions. The Company needs to retain formal executed documents and adequate support, as they are essential to accurate financial reporting.

3.	Due to the Company not having formal Control procedures related to the approval of related party transactions.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on criteria established in “Internal Control - Integrated Framework (2013)” issued by COSO.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the name and age of our current directors and executive officer:

Name	Age	Position with the Company	Position Held Since
Richard Hylen	72	Chief Executive Officer, Chairman of the Board, President, Secretary and Treasurer	November 1, 2018
Baron Tennelle	39	Director	January 9, 2019
Dusty Vereker	42	Director	February 19, 2019

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Richard Hylen: Mr. Hylen is 72 years old. As the Founder of Satel Inc., the Managing Director of Turner Broadcasting Far East LTD, and a Senior Executive of Viacom’s San Francisco cable company, Richard has over 35 years of experience providing video and Internet using the most advanced technologies including: cable, fiber, satellite, wireless and CAT5 not only domestically, but to over 50 countries worldwide. His skill set encompasses successfully negotiating complicated licensing agreements with governmental entities, creating joint venture partnerships, developing strategic distribution relationships, financing, designing, installing and managing advanced technologies to provide consumers with video and Internet services. Hylen used his extensive corporate management expertise combined with his technical knowledge to create Satel, recognized as one of the nation’s largest providers of DirecTV to high rise buildings in a major metropolitan market.

Baron Tennelle: Mr. Tennelle is 39 years old and attended Mesa College in San Diego, California where he studied mathematics. He attended Blackstone Career Institute in San Diego to study law under a Legal Assistant program regarding real property, torts, personal injury, contracts and partnerships. His 12 years in business has afforded him the experience in working in management positions for service oriented companies, along with sales and marketing. His recent 4 years have landed him experience as a Data Analyst for Restaurant Revolution Technologies, and a paralegal for Miller Legal LLP. Mr. Tennelle will oversee the business direction and maintain core business objectives and compliance for Proscere Bioscience.

Dusty Vereker: Ms. Vereker is 42 years old and has been a marketing professional for more than a decade. She is a seasoned manager with experience in directing sales for medium to large size corporations, where she earned her credit to increasing revenue. She brings 8 years’ experience in sales and 4 years’ experience in human resources. She is a graduate of Grossmont College, and served as an Administrative Instructor to the US Naval Sea Cadet Corps. Dusty will assist our team in growing sales for Proscere Bioscience and implement an Oversight-Committee for the corporation.

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

Audit Committee and Audit Committee Financial Expert

As of December 31, 2018, the Company did not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Code of Ethics

As of December 31, 2018, the board of directors had not adopted a code of ethics due to Company’s limited number of executive officers and employees that would be covered by such a code and the Company’s limited financial resources. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the year ending December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officer and director for the nine months ended December 31, 2018 and December 31, 2017. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Richard Hylen, President,	2018	50,871	—	—	—	—	—	—	50,871
Chief Executive Officer,	2017	42,360	—	—	—	—	—	—	42,360
Secretary and Treasurer

Narrative Disclosure to Summary Compensation Table

On October 29, 2018, the Board of Directors appointed Richard N. Hylen as the new Chief Executive Officer, Chairman of the Board, President, Secretary, and Treasurer of the Company, effective November 1, 2018. Richard has been provided with an Employment Agreement that includes the issuance of 500 Preferred Series B Control Shares, and an annual salary of $120,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the nine months ended December 31, 2018 and 2017, the Company recorded $50,871 and $42,360, respectively, in accrued wages and interest.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the nine months ended December 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2018, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

			Shares
	Name and Address		Beneficially	Percent
Title of Class	of Owner	Relationship to Company	Owned (1)	Owned (2)
Common Stock	Richard Hylen	President, Chief Executive Officer, Secretary, Treasurer and Chairman	102,368,421	94.72%

Total			102,368,421	94.72%

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

2.	The percentage shown is based on denominator of 108,077,937 shares of common stock issued and outstanding for the company as of December 31, 2018.

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

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. As of December 31, 2018 and December 31, 2017, the Company owed related parties $152,067 and $0, respectively. During the nine months ended December 31, 2018 and December 31, 2017, the Company recorded imputed interest of $2,982 and $0, respectively, to the statement of operations with a corresponding increase to additional paid in capital. As of December 31, 2018 and December 31, 2017, the Company recorded accounts payable due to related parties of $31,629 and $0, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by our auditors for the years ended December 31, 2018 and December 31, 2017:

	2018	2017
Audit Fees	$30,000	$15,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$30,000	$15,000

Audit Fees

We incurred approximately $30,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the nine months ended December 31, 2018.

We incurred approximately $15,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the nine months ended December 31, 2017.

Audit-Related Fees

The aggregate fees billed during the nine months ended December 31, 2018 and 2017 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the nine months ended December 31, 2018 and 2017 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the nine months ended December 31, 2018 and 2017 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

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

SIMLATUS CORPORATION

Dated: May 8, 2019

/s/ Richard Hylen
Richard Hylen
President, Chief Executive Officer and Principal Financial Officer