Form 10-Q
period 2019-03-31
Simlatus Corp
filed 2019-05-20
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 17, 2019, there were 163,576,104 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMLATUS CORP.
BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$54,806	$5,982
Accounts receivable	21,029	29,350
Inventory, net	516	—
Total current assets	76,351	35,332

Right-of-use asset	57,419	—
Security deposit	5,162	5,162

TOTAL ASSETS	$138,932	$40,494

LIABILITIES
Current Liabilities:
Accounts payable	$282,813	$307,410
Accounts payable - related parties	31,269	31,269
Accrued wages	981,429	1,058,808
Accrued expenses	40,851	41,313
Accrued interest	798,466	651,619
Convertible notes payable in default, net of discount	704,353	812,437
Convertible notes payable, net of discount	308,621	235,516
Derivative liabilities	7,119,812	4,888,497
Operating lease liabilities	57,353	—
Promissory notes	—	297,669
Related party liabilities	102,325	152,067
Total Current Liabilities	10,427,292	8,476,605

Long term notes payable	33,500	61,000

Total liabilities	10,460,792	8,537,605

Commitments and contingencies	—	—

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value 20,000,000 shares authorized
Series A: 10,000,000 shares authorized	6,738	5,065
6,738,494 shares issued and outstanding at March 31, 2019
5,064,929 shares issued and outstanding at December 31, 2018
Series B: 10,000,000 shares authorized	1	1
500 shares issued and outstanding at March 31, 2019
500 shares issued and outstanding at December 31, 2018
Common stock, $0.00001 par value 900,000,000 authorized	1,470	1,081
147,013,691 shares issued and outstanding at March 31, 2019
108,077,937 shares issued and outstanding at December 31, 2018
Additional paid in capital	(11,196,414)	(15,137,988)
Accumulated earnings (deficit)	866,345	6,634,730
Total shareholders’ deficit	(10,321,860)	(8,497,111)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$138,932	$40,494

SIMLATUS CORP.
STATEMENT OF OPERATIONS

	Three months ended
	March 31,
	2019	2018
Sales	$147,422	$133,026
Cost of materials	2,529	—
Gross profit (loss)	144,893	133,026

Operating expenses:
G&A expenses	3,134,469	105,251
Professional fees	26,860	—
Salaries and wages	173,978	73,895
Total operating expenses	3,335,307	179,146

Loss from operations	(3,190,414)	(46,120)

Other income (expense):
Loss on settlement of debt	(10,000)	—
Derivative expense	(2,355,224)	—
Interest expense	(210,912)	—
Total other income (expense)	(2,576,136)	—

Net income (loss) before income taxes	(5,766,550)	(46,120)
Income tax expense	—	—
Net income (loss)	$(5,766,550)	$(46,120)

Per share information
Weighted average number of common shares outstanding, basic and diluted	120,177,157	—
Net income (loss) per common share, basic and diluted	$(0.05)	$(0.00)

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 (unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated	Total
	Series A		Series B		Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2018	5,064,929	$5,065	500	$1	108,077,937	$1,081	$(15,137,988)	$6,634,730	$(8,497,111)
Conversion of debt to common stock	—	—	—	—	26,573,142	266	52,172	—	52,438
Cashless warrant exercise	—	—	—	—	6,962,712	69	(69)	—	—
Derivative settlements	—	—	—	—	—	—	524,908	—	524,908
Preferred stock issued for services	1,675,978	1,675	—	—	—	—	2,998,325	—	3,000,000
Preferred stock converted to common stock	(2,413)	(2)	—	—	5,400,000	54	(52)	—	—
Debt settlement by related party	—	—	—	—	—	—	362,261	—	362,261
Imputed interest	—	—	—	—	—	—	4,029	—	4,029
Lease standard adoption	—	—	—	—	—	—	—	(1,835)	(1,835)
Net loss	—	—	—	—	—	—	—	(5,766,550)	(5,766,550)
Balances for March 31, 2019	6,738,494	$6,738	500	$1	147,013,791	$1,470	$(11,196,414)	$866,345	$(10,321,860)

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,766,550)	$(46,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	86,018	—
Stock based compensation	3,000,000	—
Imputed interest	4,029	—
Loss on debt settlement	10,000	—
Change in fair value of derivative liability	2,355,224	—
Decrease (increase) in operating assets and liabilities:
Accounts receivable	8,321	46,546
Inventory	(516)	—
Right-of-use asset	(1,901)	—
Accrued interest	222,018	—
Accounts payable	(24,086)	10,932
Accrued expenses	(77,841)	367
Advances from related parties	(49,742)	—
Net cash (used in) provided by operating activities	(235,026)	11,725

Cash flows from investing activities:
Cash paid for fixed assets	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from convertible debt	366,350	—
Payments on convertible debt	(50,000)	—
Payments on promissory notes	(32,500)	(12,000)
Net cash (used in) provided for financing activities	283,850	(12,000)

Net increase (decrease) in cash	48,824	(275)

Cash, beginning of period	5,982	10,681
Cash, end of period	$54,806	$10,406

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Stock issued for debt conversion	$52,438	$—
Settlement of debt by related party	$362,261	$—
Discount from derivative	$400,500	$—
Preferred stock converted to common stock	$53	$—
Cashless warrant exercise	$69	$—
Lease adoption recognition	$77,700	$—
Derivative settlements	$524,908	$—

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

March 31, 2019

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2019 and December 31, 2018 is $0.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on November 1, 2017 (see Note 12).

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 for each fair value hierarchy level:

March 31, 2019	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$7,119,812	$7,119,812

December 31, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$4,888,497	$4,888,497

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of March 31, 2019 and December 31, 2018, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2019, the Company has a shareholders’ deficit of $10,321,860 since its inception and working capital deficit of $10,350,941, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

4. LEASES

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of ROU assets of $75,865 and lease liabilities of $77,700. The difference between the ROU assets and the lease liabilities is primarily due to unamortized initial direct costs, lease incentives and deferred rent related to the Company’s operating leases at December 31, 2018.

The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the remaining lease terms as of the January 1, 2019 adoption date.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of month-to-month and less than 1 year, one of which includes an option to extend the lease term for a year.

The Company has elected the practical expedient to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, current operating lease liabilities and non-current operating lease liabilities.

The new standard also provides practical expedients and certain exemptions for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases where the initial lease term is one year or less or for which the ROU asset at inception is deemed immaterial, we will not recognize ROU assets or lease liabilities. Those leases are expensed on a straight line basis over the term of the lease.

Operating Leases

On February 1, 2017, Simlatus Corp. entered into a standard office lease for approximately 1,700 square feet of office space at 175 Joerschke Drive, Suite A, Grass Valley, CA 95945. The lease has a term of 1 year, from February 1, 2017 through January 31, 2018, with a monthly rent of $1,400. On February 1, 2018, the Company entered into a month-to-month lease with a monthly rent of $1,400.

On January 31, 2018, Satel Group, Inc. entered into a standard office lease for approximately 1,006 square feet of office space at 330 Townsend Street, Suite 135, San Francisco, CA 94107. The lease has a term of 2 years, from December 1, 2018 through November 30, 2019, with a monthly rent of $5,718 and applicable common area maintenance expenses.

ROU assets and lease liabilities related to our operating leases are as follows:

March 31, 2019
Right-of-use assets	$57,419
Current lease liabilities	57,353
Non-current lease liabilities	—

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Three month period ended
March 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	(1,901)
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	77,700

5. ACCURED EXPENSES

As of March 31, 2019 and December 31, 2018, accrued expenses were comprised of the following:

	March 31,	December 31,
	2019	2018
Accrued expenses
Credit cards	$16,045	$18,122
Customer deposits	18,497	18,497
Employee liabilities	1,076	—
Sales tax payable	2,233	1,694
Short-term loan	3,000	3,000
Total accrued expenses	$40,851	$41,313

Accrued interest
Interest on notes payable	$622,604	$585,198
Interest on promissory notes	—	66,421
Interest on accrued wages	175,862	—
Total accrued interest	$798,466	$651,619

Accrued wages	$981,429	$1,058,808

6. CONVERTIBLE NOTES PAYABLE

As of March 31, 2019 and December 31, 2018, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	March 31,	December 31,
	Note Date	Date	Rate	Rate	2019	2018
Armada Investment	2/22/2019	11/22/2019	8%	Variable	$47,250	$—
Auctus Fund #1	12/16/2016	9/16/2017	24%	Variable	21,750	46,750
Auctus Fund #2	8/9/2017	5/9/2018	24%	Variable	21,750	46,750
BHP Capital NY #1	2/22/2019	11/22/2019	8%	Variable	47,250	—
BHP Capital NY #2	3/5/2019	10/18/2019	0%	Variable	19,000	—
BHP Capital NY #3	3/26/2019	3/26/2020	8%	Variable	28,600	—
Blackbridge Capital #2	5/3/2016	5/3/2017	5%	Variable	80,400	80,400
EMA Financial	11/9/2016	11/9/2017	24%	Variable	468,463	468,729
Emunah Funding #1	10/18/2017	10/18/2018	0%	Variable	110,000	110,000
Emunah Funding #2	10/18/2017	10/18/2018	0%	Variable	—	20,000
Emunah Funding #3	10/18/2017	10/18/2018	0%	Variable	—	30,000
Emunah Funding #4	10/20/2018	7/20/2019	8%	Variable	1,990	10,240
Emunah Funding #5	5/15/2018	5/15/2019	10%	Variable	37,778	37,778
Emunah Funding #6	10/31/2018	10/31/2019	10%	Variable	27,778	27,778
Emunah Funding #7	1/2/2019	12/31/2019	8%	Variable	29,150	—
Emunah Funding #8	1/31/2019	1/31/2020	8%	Variable	33,000	—
Emunah Funding #9	3/26/2019	3/26/2020	8%	Variable	28,600	—
Fourth Man #1	7/3/2018	7/3/2019	10%	Variable	44,770	44,770
Fourth Man #2	10/26/2018	7/20/2019	8%	Variable	24,000	40,000
Fourth Man #3	2/22/2019	11/22/2019	8%	Variable	47,250	—
James Powell	9/7/2015	Demand	8%	Variable	150,875	150,875
Jefferson St Capital #1	2/22/2019	11/22/2019	8%	Variable	47,250	—
Jefferson St Capital #2	3/5/2019	10/18/2019	0%	Variable	18,661	—
Power Up Lending	3/14/2019	3/14/2020	10%	Variable	73,000	—
					1,408,565	1,114,070
Less debt discount					(395,591)	(66,117)
Notes payable, net of discount*					$1,012,974	$1,047,953

*	As of March 31, 2019, the balance of notes payable, net of discount that are in default is $704,353.

Armada Investment Fund LLC

On February 22, 2019, the Company issued a convertible note to Armada Investment Fund LLC for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $6,404 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2019 of $40,846. As of March 31, 2019, the note had a principal balance of $47,250 and accrued interest of $383.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Auctus Fund LLC

On December 16, 2016, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash and $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on September 16, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $191,562. During the three month period ended March 31, 2019, the Company recorded a payment of $25,000 and issued an aggregate of 3,200,000 common shares upon the conversion of interest in the amount of $5,480 and fees of $500. As of March 31, 2019, the note had a principal balance of $21,750 and accrued interest of $209,587. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 9, 2017, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash and $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on August 22, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $210,097. During the three month period ended March 31, 2019, the Company recorded a payment of $25,000. As of March 31, 2019, the note had a principal balance of $21,750 and accrued interest of $222,403. This note is currently in default.

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

BHP Capital NY, Inc.

On February 22, 2019, the Company issued a convertible note to BHP Capital NY, Inc. for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $6,404 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2019 of $40,846. As of March 31, 2019, the note had a principal balance of $47,250 and accrued interest of $383.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby BHP Capital NY, Inc. acquired $20,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a loss on settlement of debt of $9,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, and $13,322 has been amortized to the statement of operations. During the three month period ended March 31, 2019, the Company issued 4,968,944 common shares upon the conversion of principal in the amount of $9,500 and interest of $500. As of March 31., 2019, the note had a principal balance of $19,000 and the debt discount had a balance of $15,678.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 26, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $28,600, of which $25,000 was received in cash and $3,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on March 26, 2019, and is convertible into common stock at 58% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $28,600 due to this conversion feature, and $391 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2019 of $28,209. As of March 31, 2019, the note had a principal balance of $28,600 and accrued interest of $31.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Blackbridge Capital

On May 3, 2016, the Company accepted and agreed to a Debt Purchase Agreement, whereby Blackbridge Capital acquired $100,000 in principal of a Direct Capital Group, Inc. convertible note in exchange for $100,000. The note bears interest at 5% per annum, matured on May 3, 2017, and is convertible into common stock at 50% of the lowest market price of the 20 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $100,000 due to this conversion feature, which has been amortized to the statement of operations. The note has converted $19,600 of principal into 266,667 shares of common stock. As of March 31, 2019, the note had a principal balance of $80,400 and accrued interest of $11,723. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

EMA Financial, LLC

On November 9, 2016, the Company issued a convertible note to EMA Financial, LLC for $35,000, of which $30,000 was received in cash and $5,000 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on November 9, 2017, and is convertible into the lower of 1) the closing market price on the trading day immediately preceding the closing date of the note, and 2) 50% of the lowest trading price during the 25 trading days prior to the conversion date. The Company recorded a debt discount from the derivative equal to $35,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $446,915 in principal and $23,143 in interest. Prior to the period ended March 31, 2019, the note has converted $13,186 in principal into 981,600 shares of common stock. During the three month period ended March 31, 2019, the Company issued 379,496 common shares upon the conversion of principal in the amount of $266. As of March 31, 2019, the note had a principal balance of $468,463 and accrued interest of $119,876. This note is currently in default.

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

On October 18, 2017, the Company accepted and agreed to a Debt Purchase Agreement, whereby Emunah Funding LLC acquired $20,000 of debt from a Tri-Bridge Ventures LLC convertible note in exchange for $25,000. The note bears no interest, matured on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, which was amortized to the statement of operations. The note has converted $5,000 of principal into 72,464 shares of common stock. On March 5, 2019, the principal amount of $20,000 was reassigned to BHP Capital NY, Inc. for $29,000 and $9,000 was recorded as a loss on settlement of debt.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 18, 2017, the Company accepted and agreed to a Debt Purchase Agreement, whereby Emunah Funding LLC acquired $35,817 of debt from a Tri-Bridge Ventures LLC convertible note in exchange for $30,000. The note bears no interest, matures on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $30,000 due to this conversion feature, which has been amortized to the statement of operations. On March 5, 2019, the principal amount of $30,000 was reassigned to Jefferson Street Capital LLC for $31,000 and $1,000 was recorded as a loss on settlement of debt.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Prior to the period ended March 31, 2019, the note has converted $5,200 of principal and $4,815 of interest into 2,503,717 shares of common stock. During the three month period ended March 31, 2019, the Company issued 4,640,816 common shares upon the conversion of principal in the amount of $8,250 and interest of $103. As of March 31, 2019, the note had a principal balance of $1,990. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 15, 2018, the Company issued a convertible note to Emunah Funding LLC for $37,778, which includes $26,000 to settle the convertible note with Asher Enterprises, $8,000 to settle outstanding accounts payable, and OID interest of $3,778. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on May 15, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $26,964 due to this conversion feature, and $26,099 has been amortized to the statement of operations. The debt discount and OID interest had a balance at March 31, 2019 of $865. As of March 31, 2019, the note had a principal balance of $37,778 and accrued interest of $3,313.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 31, 2018, the Company issued a convertible note to Emunah Funding LLC for $27,778, of which $24,000 was received in cash and $3,778 was recorded as transaction fees. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on October 31, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,778 due to this conversion feature, and $14,258 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2019 of $13,520. As of March 31, 2019, the note had a principal balance of $27,778 and accrued interest of $1,149.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 2, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $29,150, of which $25,000 was received in cash and $4,150 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on December 31, 2019, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,150 due to this conversion feature, and $7,067 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2019 of $22,083. As of March 31, 2019, the note had a principal balance of $29,150 and accrued interest of $562.

On January 31, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $33,000, which includes $5,000 to settle outstanding accounts payable, $4,500 in transaction fees and cash consideration of $23,500. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on January 31, 2020, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $5,355 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2019 of $27,665. As of March 31, 2019, the note had a principal balance of $33,000 and accrued interest of $427.

On March 26, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $28,600, of which $25,000 was received in cash $3,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on March 26, 2019, and is convertible into common stock at 58% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $28,600 due to this conversion feature, and $391 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2019 of $28,209. As of March 31, 2019, the note had a principal balance of $28,600 and accrued interest of $31.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On July 3, 2018, the Company issued a convertible note to Fourth Man LLC for $24,200, which includes $20,762 to settle outstanding accounts payable, OID interest of $2,200, and cash consideration of $1,238. On July 17, 2018, the Company issued an Allonge to the convertible debt in the amount of $8,470, which includes $7,700 to settle outstanding accounts payable and OID interest of $700. On August 22, 2018, the Company issued an Allonge to the convertible debt in the amount of $7,700, which includes $7,000 to settle outstanding accounts payable and OID interest of $700. On October 3, 2018, the Company issued an Allonge to the convertible debt in the amount of $4,000, which includes $4,000 to settle outstanding accounts payable and OID interest of $400. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on July 3, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $44,770 due to this conversion feature, and $38,706 has been amortized to the statement of operations. The debt discount and OID interest had a balance at March 31, 2019 of $6,064. As of March 31, 2019, the note had a principal balance of $44,770 and accrued interest of $2,549.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 26, 2018, the Company accepted and agreed to a Debt Purchase Agreement, whereby Fourth Man LLC acquired $40,000 of debt from an Emunah Funding LLC convertible note in exchange for $40,000. The note bears interest of 24%, matures on July 20, 2019, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $16,591 due to this conversion feature, and $11,397 has been amortized to the statement of operations. During the three month period ended March 31, 2019, the Company issued an aggregate of 7,214,286 common shares upon the conversion of principal in the amount of $16,000. As of March 31, 2019, the note had a principal balance of $24,000, accrued interest of $1,115 and the debt discount and transaction fee interest had a balance of $5,194.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On February 22, 2019, the Company issued a convertible note to BHP Capital NY, Inc. for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $6,404 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2019 of $40,846. As of March 31, 2019, the note had a principal balance of $47,250 and accrued interest of $383.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

James Powell

On September 7, 2015, the Company issued a convertible note with the Company’s former President, James Powell for non-cash consideration for accrued fees of $150,875. The note bears interest at 8%, is due on demand, and is convertible into convertible into common stock at 50% of the lowest trading price for the 15 days prior to the date of conversion. As of December 31, 2018, the note had a principal balance of $150,875 and accrued interest of $43,024.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On February 22, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $6,404 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2019 of $40,846. As of March 31, 2019, the note had a principal balance of $47,250 and accrued interest of $383.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $31,000, and the Company recorded a loss on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $31,000 due to this conversion feature, and $15,890 has been amortized to the statement of operations. During the three month period ended March 31, 2019, the Company issued 6,169,500 common shares upon the conversion of principal in the amount of $12,339. As of March 31, 2019, the note had a principal balance of $18,661 and the debt discount had a balance of $15,110.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Power Up Lending Group Ltd.

On March 14, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $73,000, of which $70,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on March 14, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $73,000 due to this conversion feature, and $3,390 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2019 of $69,610. As of March 31, 2019, the note had a principal balance of $73,000 and accrued interest of $340.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Convertible Note Conversions

During the three months ended March 31, 2019, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Price	Issued	Issued to
1/7/2019	$—	$580	$580	$0.0029	200,000	Auctus
1/16/2019	6,000	—	6,000	0.0040	1,500,000	Fourth Man
2/11/2019	8,250	103	8,353	0.0018	4,640,816	Emunah
2/14/2019	10,000	—	10,000	0.0018	5,714,286	Fourth Man
2/19/2019	266	—	266	0.0007	379,496	EMA
3/12/2019	12,339	—	12,339	0.0020	6,169,500	Jefferson St
3/14/2019	9,500	500	10,000	0.0020	4,968,944	BHP Capital
3/21/2019	—	4,900	4,900	0.0018	3,000,000	Auctus
	$46,355	$6,083	$52,438		26,573,042

7. PROMISSORY NOTE PAYABLE

On December 1, 2014, Satel Group Inc. entered into a Promissory Note with Xillient, LLC in the amount of $434,669 pursuant to the Asset Purchase Agreements dated June 3, 2013 and November 24, 2014, to acquire certain Direct-TV assets. The note bears interest of 5% per annum and is due on December 31, 2019. During the three months ended March 31, 2019, the company recorded payments of $5,000 and accrued interest of $3,171.

On March 19, 2019, Richard Hylen entered into a Debt Settlement Agreement with Xillient, LLC to settle $362,261 in outstanding debt owed to Xillient, LLC for $200,000. Mr. Hylen transferred 111,732 of his Preferred Series A that are valued at $1.79 per share. The liability amount of $362,261 was reclassed to additional paid in capital due to the contributed capital by a related party.

8. LONG TERM PROMISSORY NOTE PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. During the three months ended March 31, 2019, the Company recorded payments of $27,500.

As of March 31, 2018 and December 31, 2018, the principal balance owed was $33,500 and $61,000, respectively.

9. DERIVATIVE LIABILITIES

During the three months ended March 31, 2019, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at March 31, 2019 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the three months ended March 31, 2019:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$3,121,517	$95,868	$1,671,112	$4,888,497
Initial recognition of derivative liability	1,297,201	47,030	39,763	1,383,994
Reduction for derivative settlement	(487,560)	(36,849)	—	(524,409)
Loss on derivative liability valuation	245,606	892,786	233,338	1,371,730
Balance, end of period	$4,176,764	$998,835	$1,944,213	$7,119,812

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2019:

Valuation data
Expected dividends	0%
Expected volatility	199.49%-424.9%
Expected term	.12 - 1 year
Risk free interest	2.40%-2.43%

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

On January 2, 2019, the Company executed a Common Stock Purchase Warrant for 1,821,875 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.016 per share and expire on December 31, 2023.

On January 31, 2019, the Company executed a Common Stock Purchase Warrant for 2,200,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.016 per share and expire on January 31, 2024.

On March 26, 2019, the Company executed a Common Stock Purchase Warrant for 1,643,678 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.017 per share and expire on March 26, 2024.

On March 26, 2019, the Company executed a Common Stock Purchase Warrant for 1,643,678 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.017 per share and expire on March 26, 2024.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation data
Expected dividends	0%
Expected volatility	824.49%-976.46%
Expected term	3.56 - 4.99 years
Risk free interest	2.21%-2.22%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation data
Expected dividends	0%
Expected volatility	427.90%
Expected term	1 year
Risk free interest	2.40%

10. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the three months ended March 31, 2019, the Company made payments of $52,266 to amounts due to related parties, and $2,525 was advanced to the Company by related parties. As of March 31, 2019 and December 31, 2018, the Company owed related parties $102,325 and $152,067, respectively. During the three months ended March 31, 2019, the Company recorded imputed interest of $4,029 to the statement of operations with a corresponding increase to additional paid in capital. As of March 31, 2019 and December 31, 2018, the Company recorded accounts payable due to related parties of $31,629 and $31,629, respectively.

11. PREFERRED STOCK

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

On January 9, 2019, the Company issued $1,679,978 shares of Series A Preferred stock at $1.79 per share, to Optempus Investments, LLC, valued at $3,000,000, pursuant to the Asset Purchase Agreement with Proscere Bioscience Inc. The assets were expensed as the Company concluded they have no future value to the Company.

On March 20, 2019, 2,413 shares of Series A preferred stock was converted to 5,400,000 common shares in accordance with the conversion terms.

On March 19, 2019, Richard Hylen entered into a Debt Settlement Agreement with Xillient, LLC to settle $362,261 in outstanding debt owed to Xillient, LLC for $200,000. Mr. Hylen transferred 111,732 of his Preferred Series A that are valued at $1.79 per share. The liability amount of $362,261 was reclassed to additional paid in capital due to the contributed capital by a related party.

As of March 31, 2019 10,000,000 Series A Preferred shares and 10,000,000 Series B Preferred shares were authorized, of which 6,738,494 Series A shares were issued and outstanding and 500 Series B shares were issued and outstanding.

12. COMMON STOCK

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

On March 20, 2019, 2,413 shares of Series A preferred stock was converted to 5,400,000 common shares in accordance with the conversion terms.

On March 27, 2019, a warrant holder exercised the warrants and the Company issued 6,962,712 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the three months ended March 31, 2019, the holders of convertible notes converted a total of $52,438 of principal and interest, and $500 in note fees, into 26,573,142 shares of common stock in accordance with the conversion terms. The issuance settled $145,978 worth of derivative liabilities which was recorded to additional paid in capital.

As of March 31, 2019, 900,000,000 common shares, par value $0.00001, were authorized, of which 147,013,791 shares were issued and outstanding.

13. INCOME TAXES

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

Operating loss carry-forwards generated from inception through March 31, 2019 of approximately $529,620 will begin to expire in 2034.   The Company applies a statutory income tax rate of 21%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $111,220 at March 31, 2019.

14. COMMITMENTS AND CONTINGENCIES

On November 1, 2018, the Company executed a revised Employment Agreement with Robert Stillwaugh, which appoints him as President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the three months ended March 31, 2019, the Company recorded wages of $11,250 in connection with this agreement.

On November 1, 2018, the Company executed a revised Employment Agreement with Mike Schatz, which appoints him as the Vice President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the three months ended March 31, 2019, the Company recorded wages of $11,250 in connection with this agreement.

On November 1, the Board of Directors appointed Richard N. Hylen as the new Chief Executive Officer, Chairman of the Board, and President, Secretary, and Treasurer of the Company. Mr. Hylen will receive an annual salary of $120,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the three months ended March 31, 2019, the Company recorded wages of $30,000 and payments of $17,795, in connection with this agreement.

On January 9, 2019, the Board of Directors appointed Baron Tennelle as a Director of Simlatus and President of Proscere Bioscience, Inc., a wholly owned subsidiary of Simlatus, effective January 9, 2019. He will receive an annual salary of $45,000 paid out quarterly in either cash or stock at the current fair market value of the stock at time of conversion. During the three months ended March 31, 2019, the Company recorded wages of $11,250 in connection with this agreement.

On February 19, 2019, the Board of Directors appointed Dusty Vereker as a Director of the company, and Vice President of Proscere Bioscience. Her employment contract allows an annual salary of $45,000 to be paid quarterly in either cash or stock. Ms. Vereker’s Director Agreement allows for fees associated with meetings and conferences. During the three months ended March 31, 2019, the Company recorded wages of $7,500 in connection with this agreement.

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

15. SUBSEQUENT EVENTS

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

On April 9, 2019, the company entered into a convertible note for $55,000 at 8% interest. The company promises to pay to the order of Jefferson Street Capital LLC, a New Jersey limited liability company, or registered assigns (the “Holder”) the sum of US$55,000.00 together with any interest as set forth herein, on January 9, 2020 (the “Maturity Date”), and to pay interest on the unpaid principal balance hereof at the rate of eight percent (8%) (the “Interest Rate”) per annum from the funding date hereof (the “Issue Date”) until the same becomes due and payable. Subject to the adjustments described herein, and provided that no Event of Default has occurred, the conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall equal the lesser of (i) 65% multiplied by the lowest volume weighted average price for the Common Stock during the previous fifteen (15) Trading Days (as defined herein) before the Issue Date of this Note (representing a discount rate of 35%) or (ii) 65% multiplied by the Market Price.

On April 23, 2019, the company entered into a convertible note for $26,400 at 10% interest. The company promises to pay to the order of Fourth Man LLC, a California limited liability company, or registered assigns (the “Holder”) the sum of US$26,400.00 together with any interest as set forth herein. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price.

On April 23. 2019 the company entered into an Assignment Agreement among Simlatus Corporation, a Nevada corporation (the “Company’), Emunah Funding LLC, a New York limited liability company (the “Assignor”), and BHP Capital NY Inc., a New York corporation (“Assignee”), effective April 23, 2019. Whereas, on October 31, 2018, the Company entered into a Securities Purchase Agreement with the Assignor, which provided for the issuance by the Company of a Convertible Promissory Note in the principal amount of $27,778 plus accrued interest for a purchase price of $25,000. The Assignor agreed to assign, sell, transfer and convey to the Assignee the Note and the Assignee purchased the Assignor’s rights in and to the Note with outstanding principal and accrued interest in the amount of $33,333 (the “Assigned Amount”), in exchange for a one-time payment by the Assignee to the Assignor in the amount of $33,333.

On April 23. 2019 the company entered into an Assignment Agreement among Simlatus Corporation, a Nevada corporation (the “Company’), Emunah Funding LLC, a New York limited liability company (the “Assignor”), and Jefferson Street Capital LLC, a New Jersey limited liability company (“Assignee”), effective April 23, 2019. Whereas, on December 31, 2018, the Company entered into a Securities Purchase Agreement with the Assignor, which provided for the issuance by the Company of a Convertible Promissory Note in the principal amount of $29,150.00 plus accrued interest for a purchase price of $26,500.00. The Assignor agreed to assign, sell, transfer and convey to the Assignee the Note and the Assignee purchased the Assignor’s rights in and to the Note with outstanding principal and accrued interest in the amount of $34,980.00 (the “Assigned Amount”), in exchange for a one-time payment by the Assignee to the Assignor in the amount of $34,980.00.

On May 13, 2019 the company entered into a convertible note for $103,000 at 10% interest. The company promises to pay to the order of Power Up Lending Group ltd, a Virginia corporation, or registered assigns (the “Holder”) the sum of US$103,000.00 together with any interest as set forth herein. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 61% multiplied by the Market Price, or a 39% discount to Market Price; with a 20 day look back.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Revenues:

The Company’s revenues were $147,422 for the three months ended March 31, 2019 compared to $133,026 for the three months ended March 31, 2018. The increase in revenue was due to an increase in customer sales.

Cost of Sales:

The Company’s cost of materials was $2,529 for the three months ended March 31, 2019, compared to $0 for the three months ended March 31, 2018.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended March 31, 2019, and March 31, 2018, were $3,365,307 and $179,146, respectively. The increase was primarily attributable to share based compensation and increased wages due to the merger transaction.

Other Income (Expense):

Other income (expense) for the three months ended March 31, 2019, and March 31, 2018, was $(2,576,136) and $(0), respectively. Other income (expense) consisted of derivative valuation gains and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other expenses is a result from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Loss:

Net loss for the three months ended March 31, 2019, was $5,766,550 compared with a net loss of $46,120 for the three months ended March 31, 2018. The increase in net income can be explained by the changes in the loss in the fair value of derivative liabilities and stock based compensation.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	March 31,	December 31,
	2019	2018
Current Assets	$76,351	$35,332
Current Liabilities	10,427,292	8,476,605
Working Capital (Deficit)	$(10,350,941)	$(8,441,273)

The overall working capital (deficit) increased from $(8,441,273) at December 31, 2018 to $(10,350,941) at March 31, 2019.

	March 31,	March 31,
	2019	2018
Cash Flows from (used in) Operating Activities	$(235,026)	$11,725
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	283,850	(12,000)
Net Increase (decrease) in Cash During Period	$48,824	$(275)

During the three months ended March 31, 2019, cash (used in) provided by operating activities was $(235,026) compared to $11,725 for the three months ended March 31, 2018. The increase in the cash used in operating activities is primarily attributed to the gain on the valuation of derivative liabilities and stock based compensation.

During the three months ended March 31, 2019 cash provided by investing activities was $0 compared to $0 for the three months ended March 31, 2018, with an increase due to the effect of the merger.

During the three months ended March 31, 2019, cash (used for) provided by financing activities was $283,850 compared to $(12,000), for the three months ended March 31, 2018. The increase in cash from financing activity primarily resulted from borrowings on notes during the three months ended March 31, 2019.

As of March 31, 2019, the Company had a cash balance and current asset total of $54,806 and $76,351 respectively, compared with $5,982 and $35,332 of cash and current assets, respectively, as of December 31, 2018. The increase in assets was due to an increase in cash on hand.

As of March 31, 2019, the Company had total liabilities of $10,460,792 compared with $8,537,605 as of December 31, 2018. The increase in total liabilities was primarily attributed to additional notes payable, derivatives, and accrued interest.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of March 31, 2019, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2018 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-KT for the year ended December 31, 2018, that was filed with the SEC on May 8, 2019, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-KT for the fiscal period ended December 31, 2018 includes a detailed discussion of our risk factors.

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

Dated: May 20, 2019
/s/ Richard N. Hylen
By: Richard N. Hylen
Its: President, Chief Executive Officer