Form 10-Q
period 2019-06-30
Simlatus Corp
filed 2019-08-14
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, there were 303,958,932 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMLATUS CORP.
BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets
Cash	$62,021	$5,982
Accounts receivable	6,003	29,350
Inventory, net	1,224	—
Prepaid expenses	228	—
Total current assets	69,476	35,332

Right-of-use asset	38,628	—
Security deposit	5,162	5,162

TOTAL ASSETS	$113,266	$40,494

LIABILITIES
Current Liabilities:
Accounts payable	$344,808	$307,410
Accounts payable - related parties	31,269	31,269
Accrued wages	1,024,276	1,058,808
Accrued expenses	41,387	41,313
Accrued interest	832,903	651,619
Convertible notes payable in default, net of discount	451,609	812,437
Convertible notes payable, net of discount	595,253	235,516
Derivative liabilities	7,178,091	4,888,497
Operating lease liabilities	36,661
Promissory notes	—	297,669
Related party liabilities	96,463	152,067
Total Current liabilities	10,632,720	8,476,605

Long term notes payable	18,500	61,000

Total liabilities	10,651,220	8,537,605

Commitments and contingencies	—	—

SHAREHOLDERS’ DEFICIT
Preferred stock 20,045,750 shares authorized
Series A: 10,000,000 shares authorized, par value $0.001	6,695	5,065
6,695,195 shares issued and outstanding at June 30, 2019
5,064,929 shares issued and outstanding at December 31, 2018
Series B: 10,000,000 shares authorized, par value $0.001	1	1
500 shares issued and outstanding at June 30, 2019
500 shares issued and outstanding at December 31, 2018
Series C: 45,750 shares authorized, par value $0.0001	5	—
45,750 shares issued and outstanding at June 30, 2019
0 shares issued and outstanding at December 31, 2018
Common stock, $0.00001 par value 975,000,000 authorized	1,717	1,081
171,650,354 shares issued and outstanding at June 30, 2019
108,077,937 shares issued and outstanding at December 31, 2018
Additional paid in capital	(6,333,447)	(15,137,988)
Accumulated earnings (deficit)	(4,212,925)	6,634,730
Total shareholders’ deficit	(10,537,954)	(8,497,111)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$113,266	$40,494

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales	$117,021	$160,809	$264,443	$293,835
Cost of materials	—	—	2,529	—
Gross profit	117,021	160,809	261,914	293,835

Operating expenses:
G&A expenses	242,344	101,404	3,426,793	206,655
Professional fees	14,410	—	21,271	—
Salaries and wages	155,480	79,128	329,458	153,023
Total operating expenses	412,234	180,532	3,777,522	359,678

Loss from operations	(295,213)	(19,723)	(3,515,608)	(65,843)

Other expense:
Loss on settlement of debt	(17,622)	—	(27,622)	—
Derivative expense	(4,449,805)	—	(6,775,029)	—
Interest expense	(316,649)	(7,406)	(527,561)	(7,406)
Total other expense	(4,784,076)	(7,406)	(7,330,212)	(7,406)

Net loss before income taxes	(5,079,289)	(27,129)	(10,845,820)	(73,249)
Income tax expense	—	—	—	—
Net loss	$(5,079,289)	$(27,129)	$(10,845,820)	$(73,249)

Per share information
Weighted average number of common shares outstanding, basic and diluted	163,513,589	—	141,956,775	—
Net loss per common share, basic and diluted	$(0.03)	$(0.00)	$(0.08)	$(0.00)

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS JUNE 30, 2019 (unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Accumulated	Total
	Series A		Series B		Series C		Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2018	5,064,929	$5,065	500	$1	—	$—	108,077,937	$1,081	$(15,137,988)	$6,634,730	$(8,497,111)
Conversion of debt to common stock	—	—	—	—	—	—	50,786,076	509	119,870	—	120,379
Cashless warrant exercise	—	—	—	—	—	—	6,962,712	69	(69)	—	—
Warrant shares exchanged for preferred stock	—	—	—	—	45,750	5	—	—	1,829,996	—	1,830,001
Derivative settlements	—	—	—	—	—	—	—	—	3,546,290	—	3,546,290
Preferred stock issued for services	1,675,978	1,675	—	—	—	—	—	—	2,998,325	—	3,000,000
Preferred stock converted to common stock	(2,413)	(2)	—	—	—	—	5,400,000	54	(52)	—	—
Preferred stock repurchased and retired	(43,299)	(43)	—	—	—	—	—	—	(77,457)	—	(77,500)
Common stock issued for services	—	—	—	—	—	—	423,729	4	24,953	—	24,957
Debt settlement by related party	—	—	—	—	—	—	—	—	354,964	—	354,964
Imputed interest	—	—	—	—	—	—	—	—	7,721	—	7,721
Lease standard adoption	—	—	—	—	—	—	—	—	—	(1,835)	(1,835)
Net loss	—	—	—	—	—	—	—	—	—	(10,845,820)	(10,845,820)
Balances for June 30, 2019	6,695,195	$6,695	500	$1	45,750	$5	171,650,454	$1,717	$(6,333,447)	$(4,212,925)	$(10,537,954)

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,845,820)	$(73,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	366,469	—
Stock based compensation	3,000,000
Imputed interest	7,721	—
Loss on debt settlement	27,622
Change in fair value of derivative liability	6,775,029	—
Decrease (increase) in operating assets and liabilities:
Accounts receivable	23,347	46,363
Inventory	(1,224)	—
Prepaid expenses	(228)
Right-of-use asset	(3,802)	—
Accrued interest	277,780	7,405
Accounts payable	121,207	9,594
Accrued expenses	(34,458)	6,879
Advances from related parties	(55,604)	—
Net cash (used in) provided by operating activities	(340,961)	(3,008)

Cash flows from investing activities:
Cash paid for fixed assets	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from convertible debt	647,000
Repurchase of preferred series A shares - related party	(77,500)
Payments on convertible debt	(125,000)	—
Payments on promissory notes	(47,500)	(1,500)
Net cash (used in) provided for financing activities	397,000	(1,500)

Net increase (decrease) in cash	56,039	(4,508)

Cash, beginning of period	5,982	10,681
Cash, end of period	$62,021	$6,173

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Stock issued for debt conversion	$120,379	$—
Settlement of debt by related party	$354,961	$—
Discount from derivative	$914,312	$—
Preferred stock converted to common stock	$54	$—
Cashless warrant exercise	$69	$—
Lease adoption recognition	$77,700	$—
Derivative warrants settled with preferred C shares	$1,830,001
Derivative settlements	$3,546,290	$—

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS
June 30, 2019
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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2019 and  December 31, 2018 is $0.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 for each fair value hierarchy level:

June 30, 2019	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$7,178,091	$7,178,091

December 31, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$4,888,497	$4,888,497

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of June 30, 2019 and December 31, 2018, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2019, the Company has a shareholders’ deficit of $10,537,973 since its inception and working capital deficit of $10,563,263, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

ROU assets and lease liabilities related to our operating leases are as follows:

June 30, 2019
Right-of-use assets	$38,628
Current lease liabilities	36,661
Non-current lease liabilities	—

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Six month period ended
June 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	(3,802)
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	77,700

5. ACCURED EXPENSES

As of June 30, 2019 and December 31, 2018, accrued expenses were comprised of the following:

	June 30,	December 31,
	2019	2018
Accrued expenses
Credit cards	$17,889	$18,122
Customer deposits	18,497	18,497
Employee liabilities	1,075	—
Sales tax payable	926	1,694
Short-term loan	3,000	3,000
Total accrued expenses	$41,387	$41,313

Accrued interest
Interest on notes payable	$629,201	$585,198
Interest on promissory notes	—	66,421
Interest on accrued wages	203,702	—
Total accrued interest	$832,903	$651,619

Accrued wages	$1,024,276	$1,058,808

6. CONVERTIBLE NOTES PAYABLE

As of June 30, 2019 and December 31, 2018, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	June 30,	December 31,
	Note Date	Date	Rate	Rate	2019	2018
Armada Investment #1	2/22/2019	11/22/2019	8%	Variable	$47,250	$—
Armada Investment #2	5/30/2019	2/29/2020	8%	Variable	$27,500	$—
Auctus Fund #1	12/16/2016	9/16/2017	24%	Variable	—	46,750
Auctus Fund #2	8/9/2017	5/9/2018	24%	Variable	—	46,750
BHP Capital NY #1	2/22/2019	11/22/2019	8%	Variable	47,250	—
BHP Capital NY #2	3/5/2019	10/18/2019	24%	Variable	14,450	—
BHP Capital NY #3	3/26/2019	3/26/2020	8%	Variable	28,600	—
BHP Capital NY #4	4/9/2019	1/9/2020	8%	Variable	55,000	—
BHP Capital NY #5	4/23/2019	4/23/2020	10%	Variable	40,000	—
BHP Capital NY #6	5/30/2019	2/29/2020	8%	Variable	27,500	—
Blackbridge Capital #2	5/3/2016	5/3/2017	5%	Variable	80,400	80,400
Coventry #3	5/31/2019	5/31/2020	10%	Variable	50,000	—
EMA Financial	11/9/2016	11/9/2017	24%	Variable	415,463	468,729
Emunah Funding #1	10/18/2017	10/18/2018	22%	Variable	97,400	110,000
Emunah Funding #2	10/18/2017	10/18/2018	0%	Variable	—	20,000
Emunah Funding #3	10/18/2017	10/18/2018	0%	Variable	—	30,000
Emunah Funding #4	10/20/2018	7/20/2019	24%	Variable	1,990	10,240
Emunah Funding #5	5/15/2018	5/15/2019	10%	Variable	—	37,778
Emunah Funding #6	10/31/2018	10/31/2019	10%	Variable	—	27,778
Emunah Funding #7	1/2/2019	12/31/2019	8%	Variable	—	—
Emunah Funding #8	1/31/2019	1/31/2020	8%	Variable	33,000	—
Emunah Funding #9	3/26/2019	3/26/2020	8%	Variable	28,600	—
Fourth Man #1	7/3/2018	7/3/2019	10%	Variable	44,770	44,770
Fourth Man #2	10/26/2018	7/20/2019	8%	Variable	18,645	40,000
Fourth Man #3	2/22/2019	11/22/2019	8%	Variable	47,250	—
Fourth Man #4	4/23/2019	4/23/2020	10%	Variable	26,400	—
James Powell	9/7/2015	Demand	8%	Variable	150,875	150,875
Jefferson St Capital #1	2/22/2019	11/22/2019	8%	Variable	47,250	—
Jefferson St Capital #2	3/5/2019	10/18/2019	0%	Variable	5,000	—
Jefferson St Capital #3	4/9/2019	1/9/2020	8%	Variable	55,000	—
Jefferson St Capital #4	4/23/2019	4/23/2020	10%	Variable	34,980	—
Jefferson St Capital #5	5/30/2019	2/29/2020	8%	Variable	27,500	—
Jefferson St Capital #6	6/21/2019	3/21/2020	8%	Variable	27,500	—
Power Up Lending #1	3/14/2019	3/14/2020	10%	Variable	73,000	—
Power Up Lending #2	5/13/2019	5/13/2020	10%	Variable	103,000	—
Power Up Lending #3	6/20/2019	6/20/2020	10%	Variable	53,000	—
					1,708,573	1,114,070
Less debt discount					(661,711)	(66,117)
Notes payable, net of discount*					$1,046,862	$1,047,953

*	As of June 30, 2019, the balance of notes payable, net of discount that are in default is $595,253.

Armada Investment Fund LLC

On February 22, 2019, the Company issued a convertible note to Armada Investment Fund LLC for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $22,154 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $25,096. As of June 30, 2019, the note had a principal balance of $47,250 and accrued interest of $1,325.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to Armada Investment Fund LLC for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2.833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $3,100 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $24,400. As of June 30, 2019, the note had a principal balance of $27,500 and accrued interest of $187.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Auctus Fund LLC

On December 16, 2016, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash and $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on September 16, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $191,562. During the six month period ended June 30, 2019, the Company recorded a payments of $50,000 and issued an aggregate of 3,200,000 common shares upon the conversion of interest in the amount of $5,480 and fees of $500. As of June 30, 2019, the note had a principal balance of $0 and accrued interest of $206,337. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 9, 2017, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash and $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on August 22, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $210,097. During the six month period ended June 30, 2019, the Company recorded a payments of $50,000. As of June 30, 2019, the note had a principal balance of $0 and accrued interest of $219,153. This note is currently in default.

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

BHP Capital NY, Inc.

On February 22, 2019, the Company issued a convertible note to BHP Capital NY, Inc. for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $22,154 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $25,096. As of June 30, 2019, the note had a principal balance of $47,250 and accrued interest of $1,325.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby BHP Capital NY, Inc. acquired $20,000 of debt from an Emunah Funding LLC convertible note in exchange for $31,000, and the Company recorded a loss on settlement of debt of $11,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $31,000 due to this conversion feature, and $28,948 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $4,052. On April 15, 2019, a late filing penalty of $6,450 was assessed pursuant to the note terms. During the six month period ended June 30, 2019, the Company issued 9,838,509 common shares upon the conversion of principal in the amount of $23,000 and conversion fees of $1,000. As of June 30, 2019, the note had a principal balance of $14,450 and accrued interest of $1,475.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 26, 2019, the Company received funding pursuant to convertible note issued to BHP Capital NY for $28,600, of which $25,000 was received in cash and $3,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on March 26, 2019, and is convertible into common stock at 58% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $28,600 due to this conversion feature, and $7,502 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $21,098. As of June 30, 2019, the note had a principal balance of $28,600 and accrued interest of $601.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 9, 2019, the Company issued a convertible note to BHP Capital NY, Inc. for $55,000, which includes transaction fee interest of $6,500, and cash consideration of $48,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on January 9, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,000 due to this conversion feature, and $16,400 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $38,600. As of June 30, 2019, the note had a principal balance of $55,000 and accrued interest of $988.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 23, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby BHP Capital NY, Inc. acquired $29,102 of debt from an Emunah Funding LLC convertible note in exchange for $33,333, and the Company recorded a loss on settlement of debt of $4,231. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on April 23, 2020, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,333 due to this conversion feature, and $6,193 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $27,140. On April 26, 2019, a late filing penalty of $6,667 was assessed pursuant to the note terms. As of June 30, 2019, the note had a principal balance of $40,000 and accrued interest of $1,737.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to BHP Capital NY for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2.833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $3,100 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $24,400. As of June 30, 2019, the note had a principal balance of $27,500 and accrued interest of $187.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Blackbridge Capital

On May 3, 2016, the Company accepted and agreed to a Debt Purchase Agreement, whereby Blackbridge Capital acquired $100,000 in principal of a Direct Capital Group, Inc. convertible note in exchange for $100,000. The note bears interest at 5% per annum, matured on May 3, 2017, and is convertible into common stock at 50% of the lowest market price of the 20 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $100,000 due to this conversion feature, which has been amortized to the statement of operations. The note has converted $19,600 of principal into 266,667 shares of common stock. As of June 30, 2019, the note had a principal balance of $80,400 and accrued interest of $12,726. This note is currently in default.

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

Coventry Enterprises, LLC

On May 31, 2019, the Company issued a convertible note to Coventry Enterprises for $50,000, of which $47,500 was received in cash and $2500 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matures on March 31, 2020, and is convertible into 61% multiplied by the lowest trading price during the 20 day trading period including the conversion date. The Company recorded a debt discount from the derivative equal to $50,000 due to this conversion feature, and $4,098 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $45,902. As of June 30, 2019, the note had a principal balance of $50,000 and accrued interest of $411.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

EMA Financial, LLC

On November 9, 2016, the Company issued a convertible note to EMA Financial, LLC for $35,000, of which $30,000 was received in cash and $5,000 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on November 9, 2017, and is convertible into the lower of 1) the closing market price on the trading day immediately preceding the closing date of the note, and 2) 50% of the lowest trading price during the 25 trading days prior to the conversion date. The Company recorded a debt discount from the derivative equal to $35,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $446,915 in principal and $23,143 in interest. Prior to the period ended June 30, 2019, the note has converted $13,186 in principal into 981,600 shares of common stock. During the six month period ended June 30, 2019, the Company issued 379,496 common shares upon the conversion of principal in the amount of $266. As of June 30, 2019, the note had a principal balance of $415,463 and accrued interest of $119,876. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 3, 2019, the Company entered into a Settlement Agreement with EMA Financial, LLC. Pursuant to the terms of the Agreement, EMA agrees to settle the note to the Company and release the Company from any of its obligations there-under in exchange for Company’s strict compliance with the following terms: (a) a cash payment by the Company to EMA of $50,000 to be paid to EMA on or before April 4, 2019; (b) Company’s cash payment to EMA of $75,000 to be paid to EMA on or before, but in no event later than end of day July 23, 2019, and (c) the issuance of 3,000,000 shares pursuant a conversion notice. In April 2019, the Company made a cash payment to EMA in the amount of $50,000 and issued 3,000,000 shares on common stock.

Emunah Funding LLC

On October 18, 2017, the Company issued a convertible note to Emunah Funding LLC in consideration of liquidated damages in the amount of $110,000. The note bears no interest (22% per annum upon an event of default), matured on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $110,000 due to this conversion feature, which has been amortized to the statement of operations. During the six month period ended June 30, 2019, the Company issued 8,074,250 common shares upon the conversion of principal in the amount of $12,600 and interest of $15,382. As of June 30, 2019, the note had a principal balance of $97,400 and accrued interest of $1,174. This note is currently in default.

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

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Prior to the period ended June 30, 2019, the note has converted $5,200 of principal and $4,815 of interest into 2,503,717 shares of common stock. During the six month period ended June 30, 2019, the Company issued 4,640,816 common shares upon the conversion of principal in the amount of $8,250 and interest of $103. As of June 30, 2019, the note had a principal balance of $1,990 and accrued interest of $119. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 15, 2018, the Company issued a convertible note to Emunah Funding LLC for $37,778, which includes $26,000 to settle the convertible note with Asher Enterprises, $8,000 to settle outstanding accounts payable, and OID interest of $3,778. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on May 15, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $26,964 due to this conversion feature, and $26,964 has been amortized to the statement of operations. During the six month period ending June 30, 2019, the Company entered into a Forbearance Agreement with Emunah Funding , whereby cash payments totaling $50,000 were made by the Company to satisfy the outstanding principal amount of $37,778 and accrued interest of $3,952, and a loss on settlement of debt of $8,270 was recorded to the statement of operations.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 31, 2018, the Company issued a convertible note to Emunah Funding LLC for $27,778, of which $24,000 was received in cash and $3,778 was recorded as transaction fees. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on October 31, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,778 due to this conversion feature, and $27,778 has been amortized to the statement of operations. On April 23, 2019, the principal amount of $27,778 and interest of $1,324 was reassigned to BHP Capital NY for $33,333 and $4,321 was recorded as a loss on settlement of debt.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 2, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $29,150, of which $25,000 was received in cash and $4,150 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on December 31, 2019, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,150 due to this conversion feature, and $29,150 has been amortized to the statement of operations. On April 23, 2019, the principal amount of $29,150 and interest of $709 was reassigned to Jefferson Street Capital for $34,980 and $5,121 was recorded as a loss on settlement of debt.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 31, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $33,000, which includes $5,000 to settle outstanding accounts payable, $4,500 in transaction fees and cash consideration of $23,500. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on January 31, 2020, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $13,562 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $19,438. As of June 30, 2019, the note had a principal balance of $33,000 and accrued interest of $1,085.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 26, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $28,600, of which $25,000 was received in cash $3,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on March 26, 2019, and is convertible into common stock at 58% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $28,600 due to this conversion feature, and $7,502 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $21,098. As of June 30, 2019, the note had a principal balance of $28,600 and accrued interest of $601.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On July 3, 2018, the Company issued a convertible note to Fourth Man LLC for $24,200, which includes $20,762 to settle outstanding accounts payable, OID interest of $2,200, and cash consideration of $1,238. On July 17, 2018, the Company issued an Allonge to the convertible debt in the amount of $8,470, which includes $7,700 to settle outstanding accounts payable and OID interest of $700. On August 22, 2018, the Company issued an Allonge to the convertible debt in the amount of $7,700, which includes $7,000 to settle outstanding accounts payable and OID interest of $700. On October 3, 2018, the Company issued an Allonge to the convertible debt in the amount of $4,000, which includes $4,000 to settle outstanding accounts payable and OID interest of $400. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on July 3, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $44,770 due to this conversion feature, and $48,791 has been amortized to the statement of operations. The debt discount and OID interest has a balance at June 30, 2019 of $49. As of June 30, 2019, the note had a principal balance of $44,770 and accrued interest of $3,665.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 26, 2018, the Company accepted and agreed to a Debt Purchase Agreement, whereby Fourth Man LLC acquired $40,000 of debt from an Emunah Funding LLC convertible note in exchange for $40,000. The note bears interest of 24%, matures on July 20, 2019, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $16,591 due to this conversion feature, and $16,201 has been amortized to the statement of operations. The debt discount and OID interest has a balance at June 30, 2019 of $390. During the six month period ended June 30, 2019, the Company issued an aggregate of 9,314,286 common shares upon the conversion of principal in the amount of $21,355. As of June 30, 2019, the note had a principal balance of $18,645 and accrued interest of $1,508.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On February 22, 2019, the Company issued a convertible note to Fourth Man LLC for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $22,154 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $25,096. As of June 30, 2019, the note had a principal balance of $47,250 and accrued interest of $1,325.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 23, 2019, the Company issued a convertible note to Fourth Man LLC for $26,400, which includes $24,000 to settle outstanding accounts payable, and transaction fee interest of $2,400. The note bears interest of 10%, matures on April 23, 2020, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $26,400 due to this conversion feature, and $4,905 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $21,495. As of June 30, 2019, the note had a principal balance of $26,400 and accrued interest of $492.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

James Powell

On September 7, 2015, the Company issued a convertible note with the Company’s former President, James Powell for non-cash consideration for accrued fees of $150,875. The note bears interest at 8%, is due on demand, and is convertible into convertible into common stock at 50% of the lowest trading price for the 15 days prior to the date of conversion. As of June 30, 2019, the note had a principal balance of $150,875 and accrued interest of $46,035.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On February 22, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $22,154 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $25,096. As of June 30, 2019, the note had a principal balance of $47,250 and accrued interest of $1,325.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, and $26,317 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $2,683. During the six month period ended June 30, 2019, the Company issued 10,691,286 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of June 30, 2019, the note had a principal balance of $5,000.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 9, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $55,000, which includes transaction fee interest of $6,500, and cash consideration of $48,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on January 9, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,000 due to this conversion feature, and $16,400 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $38,600. As of June 30, 2019, the note had a principal balance of $55,000 and accrued interest of $988.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 23, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $29,859 of debt from an Emunah Funding LLC convertible note in exchange for $34,980, and the Company recorded a loss on settlement of debt of $5,121. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on April 23, 2020, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $34,980 due to this conversion feature, and $6,499 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $28,481. As of June 30, 2019, the note had a principal balance of $34,980 and accrued interest of $652.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2.833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $3,100 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $24,400. As of June 30, 2019, the note had a principal balance of $27,500 and accrued interest of $187.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 21, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes transaction fee interest of $4,000, and cash consideration of $23,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on March 21, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $903 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $26,597. As of June 30, 2019, the note had a principal balance of $27,500 and accrued interest of $54.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Power Up Lending Group Ltd.

On March 14, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $73,000, of which $70,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on March 14, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $73,000 due to this conversion feature, and $21,540 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $51,460. As of June 30, 2019, the note had a principal balance of $73,000 and accrued interest of $2,160.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 13, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $103,000, of which $100,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 13, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $103,000 due to this conversion feature, and $13,508 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $89,492. As of June 30, 2019, the note had a principal balance of $103,000 and accrued interest of $1,355.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 20, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $53,000, of which $50,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 13, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $53,000 due to this conversion feature, and $1,448 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2019 of $51,552. As of June 30, 2019, the note had a principal balance of $53,000 and accrued interest of $145.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Convertible Note Conversions

During the six months ended June 30, 2019, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Price	Issued	Issued to
1/7/2019	$—	$580	$580	$0.0029	200,000	Auctus
1/16/2019	6,000	—	6,000	0.0040	1,500,000	Fourth Man
2/11/2019	8,250	103	8,353	0.0018	4,640,816	Emunah
2/14/2019	10,000	—	10,000	0.0018	5,714,286	Fourth Man
2/19/2019	266	—	266	0.0007	379,496	EMA
3/12/2019	11,839	—	11,839	0.0020	6,169,500	Jefferson St
3/14/2019	9,500	—	9,500	0.0020	4,968,944	BHP Capital
3/21/2019	—	4,900	4,900	0.0018	3,000,000	Auctus
4/1/2019	12,161	—	12,161	0.0028	4,521,786	Jefferson St
4/2/2019	3,000	—	3,000	0.0010	3,000,000	EMA
4/3/2019	—	4,942	4,942	0.0030	1,647,333	Coventry
4/18/2019	5,355	—	5,355	0.0026	2,100,000	Fourth Man
4/22/2019	13,500	—	13,500	0.0029	4,869,565	BHP Capital
6/10/2019	12,600	15,382	27,982	0.0035	8,074,250	Emunah
	$92,471	$25,907	$118,378		50,785,976

7. PROMISSORY NOTE PAYABLE

On December 1, 2014, Satel Group Inc. entered into a Promissory Note with Xillient, LLC in the amount of $434,669 pursuant to the Asset Purchase Agreements dated June 3, 2013 and November 24, 2014, to acquire certain Direct-TV assets. The note bears interest of 5% per annum and is due on December 31, 2019. During the six months ended June 30, 2019, the company recorded payments of $5,000 and accrued interest of $3,171.

On March 19, 2019, Richard Hylen entered into a Debt Settlement Agreement with Xillient, LLC to settle $362,261 in outstanding debt owed to Xillient, LLC for $200,000. Mr. Hylen transferred 111,732 of his Preferred Series A that are valued at $1.79 per share. The liability amount of $362,261 was reclassed to additional paid in capital due to the contributed capital by a related party.

8. LONG TERM PROMISSORY NOTE PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. During the six months ended June 30, 2019, the Company recorded payments of $42,500.

As of June 30, 2019 and December 31, 2018, the principal balance owed was $18,500 and $61,000, respectively.

9. DERIVATIVE LIABILITIES

During the six months ended June 30, 2019, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at June 30, 2019 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the six months ended June 30, 2019:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$3,121,517	$95,868	$1,671,112	$4,888,497
Initial recognition of derivative liability	5,201,491	142,843	39,763	5,384,097
Derivative settlements	(3,263,995)	(1,866,850)	(268,905)	(5,399,750)
Loss on derivative liability valuation	(176,566)	1,749,621	732,189	2,305,244
Balance, end of period	$4,882,447	$121,482	$2,174,159	$7,178,088

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2019:

Valuation data
Expected dividends	0%
Expected volatility	189.44%-489.59%
Expected term	.4 - 1 year
Risk free interest	1.92%-2.11%

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

On January 31, 2019, the Company executed a Common Stock Purchase Warrant for 2,200,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.016 per share and expire on January 30, 2024.

On March 26, 2019, the Company executed a Common Stock Purchase Warrant for 1,643,678 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.017 per share and expire on March 25, 2024.

On March 26, 2019, the Company executed a Common Stock Purchase Warrant for 1,643,678 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.017 per share and expire on March 25, 2024.

On April 9, 2019 the Company executed a Common Stock Purchase Warrant for 550,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.10 per share and expire on April 8, 2024.

On April 9, 2019 the Company executed a Common Stock Purchase Warrant for 550,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.10 per share and expire on April 8, 2024.

On April 23, 2019 the Company executed a Common Stock Purchase Warrant for 105,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.25 per share and expire on April 22, 2024.

On May 30, 2019 the Company executed a Common Stock Purchase Warrant for 625,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.040 per share and expire on May 29, 2024.

On May 30, 2019 the Company executed a Common Stock Purchase Warrant for 625,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.040 per share and expire on May 29, 2024.

On May 30, 2019 the Company executed a Common Stock Purchase Warrant for 625,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.040 per share and expire on May 29, 2024.

On June 13, 2019, the Company entered into a Securities Exchange Agreement with Fourth Man Fund, LLC. Both parties agreed to exchange the Warrants pursuant under the terms of a Securities Exchange Agreement, in its entirety. The Agreement is for warrants dated July 3, 2018, July 17, 2018, October 3, 2018, and August 22, 2018, representing 89,540,000 shares of common stock exchanged for 10,167 shares of Preferred Series C stock at $10 per share. The exchange extinguished $804,249 worth of derivative liabilities.

On June 13, 2019, the Company entered into a Securities Exchange Agreement with Emunah Funding, LLC. Both parties agreed to exchange the Warrants pursuant under the terms of a Securities Exchange Agreement, in its entirety. The Agreement is for warrants dated October 20, 2017, November 6, 2017, November 30, 2017, January 11, 2018, May 15, 2018 and October 31, 2018, representing 129,952,129 shares of Preferred Series C stock at $10 per share. The exchange extinguished $1,025,753 worth of derivative liabilities.

On June 21, 2019 the Company executed a Common Stock Purchase Warrant for 1,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.025 per share and expire on June 20, 2024.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation data
Expected dividends	0%
Expected volatility	193.95%-430.34%
Expected term	4.52 - 4.98 years
Risk free interest	1.74%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation data
Expected dividends	0%
Expected volatility	431.77%
Expected term	1 year
Risk free interest	2.40%

On April 16, 2019, the Company issued 423,729 common shares at $0.059 per share to Hanson & Associates to settle outstanding stock payable liabilities pursuant to a Consulting Agreement dated April 1,2017. The stock was valued at $286,905 on the date of issuance, which extinguished $247,947 in derivative liabilities.

10. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the six months ended June 30, 2019, the Company made payments of $59,933 to amounts due to related parties, and $4,329 was advanced to the Company by related parties. As of June 30, 2019 and December 31, 2018, the Company owed related parties $96,463 and $152,067, respectively. During the six months ended June 30, 2019, the Company recorded imputed interest of $7,721 to the statement of operations with a corresponding increase to additional paid in capital. As of June 30, 2019 and December 31, 2018, the Company recorded accounts payable due to related parties of $31,629 and $31,629, respectively.

On January 9, 2019, the Company issued 1,679,978 shares of Series A Preferred stock at $1.79 per share, to Optempus Investments, LLC, valued at $3,000,000, pursuant to the Asset Purchase Agreement with Proscere Bioscience Inc.

On April 10, 2019, the Board of Directors repurchased and returned to treasury 25,140 Preferred Series A Shares in the name of Optempus Investments, LLC. The company authorized and paid the payment of $45,000 to Optempus Investments, LLC for the repurchase of 25,140 Preferred Series A at $1.79 per share. This transaction is pursuant with the Asset Purchase Agreement of Proscere Bioscience and the IP of the Cold-Water CBD/HEMP Extraction Systems. The Series A Stock is convertible to common stock at market price the day of conversion.

On June 3, 2019, the Board of Directors repurchased and returned to treasury 18,159 Preferred Series A Shares in the name of Optempus Investments, LLC. The company authorized and paid the payment of $32,500 to Optempus Investments, LLC for the repurchase of 18,159 Preferred Series A at $1.79 per share. This transaction is pursuant with the Asset Purchase Agreement of Proscere Bioscience and the IP of the Cold-Water CBD/HEMP Extraction Systems. The Series A Stock is convertible to common stock at market price the day of conversion.

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

On January 9, 2019, the Company issued 1,679,978 shares of Series A Preferred stock at $1.79 per share, to Optempus Investments, LLC, valued at $3,000,000, pursuant to the Asset Purchase Agreement with Proscere Bioscience Inc.

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

On April 10, 2019, the Board of Directors repurchased and returned to treasury 25,140 Preferred Series A Shares in the name of Optempus Investments, LLC. The company authorized and paid the payment of $45,000 to Optempus Investments, LLC for the repurchase of 25,140 Preferred Series A at $1.79 per share. This transaction is pursuant with the Asset Purchase Agreement of Proscere Bioscience and the IP of the Cold-Water CBD/HEMP Extraction Systems. The Series A Stock is convertible to common stock at market price the day of conversion.

On June 3, 2019, the Board of Directors repurchased and returned to treasury 18,159 Preferred Series A Shares in the name of Optempus Investments, LLC. The company authorized and paid the payment of $32,500 to Optempus Investments, LLC for the repurchase of 18,159 Preferred Series A at $1.79 per share. This transaction is pursuant with the Asset Purchase Agreement of Proscere Bioscience and the IP of the Cold-Water CBD/HEMP Extraction Systems. The Series A Stock is convertible to common stock at market price the day of conversion.

On June 21, 2019, 43,299 Preferred Series A shares held in treasury were retired.

On June 13, 2019 the Company’s Board of Directors authorized the creation of 45,750 shares of Series C Preferred Stock with a par value of $0.0001, and on June 13, 2019, a Certificate of Designation was filed with the Nevada Secretary of State. The Preferred Series C shall have no voting rights as to corporate matters unless, and until, they are converted into common shares, at which time, they will have the same voting rights as all common stock shareholders. Preferred Series C shares cannot be sold, assigned, hypothecated, or otherwise disposed of, without first obtaining the consent of the majority Preferred Series C shareholders. Preferred Series C shares shall have a value of $10.00 USD per share and shall convert into common shares at the rate of the closing market price on the day of conversion notice equal to the dollar amount of the value of the Preferred Series C share. At no time may the shareholder convert their shares into more than 4.99% of the issued and outstanding.

As of June 30, 2019, 10,000,000 Series A Preferred shares, 10,000,000 Series B Preferred shares, and 45,750 Series C Preferred shares were authorized, of which 6,695,195 Series A shares were issued and outstanding, 500 Series B shares were issued and outstanding, and 45,750 Series B shares were issued and outstanding.

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

On April 16, 2019, the Company issued 423,729 common shares at $0.059 per share to Hanson & Associates to settle outstanding stock payable liabilities pursuant to a Consulting Agreement dated April 1,2017. The stock was valued at $286,905 on the date of issuance, which extinguished $247,947 in derivative liabilities.

On June 13, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase the number of authorized common shares from 900,000,000 to 975,000,000 with a par value of $0.00001.

During the six months ended June 30, 2019, the holders of convertible notes converted a total of $118,878 of principal and interest, and $3,000 in note fees, into 50,785,976 shares of common stock in accordance with the conversion terms. The issuance settled $642,268 worth of derivative liabilities which was recorded to additional paid in capital.

As of June 30, 2019, 975,000,000 common shares, par value $0.00001, were authorized, of which 171,650,354 shares were issued and outstanding.

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

Operating loss carry-forwards generated from inception through June 30, 2019 of approximately $904,942 will begin to expire in 2034. The Company applies a statutory income tax rate of 21%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $190,038 at June 30, 2019.

14. COMMITMENTS AND CONTINGENCIES

On November 1, 2018, the Company executed a revised Employment Agreement with Robert Stillwaugh, which appoints him as President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the six months ended June 30, 2019, the Company recorded wages of $22,500 in connection with this agreement.

On November 1, 2018, the Company executed a revised Employment Agreement with Mike Schatz, which appoints him as the Vice President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the six months ended June 30, 2019, the Company recorded wages of $22,500 in connection with this agreement.

On November 1, 2018, the Board of Directors appointed Richard N. Hylen as the new Chief Executive Officer, Chairman of the Board, and President, Secretary, and Treasurer of the Company. Mr. Hylen will receive an annual salary of $120,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the six months ended June 30, 2019, the Company recorded wages of $60,000 and payments of $31,683, in connection with this agreement.

On January 9, 2019, the Board of Directors appointed Baron Tennelle as a Director of Simlatus and President of Proscere Bioscience, Inc., a wholly owned subsidiary of Simlatus, effective January 9, 2019. He will receive an annual salary of $45,000 paid out quarterly in either cash or stock at the current fair market value of the stock at time of conversion. During the six months ended June 30, 2019, the Company recorded wages of $22,500 in connection with this agreement.

On February 19, 2019, the Board of Directors appointed Dusty Vereker as a Director of the company, and Vice President of Proscere Bioscience. Her employment contract allows an annual salary of $45,000 to be paid quarterly in either cash or stock. Ms. Vereker’s Director Agreement allows for fees associated with meetings and conferences. During the six months ended June 30, 2019, the Company recorded wages of $15,000 in connection with this agreement.

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

15. SUBSEQUENT EVENTS

On July 22, 2019, the Company entered in a Convertible Promissory Note with BHP Capital NY in the amount of $37,950. The note is unsecured, bears interest at 8% per annum, and matures on July 22. 2020.

On July 22, 2019, the Company entered in a Convertible Promissory Note with Emunah Funding LLC in the amount of $37,950. The note is unsecured, bears interest at 8% per annum, and matures on July 22. 2020.

On July 22, 2019, the Company entered in a Convertible Promissory Note with Fourth Man LLC in the amount of $37,950. The note is unsecured, bears interest at 8% per annum, and matures on July 22. 2020.

On July 23, 2019, the Company’ Board of Directors and the Majority Stockholders owning a majority of the Company’s voting securities, approved a resolution authorizing the Company to amend the Articles of Incorporation to increase the number of authorized Common Shares from 975,000,000 to 1,500,000,000 shares at par value $0.00001 per share.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

Revenues:

The Company’s revenues were $117,021 for the three months ended June 30, 2019 compared to $160,809 for the three months ended June 30, 2018. The decrease in revenue was due to a decrease in customer sales.

Cost of Sales:

The Company’s cost of materials was $0 for the three months ended June 30, 2019, compared to $0 for the three months ended June 30, 2018.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended June 30, 2019, and June 30, 2018, were $412,234 and $180,532, respectively. The increase was primarily attributable to share based compensation and increased wages due to the merger transaction.

Other Income (Expense):

Other income (expense) for the three months ended June 30, 2019, and June 30, 2018, was $(4,782,076) and $(7,406), respectively. Other income (expense) consisted of derivative valuation gains and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other expenses is a result from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Loss:

Net loss for the three months ended June 30, 2019, was $5,077,289 compared with a net loss of $27,129 for the three months ended June 30, 2018. The increase in net loss can be explained by the changes in the loss in the fair value of derivative liabilities and stock based compensation.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Revenues:

The Company’s revenues were $264,443 for the six months ended June 30, 2019 compared to $293,835 for the six months ended June 30, 2018. The decrease in revenue was due to a decrease in customer sales.

Cost of Sales:

The Company’s cost of materials was $2,529 for the six months ended June 30, 2019, compared to $0 for the six months ended June 30, 2018.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the six months ended June 30, 2019, and June 30, 2018, were $3,777,522 and $359,678, respectively. The increase was primarily attributable to share based compensation and increased wages due to the merger transaction.

Other Income (Expense):

Other income (expense) for the six months ended June 30, 2019, and June 30, 2018, was $(7,330,212) and $(7,406), respectively. Other income (expense) consisted of derivative valuation gains and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other expenses is a result from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Loss:

Net loss for the six months ended June 30, 2019, was $10,845,820 compared with a net loss of $73,249 for the six months ended June 30, 2018. The increase in net loss can be explained by the changes in the loss in the fair value of derivative liabilities and stock based compensation.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	June 30,	December 31,
	2019	2018
Current Assets	$69,476	$35,332
Current Liabilities	10,632,720	8,476,605
Working Capital (Deficit)	$(10,563,244)	$(8,441,273)

The overall working capital (deficit) increased from $(8,441,273) at December 31, 2018 to $(10,563,263) at June 30, 2019.

	June 30,	June 30,
	2019	2018
Cash Flows from (used in) Operating Activities	$(340,961)	$(3,008)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	397,000	(1,500)
Net Increase (decrease) in Cash During Period	$56,039	$(4,508)

During the six months ended June 30, 2019, cash (used in) provided by operating activities was $(340,961) compared to $(3,008) for the six months ended June 30, 2018. The increase in the cash used in operating activities is primarily attributed to the gain on the valuation of derivative liabilities and stock based compensation.

During the six months ended June 30, 2019 cash provided by investing activities was $0 compared to $0 for the six months ended June 30, 2018, with an increase due to the effect of the merger.

During the six months ended June 30, 2019, cash (used for) provided by financing activities was $397,000 compared to $(1,500), for the six months ended June 30, 2018. The increase in cash from financing activity primarily resulted from borrowings on notes during the six months ended June 30, 2019.

As of June 30, 2019, the Company had a cash balance and current asset total of $62,021 and $69,476 respectively, compared with $5,982 and $35,332 of cash and current assets, respectively, as of December 31, 2018. The increase in assets was due to an increase in cash on hand.

As of June 30, 2019, the Company had total liabilities of $10,651,220 compared with $8,537,605 as of December 31, 2018. The increase in total liabilities was primarily attributed to additional notes payable, derivatives, and accrued interest.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of June 30, 2019, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2018 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-KT for the year ended December 31, 2018, that was filed with the SEC on May 8, 2019, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2019
/s/ Richard N. Hylen
By: Richard N. Hylen
Its: President, Chief Executive Officer