Form 10-Q
period 2019-09-30
Simlatus Corp
filed 2019-11-20
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were 2,333,000,023 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMLATUS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets
Cash	$20,903	$5,982
Accounts receivable	15,481	29,350
Inventory, net	286	—
Other current assets	4,708	—
Total current assets	41,378	35,332

Right-of-use asset	19,485	—
Security deposit	5,162	5,162

TOTAL ASSETS	$66,025	$40,494

LIABILITIES
Current Liabilities:
Accounts payable	$370,652	$307,410
Accounts payable - related parties	31,269	31,269
Accrued wages	1,101,009	1,058,808
Accrued expenses	39,020	41,313
Accrued interest	345,284	651,619
Convertible notes payable in default, net of discount	596,469	812,437
Convertible notes payable, net of discount	90,647	235,516
Derivative liabilities	5,306,487	4,888,497
Operating lease liabilities	15,618	—
Promissory notes	—	297,669
Related party liabilities	92,124	152,067
Total Current liabilities	7,988,579	8,476,605

Long term notes payable	18,500	61,000

Total liabilities	8,007,079	8,537,605

Commitments and contingencies	—	—

SHAREHOLDERS’ DEFICIT
Preferred stock 20,045,750 shares authorized
Series A: 10,000,000 shares authorized, par value $0.001	6,257	5,065
6,257,325 shares issued and outstanding at September 30, 2019
5,064,929 shares issued and outstanding at December 31, 2018
Series B: 10,000,000 shares authorized, par value $0.001	1	1
500 shares issued and outstanding at September 30, 2019
500 shares issued and outstanding at December 31, 2018
Series C: 45,750 shares authorized, par value $0.0001	4	—
35,583 shares issued and outstanding at September 30, 2019
0 shares issued and outstanding at December 31, 2018
Common stock, $0.00001 par value 5,000,000,000 authorized	6,192	1,081
619,156,214 shares issued and outstanding at September 30, 2019
108,077,937 shares issued and outstanding at December 31, 2018
Additional paid in capital	(2,667,261)	(15,137,988)
Accumulated earnings (deficit)	(5,286,247)	6,634,730
Total shareholders’ deficit	(7,941,054)	(8,497,111)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$66,025	$40,494

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales	$126,753	$169,670	$391,196	$463,505
Cost of materials	3,428	—	5,957	—
Gross profit	123,325	169,670	385,239	463,505

Operating expenses:
G&A expenses	246,989	97,344	3,673,782	303,999
Professional fees	4,182	—	25,453	—
Salaries and wages	90,722	73,824	420,180	226,847
Total operating expenses	341,893	171,168	4,119,415	530,846

Loss from operations	(218,568)	(1,498)	(3,734,176)	(67,341)

Other income (expense):
Gain on settlement of debt	810,830	—	783,208	—
Loss on conversion of debt of preferred shares	(137,256)	—	(137,256)	—
Derivative expense	(997,538)	—	(7,772,567)	—
Interest expense	(530,790)	(3,751)	(1,058,351)	(11,157)
Total other expense	(854,754)	(3,751)	(8,184,966)	(11,157)

Net loss before income taxes	(1,073,322)	(5,249)	(11,919,142)	(78,498)
Income tax expense	—	—	—	—
Net loss	$(1,073,322)	$(5,249)	$(11,919,142)	$(78,498)

Per share information
Weighted average number of common shares outstanding, basic and diluted	350,626,859	—	212,277,829	—
Net loss per common share, basic and diluted	$(0.003)	$—	$(0.056)	$—

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE, SIX AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock					Additional	Accumulated	Total
	Series A		Series B		Series C		Common Stock		Capital	Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2018	5,064,929	$5,065	500	$1	—	$—	108,077,937	$1,081	$—	$(15,137,988)	$6,634,730	$(8,497,111)
Conversion of debt to common stock	—	—	—	—	—	—	26,573,042	266	—	52,172	—	52,438
Cashless warrant exercise	—	—	—	—	—	—	6,962,712	69	—	(69)	—	—
Derivative settlements	—	—	—	—	—	—	—	—	—	524,908	—	524,908
Preferred stock issued for services	1,675,978	1,675	—	—	—	—	—	—	—	2,998,325	—	3,000,000
Preferred stock converted to common stock	(2,413)	(2)	—	—	—	—	5,400,000	54	—	(52)	—	—
Debt settlement by related party	—	—	—	—	—	—	—	—	—	362,261	—	362,261
Imputed interest	—	—	—	—	—	—	—	—	—	4,029	—	4,029
Lease standard adoption	—	—	—	—	—	—	—	—	—	—	(1,835)	(1,835)
Net loss	—	—	—	—	—	—	—	—	—	—	(5,766,550)	(5,766,550)
Balances for March 31, 2019	6,738,494	6,738	500	1	—	—	147,013,691	1,470	—	(11,196,414)	866,345	(10,321,860)

Conversion of debt to common stock	—	—	—	—	—	—	24,212,934	243	—	67,698	—	67,941
Warrant shares exchanged for preferred stock	—	—	—	—	45,750	5	—	—	—	1,829,996	—	1,830,001
Derivative settlements	—	—	—	—	—	—	—	—	—	3,021,382	—	3,021,382
Preferred stock repurchased and retired	(43,299)	(43)	—	—	—	—	—	—	—	(77,457)	—	(77,500)
Common stock issued for services	—	—	—	—	—	—	423,729	4	—	24,953	—	24,957
Debt settlement by related party	—	—	—	—	—	—	—	—	—	(7,297)	—	(7,297)
Imputed interest	—	—	—	—	—	—	—	—	—	3,692	—	3,692
Net loss	—	—	—	—	—	—	—	—	—	—	(5,079,270)	(5,079,270)
Balances for June 30 2019	6,695,195	6,695	500	1	45,750	5	171,650,354	1,717	—	(6,333,447)	(4,212,925)	(10,537,954)

Conversion of debt to common stock	—	—	—	—	—	—	206,598,325	2,066	—	436,843	—	438,909
Cashless warrant exercise	—	—	—	—	—	—	20,842,872	208	—	(208)	—	—
Derivative settlements	—	—	—	—	—	—	—	—	—	3,090,642	—	3,090,642
Preferred stock converted to common stock	(437,870)	(438)	—	—	(10,167)	(1)	220,064,663	2,201	—	135,493	—	137,255
Imputed interest	—	—	—	—	—	—	—	—	—	3,416	—	3,416
Net loss	—	—	—	—	—	—	—	—	—	—	(1,073,322)	(1,073,322)
Balances for September 30, 2019	6,257,325	6,257	500	1	35,583	4	619,156,214	6,192	—	(2,667,261)	(5,286,247)	(7,941,054)

Balances for December 31, 2017	—	$—	—	$—	—	$—	—	$—	$14,000	$13,414	$(402,360)	$(374,946)
Net loss	—	—	—	—	—	—	—	—	—	—	(46,120)	(46,120)
Balances for March 31, 2018	—	$—	—	$—	—	$—	—	$—	$14,000	$13,414	$(448,480)	$(421,066)

Net loss	—	—	—	—	—	—	—	—	—	—	(27,129)	(27,129)
Balances for June 30, 2018	—	$—	—	$—	—	$—	—	$—	$14,000	$13,414	$(475,609)	$(448,195)

Net loss	—	—	—	—	—	—	—	—	—	—	(5,249)	(5,249)
Balances for September 30, 2018	—	$—	—	$—	—	$—	—	$—	$14,000	$13,414	$(480,858)	$(453,444)

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,919,142)	$(78,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	705,461	—
Stock based compensation	3,024,957	—
Imputed interest	11,137	—
Gain on debt settlement	(783,208)	—
Loss on debt conversion	137,256
Change in fair value of derivative liability	7,772,567	—
Decrease (increase) in operating assets and liabilities:
Accounts receivable	13,869	32,427
Inventory	(286)	—
Other current assets	(4,708)	—
Right-of-use asset	(5,702)	—
Accrued interest	372,228	11,157
Accounts payable	112,240	31,398
Accrued expenses	189,492	7,839
Advances from related parties	(67,240)	—
Net cash (used in) provided by operating activities	(441,079)	4,323

Cash flows from investing activities:
Cash paid for fixed assets	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from convertible debt	868,500
Repurchase of preferred series A shares-related party	(77,500)
Payments on convertible debt	(287,500)	—
Payments on promissory notes	(47,500)	(1,500)
Net cash (used in) provided for financing activities	456,000	(1,500)

Net increase (decrease) in cash	14,921	2,823

Cash, beginning of period	5,982	10,681
Cash, end of period	$20,903	$13,504

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Stock issued for debt conversion	$559,288	$—
Settlement of debt by related party	$354,964	$—
Discount from derivative	$1,112,356	$—
Preferred stock converted to common stock	$2,255	$—
Cashless warrant exercise	$277	$—
Lease adoption recognition	$77,700	$—
Derivative warrants settled with preferred C shares	$1,830,001
Derivative settlements	$6,636,932	$—

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.

NOTES TO THE CONDENSED CONSOLIDATD FINANCIAL STATEMENTS

September 30, 2019

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2019 and December 31, 2018 is $0.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 for each fair value hierarchy level:

September 30, 2019	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$5,306,487	$5,306,487

December 31, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$4,888,497	$4,888,497

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of September 30, 2019 and December 31, 2018, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

Income Taxes

The Company records deferred taxes in accordance with FASB ASC No. 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2019, the Company has a shareholders’ deficit of $7,941,054 since its inception and working capital deficit of $7,951,909, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

The Company does not have sufficient cash to fund its desired research and development objectives for its augmented/virtual reality product development for the next 12 months. The Company has arranged financing and intends to utilize the cash received to fund the research and development project. This financing may be insufficient to fund expenditures or other cash requirements required to complete the product design for the augmented/virtual reality markets. There can be no assurance the Company will be successful in completing any new product development. The Company plans to seek additional financing if necessary, in private or public equity offering(s) to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

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

The new standard also provides practical expedients and certain exemptions for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases where the initial lease term is one year or less or for which the ROU asset at inception is deemed immaterial, we will not recognize ROU assets or lease liabilities. Those leases are expensed on a straight-line basis over the term of the lease.

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

ROU assets and lease liabilities related to our operating leases are as follows:

September 30, 2019
Right-of-use assets	$19,485
Current lease liabilities	15,618
Non-current lease liabilities	—

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Nine months ended
September 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	(5,702)
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	77,700

5. ACCURED EXPENSES

As of September 30, 2019 and December 31, 2018, accrued expenses were comprised of the following:

	September 30,	December 31,
	2019	2018
Accrued expenses
Credit cards	$15,495	$18,122
Customer deposits	18,307	18,497
Employee liabilities	1,076	—
Sales tax payable	1,142	1,694
Short-term loan	3,000	3,000
Total accrued expenses	$39,020	$41,313

Accrued interest
Interest on notes payable	$112,577	$585,198
Interest on promissory notes	—	66,421
Interest on accrued wages	232,707	—
Total accrued interest	$345,284	$651,619

Accrued wages	$1,101,009	$1,058,808

6. CONVERTIBLE NOTES PAYABLE

As of September 30, 2019 and December 31, 2018, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	September 30,	December 31,
	Note Date	Date	Rate	Rate	2019	2018
Armada Investment #1	2/22/2019	11/22/2019	8%	Variable	$62,250	$—
Armada Investment #2	5/30/2019	2/29/2020	8%	Variable	27,500	—
Armada Investment #3	7/22/2019	7/22/2020	8%	Variable	37,950	—
Auctus Fund #1	12/16/2016	9/16/2017	24%	Variable	—	46,750
Auctus Fund #2	8/9/2017	5/9/2018	24%	Variable	—	46,750
BHP Capital NY #1	2/22/2019	11/22/2019	8%	Variable	40,943	—
BHP Capital NY #2	3/5/2019	10/18/2019	24%	Variable	—	—
BHP Capital NY #3	3/26/2019	3/26/2020	8%	Variable	28,600	—
BHP Capital NY #4	4/9/2019	1/9/2020	8%	Variable	55,000	—
BHP Capital NY #5	4/23/2019	4/23/2020	10%	Variable	—	—
BHP Capital NY #6	5/30/2019	2/29/2020	8%	Variable	27,500	—
BHP Capital NY #7	7/22/2019	7/22/2020	8%	Variable	37,950	—
BHP Capital NY #8	8/7/2019	8/7/2020	8%	Variable	33,000	—
Blackbridge Capital #2	5/3/2016	5/3/2017	5%	Variable	80,400	80,400
Coventry #3	5/31/2019	5/31/2020	10%	Variable	50,000	—
EMA Financial	11/9/2016	11/9/2017	24%	Variable	—	468,729
Emunah Funding #1	10/18/2017	10/18/2018	22%	Variable	—	110,000
Emunah Funding #2	10/18/2017	10/18/2018	0%	Variable	—	20,000
Emunah Funding #3	10/18/2017	10/18/2018	0%	Variable	—	30,000
Emunah Funding #4	10/20/2018	7/20/2019	24%	Variable	1,990	10,240
Emunah Funding #5	5/15/2018	5/15/2019	10%	Variable	—	37,778
Emunah Funding #6	10/31/2018	10/31/2019	10%	Variable	—	27,778
Emunah Funding #8	1/31/2019	1/31/2020	8%	Variable	27,800	—
Emunah Funding #9	3/26/2019	3/26/2020	8%	Variable	34,320	—
Fourth Man #1	7/3/2018	7/3/2019	10%	Variable	—	44,770
Fourth Man #2	10/26/2018	7/20/2019	8%	Variable	8,257	40,000
Fourth Man #3	2/22/2019	11/22/2019	8%	Variable	47,250	—
Fourth Man #4	4/23/2019	4/23/2020	10%	Variable	26,400	—
Fourth Man #5	7/22/2019	7/22/2020	8%	Variable	37,950	—
Fourth Man #6	8/12/2019	8/12/2020	8%	Variable	17,600	—
James Powell	9/7/2015	Demand	8%	Variable	150,875	150,875
Jefferson St Capital #1	2/22/2019	11/22/2019	8%	Variable	35,250	—
Jefferson St Capital #2	3/5/2019	10/18/2019	0%	Variable	5,000	—
Jefferson St Capital #3	4/9/2019	1/9/2020	8%	Variable	55,000	—
Jefferson St Capital #5	5/30/2019	2/29/2020	8%	Variable	27,500	—
Jefferson St Capital #6	6/21/2019	3/21/2020	8%	Variable	27,500	—
Jefferson St Capital #7	8/20/2019	5/20/2020	8%	Variable	38,500	—
Optempus Invest #1	9/4/2019	4/4/2020	6%	Variable	25,000	—
Optempus Invest #2	9/13/2019	4/13/2020	6%	Variable	20,000	—
Power Up Lending #1	3/14/2019	3/14/2020	10%	Variable	34,500	—
Power Up Lending #2	5/13/2019	5/13/2020	10%	Variable	103,000	—
Power Up Lending #3	6/20/2019	6/20/2020	10%	Variable	53,000	—
					1,257,785	1,114,070
Less debt discount					(570,669)	(66,117)
Notes payable, net of discount*					$687,116	$1,047,953

*	As of September 30, 2019, the balance of notes payable, net of discount that are in default is $90,647.

Armada Investment Fund LLC

On February 22, 2019, the Company issued a convertible note to Armada Investment Fund LLC for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $38,077 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $9,173. Pursuant to the default terms of the note, the Company entered a late filing penalty of $15,000. As of September 30, 2019, the note had a principal balance of $62,250 and accrued interest of $6,010.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to Armada Investment Fund LLC for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2.833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $12,300 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $15,200. As of September 30, 2019, the note had a principal balance of $27,500 and accrued interest of $741.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to Armada Investment Fund LLC for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, and $7,258 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $30,692. As of September 30, 2019, the note had a principal balance of $37,950 and accrued interest of $582.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Auctus Fund LLC

On December 16, 2016, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash and $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on September 16, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $191,562. During the nine months ended September 30, 2019, the Company recorded payments of $68,750 and issued 3,200,000 common shares upon the conversion of interest in the amount of $5,480 and fees of $500.

On August 9, 2017, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash and $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on August 22, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $210,097. During the nine months ended September 30, 2019, the Company recorded payments of $68,750.

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

On July 26, 2019, an Amendment to the Settlement Agreement was executed due to the Company’s failure to make the $75,000 final payment due on July 12, 2019. Pursuant to the terms of the Amendment, the Company made a cash payment of $37,500 via wire transfer to Auctus Fund on July 29, 2019 and issued 7,352,941 shares of its common stock valued at $37,500. Upon the receipt of the cash payment and the shares as provided in the Amendment, all amounts owed to Auctus Fund under the notes, are considered paid in full without any additional claims, penalties or default fees; and the Parties released each other from any further claim or liability under the notes. The Company recorded a gain on the settlement of debt of $350,490 to the statement of operations.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

BHP Capital NY, Inc.

On February 22, 2019, the Company issued a convertible note to BHP Capital NY, Inc. for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $38,077 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $9,173. Pursuant to the default terms of the note, the Company entered a late filing penalty of $15,693. During the nine months ended September 30, 2019, the Company issued 23,565,574 common shares upon the conversion of principal in the amount of $22,000 and conversion fees of $1,000. As of September 30, 2019, the note had a principal balance of $40,943 and accrued interest of $3,480.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby BHP Capital NY, Inc. acquired $20,000 of debt from an Emunah Funding LLC convertible note in exchange for $31,000, and the Company recorded a loss on settlement of debt of $11,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $31,000 due to this conversion feature, which has been amortized to the statement of operations. On April 15, 2019, a late filing penalty of $6,450 was assessed pursuant to the note terms. During the nine months ended September 30, 2019, the Company issued 15,188,832 common shares upon the conversion of principal in the amount of $37,450, interest of $967 and conversion fees of $1,500. As of September 30, 2019, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 26, 2019, the Company received funding pursuant to convertible note issued to BHP Capital NY for $28,600, of which $25,000 was received in cash and $3,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on March 26, 2019, and is convertible into common stock at 58% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $28,600 due to this conversion feature, and $14,691 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $13,909. As of September 30, 2019, the note had a principal balance of $28,600 and accrued interest of $1,178.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 9, 2019, the Company issued a convertible note to BHP Capital NY, Inc. for $55,000, which includes transaction fee interest of $6,500, and cash consideration of $48,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on January 9, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,000 due to this conversion feature, and $34,800 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $20,200. As of September 30, 2019, the note had a principal balance of $55,000 and accrued interest of $2,098.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 23, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby BHP Capital NY, Inc. acquired $29,102 of debt from an Emunah Funding LLC convertible note in exchange for $33,333, and the Company recorded a loss on settlement of debt of $4,231. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on April 23, 2020, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,333 due to this conversion feature, and $33,333 has been amortized to the statement of operations. On April 26, 2019, a late filing penalty of $6,667 was assessed pursuant to the note terms. During the nine months ended September 30, 2019, the Company issued 15,313,830 common shares upon the conversion of principal in the amount of $40,000 and interest of $2,541. As of September 30, 2019, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to BHP Capital NY for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2.833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $12,300 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $15,200. As of September 30, 2019, the note had a principal balance of $27,500 and accrued interest of $741.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, and $7,258 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $30,692. As of September 30, 2019, the note had a principal balance of $37,950 and accrued interest of $582.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 7, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $33,000 of which $29,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 7, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $4,869 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $28,131. As of September 30, 2019, the note had a principal balance of $33,000 and accrued interest of $391.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Blackbridge Capital

On May 3, 2016, the Company accepted and agreed to a Debt Purchase Agreement, whereby Blackbridge Capital acquired $100,000 in principal of a Direct Capital Group, Inc. convertible note in exchange for $100,000. The note bears interest at 5% per annum, matured on May 3, 2017, and is convertible into common stock at 50% of the lowest market price of the 20 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $100,000 due to this conversion feature, which has been amortized to the statement of operations. The note has converted $19,600 of principal into 266,667 shares of common stock. As of September 30, 2019, the note had a principal balance of $80,400 and accrued interest of $13,739. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Coventry Enterprises, LLC

On May 31, 2019, the Company issued a convertible note to Coventry Enterprises for $50,000, of which $47,500 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matures on March 31, 2020, and is convertible into 61% multiplied by the lowest trading price during the 20-day trading period including the conversion date. The Company recorded a debt discount from the derivative equal to $50,000 due to this conversion feature, and $16,666 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $33,334. As of September 30, 2019, the note had a principal balance of $50,000 and accrued interest of $1,671.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

EMA Financial, LLC

On November 9, 2016, the Company issued a convertible note to EMA Financial, LLC for $35,000, of which $30,000 was received in cash and $5,000 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on November 9, 2017, and is convertible into the lower of 1) the closing market price on the trading day immediately preceding the closing date of the note, and 2) 50% of the lowest trading price during the 25 trading days prior to the conversion date. The Company recorded a debt discount from the derivative equal to $35,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $446,915 in principal and $23,143 in interest. Prior to the period ended September 30, 2019, the note has converted $13,186 in principal into 981,600 shares of common stock. During the nine months ended September 30, 2019, the Company issued 379,496 common shares upon the conversion of principal in the amount of $266.

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

On July 26, 2019, an Amendment to the Settlement Agreement was executed due to the Company’s failure to make the $75,000 final payment due on July 23, 2019. Pursuant to the terms of the Amendment, the Company made a cash payment of $37,500 to EMA Financial on July 24, 2019 and issued 7,352,941 shares of its common stock valued at $37,500. Upon the receipt of the cash payment and the shares as provided in the Amendment, all amounts owed to EMA Financial under the note, are considered paid in full without any additional claims, penalties or default fees; and the Parties released each other from any further claim or liability under the note. The Company recorded a gain on the settlement of debt of $460,339 to the statement of operations.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 18, 2017, the Company issued a convertible note to Emunah Funding LLC in consideration of liquidated damages in the amount of $110,000. The note bears no interest (22% per annum upon an event of default), matured on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $110,000 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2019, the Company issued 43,799,162 common shares upon the conversion of principal in the amount of $110,000, interest of $17,922 and conversion fees of $1,500. As of September 30, 2019, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 18, 2017, the Company accepted and agreed to a Debt Purchase Agreement, whereby Emunah Funding LLC acquired $20,000 of debt from a Tri-Bridge Ventures LLC convertible note in exchange for $25,000. The note bears no interest, matured on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, which was amortized to the statement of operations. The note has converted $5,000 of principal into 72,464 shares of common stock. On March 5, 2019, the principal amount of $20,000 was reassigned to BHP Capital NY, Inc. for $31,000 and $11,000 was recorded as a loss on settlement of debt.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 18, 2017, the Company accepted and agreed to a Debt Purchase Agreement, whereby Emunah Funding LLC acquired $35,817 of debt from a Tri-Bridge Ventures LLC convertible note in exchange for $30,000. The note bears no interest, matures on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $30,000 due to this conversion feature, which has been amortized to the statement of operations. On March 5, 2019, the principal amount of $30,000 was reassigned to Jefferson Street Capital LLC for $29,000 and $1,000 was recorded as a gain on settlement of debt.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Prior to the period ended September 30, 2019, the note has converted $5,200 of principal and $4,815 of interest into 2,503,717 shares of common stock. During the nine months ended September 30, 2019, the Company issued 4,640,816 common shares upon the conversion of principal in the amount of $8,250 and interest of $103. As of September 30, 2019, the note had a principal balance of $1,990 and accrued interest of $239. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 15, 2018, the Company issued a convertible note to Emunah Funding LLC for $37,778, which includes $26,000 to settle the convertible note with Asher Enterprises, $8,000 to settle outstanding accounts payable, and OID interest of $3,778. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on May 15, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $26,964 due to this conversion feature, and $26,964 has been amortized to the statement of operations. During the nine months ending September 30, 2019, the Company entered into a Forbearance Agreement with Emunah Funding , whereby cash payments totaling $50,000 were made by the Company to satisfy the outstanding principal amount of $37,778 and accrued interest of $3,952, and a loss on settlement of debt of $8,270 was recorded to the statement of operations.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 31, 2018, the Company issued a convertible note to Emunah Funding LLC for $27,778, of which $24,000 was received in cash and $3,778 was recorded as transaction fees. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on October 31, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,778 due to this conversion feature, and $27,778 has been amortized to the statement of operations. On April 23, 2019, the principal amount of $27,778 and interest of $1,324 was reassigned to BHP Capital NY for $33,333, and $4,321 was recorded as a loss on settlement of debt.

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

On January 31, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $33,000, which includes $5,000 to settle outstanding accounts payable, $4,500 in transaction fees and cash consideration of $23,500. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on January 31, 2020, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $21,880 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $11,120. Pursuant to the default terms of the note, the Company entered a late filing penalty of $44,800. During the nine months ended September 30, 2019, the Company made cash payments of $50,000. As of September 30, 2019, the note had a principal balance of $27,800 and accrued interest of $1,974.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 26, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $28,600, of which $25,000 was received in cash $3,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on March 26, 2019, and is convertible into common stock at 58% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $28,600 due to this conversion feature, and $14,691 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $13,909. Pursuant to the default terms of the note, the Company entered a late filing penalty of $5,720. As of September 30, 2019, the note had a principal balance of $34,320 and accrued interest of $4,145.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On July 3, 2018, the Company issued a convertible note to Fourth Man LLC for $24,200, which includes $20,762 to settle outstanding accounts payable, OID interest of $2,200, and cash consideration of $1,238. On July 17, 2018, the Company issued an Allonge to the convertible debt in the amount of $8,470, which includes $7,700 to settle outstanding accounts payable and OID interest of $700. On August 22, 2018, the Company issued an Allonge to the convertible debt in the amount of $7,700, which includes $7,000 to settle outstanding accounts payable and OID interest of $700. On October 3, 2018, the Company issued an Allonge to the convertible debt in the amount of $4,000, which includes $4,000 to settle outstanding accounts payable and OID interest of $400. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on July 3, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $44,770 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2019, the Company issued 9,439,970 common shares upon the conversion of principal in the amount of $44,770 and interest of $3,374. As of September 30, 2019, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 26, 2018, the Company accepted and agreed to a Debt Purchase Agreement, whereby Fourth Man LLC acquired $40,000 of debt from an Emunah Funding LLC convertible note in exchange for $40,000. The note bears interest of 24%, matures on July 20, 2019, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $16,591 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2019, the Company issued 22,299,286 common shares upon the conversion of principal in the amount of $31,743. As of September 30, 2019, the note had a principal balance of $8,257 and accrued interest of $1,718.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On February 22, 2019, the Company issued a convertible note to Fourth Man LLC for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $38,077 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $9,173. As of September 30, 2019, the note had a principal balance of $47,250 and accrued interest of $2,278.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 23, 2019, the Company issued a convertible note to Fourth Man LLC for $26,400, which includes $24,000 to settle outstanding accounts payable, and transaction fee interest of $2,400. The note bears interest of 10%, matures on April 23, 2020, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $26,400 due to this conversion feature, and $11,541 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $14,859. As of September 30, 2019, the note had a principal balance of $26,400 and accrued interest of $1,157.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, and $7,258 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $30,692. As of September 30, 2019, the note had a principal balance of $37,950 and accrued interest of $582.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 12, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $17,600, of which $15,000 was received in cash and $2,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 12, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $17,600 due to this conversion feature, and $2,356 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $15,244. As of September 30, 2019, the note had a principal balance of $17,600 and accrued interest of $189.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

James Powell

On September 7, 2015, the Company issued a convertible note with the Company’s former President, James Powell for non-cash consideration for accrued fees of $150,875. The note bears interest at 8%, is due on demand, and is convertible into convertible into common stock at 50% of the lowest trading price for the 15 days prior to the date of conversion. As of September 30, 2019, the note had a principal balance of $150,875 and accrued interest of $49,078.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On February 22, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $38,077 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $9,173. During the nine months ended September 30, 2019, the Company issued 13,020,833 common shares upon the conversion of principal in the amount of $12,000 and conversion fees of $500. As of September 30, 2019, the note had a principal balance of $35,250 and accrued interest of $2,226.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2019, the Company issued 10,691,286 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of September 30, 2019, the note had a principal balance of $5,000.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 9, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $55,000, which includes transaction fee interest of $6,500, and cash consideration of $48,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on January 9, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,000 due to this conversion feature, and $34,800 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $20,200. As of September 30, 2019, the note had a principal balance of $55,000 and accrued interest of $2,098.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 23, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $29,859 of debt from an Emunah Funding LLC convertible note in exchange for $34,980, and the Company recorded a loss on settlement of debt of $5,121. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on April 23, 2020, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $34,980 due to this conversion feature, and $34,980 has been amortized to the statement of operations. During the nine months ended September 30, 2019, the Company issued 13,992,000 common shares upon the conversion of principal in the amount of $34,980. As of September 30, 2019, the note had an accrued interest balance of $754.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2.833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $12,300 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $15,200. As of September 30, 2019, the note had a principal balance of $27,500 and accrued interest of $741.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 21, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes transaction fee interest of $4,000, and cash consideration of $23,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on March 21, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $10,136 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $17,354. As of September 30, 2019, the note had a principal balance of $27,500 and accrued interest of $609.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $38,500, of which $32,000 was received in cash and $6,500 was recorded as transaction fees. The note bears interest at 10% (increases to 18% per annum upon an event of default), matures on May 20, 2020, and is convertible into the lower of 1) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of the note, and 2) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $38,500 due to this conversion feature, and $5,761 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $32,739. As of September 30, 2019, the note had a principal balance of $38,500 and accrued interest of $346.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Optempus Investments, LLC

On September 4, 2019, the Company received $25,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $25,000. The note bears interest at 6% (increases to 24% per annum upon an event of default), matures on April 4, 2020, and is convertible into the lower of 1) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of the note, and 2) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, and $3,052 has been amortized to the statement of operations. The debt discount had a balance at September 30, 2019 of $21,948. As of September 30, 2019, the note had a principal balance of $25,000 and accrued interest of $107.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 13, 2019, the Company received $20,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $20,000. The note bears interest at 6% (increases to 24% per annum upon an event of default), matures on April 13, 2020, and is convertible into the lower of 1) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of the note, and 2) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $1,596 has been amortized to the statement of operations. The debt discount had a balance at September 30, 2019 of $18,404. As of September 30, 2019, the note had a principal balance of $20,000 and accrued interest of $56.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Power Up Lending Group Ltd.

On March 14, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $73,000, of which $70,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on March 14, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $73,000 due to this conversion feature, and $39,890 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $33,110. Pursuant to the default terms of the note, the Company entered a late filing penalty of $36,500. During the nine months ended September 30, 2019, the Company issued 62,500,001 common shares upon the conversion of principal in the amount of $75,000. As of September 30, 2019, the note had a principal balance of $34,500 and accrued interest of $7,638.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 13, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $103,000, of which $100,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 13, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $103,000 due to this conversion feature, and $39,399 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $63,601. As of September 30, 2019, the note had a principal balance of $103,000 and accrued interest of $3,951.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 20, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $53,000, of which $50,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 13, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $53,000 due to this conversion feature, and $14,770 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2019 of $38,230. As of September 30, 2019, the note had a principal balance of $53,000 and accrued interest of $1,481.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Convertible Note Conversions

During the nine months ended September 30, 30, 2019, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Price	Issued	Issued to
1/7/2019	$—	$580	$580	$0.0029	200,000	Auctus
1/16/2019	6,000	—	6,000	0.0040	1,500,000	Fourth Man
2/11/2019	8,250	103	8,353	0.0018	4,640,816	Emunah
2/14/2019	10,000	—	10,000	0.0018	5,714,286	Fourth Man
2/19/2019	266	—	266	0.0007	379,496	EMA
3/12/2019	11,839	—	11,839	0.0020	6,169,500	Jefferson St
3/14/2019	9,500	—	9,500	0.0020	4,968,944	BHP Capital
3/21/2019	—	4,900	4,900	0.0018	3,000,000	Auctus
4/1/2019	12,161	—	12,161	0.0028	4,521,786	Jefferson St
4/2/2019	3,000	—	3,000	0.0010	3,000,000	EMA
4/3/2019	—	4,942	4,942	0.0030	1,647,333	Coventry
4/18/2019	5,355	—	5,355	0.0026	2,100,000	Fourth Man
4/22/2019	13,500	—	13,500	0.0029	4,869,565	BHP Capital
6/10/2019	12,600	15,382	27,982	0.0035	8,074,250	Emunah
7/1/2019	14,450	967	15,417	0.0030	5,350,323	BHP Capital
7/2/2019	20,598	—	20,598	0.0025	8,239,216	Jefferson St
7/2/2019	29,120	1,292	30,412	0.0036	8,556,828	Emunah
7/2/2019	24,200	1,924	26,124	0.0051	5,122,318	Fourth Man
7/11/2019	20,570	1,450	22,020	0.0051	4,317,652	Fourth Man
7/18/2019	17,000	—	17,000	0.0025	6,800,000	BHP Capital
7/22/2019	14,382	—	14,382	0.0025	5,752,784	Jefferson St
7/22/2019	32,280	823	33,103	0.0032	10,542,153	Emunah
7/24/2019	—	37,500	37,500	0.0051	7,352,941	Auctus
7/24/2019	37,500	—	37,500	0.0051	7,352,941	EMA
8/6/2019	25,000	325	25,325	0.0025	10,127,639	Emunah
8/6/2019	23,000	2,541	25,541	0.0030	8,513,830	BHP Capital
8/21/2019	11,000	99	11,099	0.0018	6,498,292	Emunah
9/9/2019	10,000	—	10,000	0.0010	10,758,197	BHP Capital
9/10/2019	12,000	—	12,000	0.0010	13,020,833	Jefferson St
9/13/2019	10,388	—	10,388	0.0008	12,985,000	Fourth Man
9/16/2019	15,000	—	15,000	0.0012	12,500,000	Power Up
9/17/2019	20,000	—	20,000	0.0012	16,666,667	Power Up
9/18/2019	20,000	—	20,000	0.0012	16,666,667	Power Up
9/19/2019	12,000	—	12,000	0.0010	12,807,377	BHP Capital
9/20/2019	20,000	—	20,000	0.0012	16,666,667	Power Up
	$480,959	$72,828	$553,787		257,384,301

7. PROMISSORY NOTE PAYABLE

On December 1, 2014, Satel Group Inc. entered into a Promissory Note with Xillient, LLC in the amount of $434,669 pursuant to the Asset Purchase Agreements dated June 3, 2013 and November 24, 2014, to acquire certain Direct-TV assets. The note bears interest of 5% per annum and is due on December 31, 2019. During the nine months ended September 30, 2019, the company recorded payments of $5,000 and accrued interest of $3,171.

On March 19, 2019, Richard Hylen entered into a Debt Settlement Agreement with Xillient, LLC to settle $362,261 in outstanding debt owed to Xillient, LLC for $200,000. Mr. Hylen transferred 111,732 of his Preferred Series A that are valued at $1.79 per share. The liability amount of $362,261 was reclassed to additional paid in capital due to the contributed capital by a related party.

8. LONG TERM PROMISSORY NOTE PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. During the nine months ended September 30, 2019, the Company recorded payments of $42,500.

As of September 30, 2019 and December 31, 2018, the principal balance owed was $18,500 and $61,000, respectively.

9. DERIVATIVE LIABILITIES

During the nine months ended September 30, 2019, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at September 30, 2019 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the nine months ended September 30, 2019:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$3,121,517	$95,868	$1,671,112	$4,888,497
Initial recognition of derivative liability	5,612,620	236,136	39,763	5,888,519
Derivative settlements	(4,272,395)	(1,937,661)	(268,905)	(6,478,961)
Loss (gain) on derivative liability valuation	(1,260,665)	1,650,892	618,205	1,008,432
Balance, end of period	$3,201,077	$45,235	$2,060,175	$5,306,487

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2019:

Valuation data
Expected dividends	0%
Expected volatility	122.54%-489.59%
Expected term	.4 - 1 year
Risk free interest	1.75%-2.11%

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

On July 22, 2019 the Company executed a Common Stock Purchase Warrant for 1,679,204 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.023 per share and expire on July 22, 2024.

On July 22, 2019 the Company executed a Common Stock Purchase Warrant for 1,679,204 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.023 per share and expire on July 22, 2024.

On July 22, 2019 the Company executed a Common Stock Purchase Warrant for 1,679,204 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.023 per share and expire on July 22, 2024.

On August 7, 2019 the Company executed a Common Stock Purchase Warrant for 2,200,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.015 per share and expire on August 7, 2024.

On August 12, 2019 the Company executed a Common Stock Purchase Warrant for 1,173,333 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.015 per share and expire on August 7, 2024.

On August 20, 2019 the Company executed a Common Stock Purchase Warrant for 3,500,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.01 per share and expire on August 7, 2024.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation data
Expected dividends	0%
Expected volatility	193.95%-933.70%
Expected term	4.26 - 4.98 years
Risk free interest	1.56%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation data
Expected dividends	0%
Expected volatility	413.67%
Expected term	1 year
Risk free interest	1.75%

On April 16, 2019, the Company issued 423,729 common shares at $0.059 per share to Hanson & Associates to settle outstanding stock payable liabilities pursuant to a Consulting Agreement dated April 1,2017. The stock was valued at $286,905 on the date of issuance, which extinguished $247,947 in derivative liabilities.

10. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the nine months ended September 30, 2019, the Company made payments of $62,863 to amounts due to related parties, and $6,920 was advanced to the Company by related parties. As of September 30, 2019 and December 31, 2018, the Company owed related parties $91,406 and $152,067, respectively. During the nine months ended September 30, 2019, the Company recorded imputed interest of $11,137 to the statement of operations with a corresponding increase to additional paid in capital. As of September 30, 2019 and December 31, 2018, the Company recorded accounts payable due to related parties of $31,629 and $31,629, respectively.

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

During the nine months ended September 30, 2019, 440,283 shares of Series A preferred stock were converted to 197,449,665 common shares in accordance with the conversion terms.

During the nine months ended September 30, 2019, 10,167 shares of Series C preferred stock were converted to 28,014,998 common shares in accordance with the conversion terms.

As of September 30, 2019, 10,000,000 Series A Preferred shares, 10,000,000 Series B Preferred shares, and 45,750 Series C Preferred shares were authorized, of which 6,257,325 Series A shares were issued and outstanding, 500 Series B shares were issued and outstanding, and 35,583 Series B shares were issued and outstanding.

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

On June 13, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase the number of authorized common shares from 900,000,000 to 975,000,000 with a par value of $0.00001.

On July 23, 2019, the Company’ Board of Directors and the Majority Stockholders owning a majority of the Company’s voting securities, approved a resolution authorizing the Company to amend the Articles of Incorporation to increase the number of authorized Common Shares from 975,000,000 to 1,500,000,000 shares at par value $0.00001 per share.

On September 12, 2019, a warrant holder exercised the warrants and the Company issued 20,842,872 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On September 16, 2019, the Company’ Board of Directors and the Majority Stockholders owning a majority of the Company’s voting securities, approved a resolution authorizing the Company to amend the Articles of Incorporation to increase the number of authorized Common Shares from 1,500,000,000 to 5,000,000,000 shares at par value $0.00001 per share.

During the nine months ended September 30, 2019, 440,283 shares of Series A preferred stock were converted to 197,449,665 common shares in accordance with the conversion terms.

During the nine months ended September 30, 2019, 10,167 shares of Series C preferred stock were converted to 28,014,998 common shares in accordance with the conversion terms.

During the nine months ended September 30, 2019, the holders of convertible notes converted a total of $553,787 of principal and interest, and $7,000 in note fees, into 257,384,301 shares of common stock in accordance with the conversion terms. The issuance settled $1,428,421 worth of derivative liabilities which was recorded to additional paid in capital.

As of September 30, 2019, 5,000,000,000 common shares, par value $0.00001, were authorized, of which 619,156,325 shares were issued and outstanding.

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

Operating loss carryforwards generated from inception through September 30, 2019 of approximately $5,969,953 will begin to expire in 2034. The Company applies a statutory income tax rate of 21%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $1,253,690 at September 30, 2019.

14. COMMITMENTS AND CONTINGENCIES

On November 1, 2018, the Company executed a revised Employment Agreement with Robert Stillwaugh, which appoints him as President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the nine months ended September 30, 2019, the Company recorded wages of $33,750 in connection with this agreement.

On November 1, 2018, the Company executed a revised Employment Agreement with Mike Schatz, which appoints him as the Vice President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the nine months ended September 30, 2019, the Company recorded wages of $33,750 in connection with this agreement.

On November 1, 2018, the Board of Directors appointed Richard N. Hylen as the new Chief Executive Officer, Chairman of the Board, and President, Secretary, and Treasurer of the Company. Mr. Hylen will receive an annual salary of $120,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the nine months ended September 30, 2019, the Company recorded wages of $90,000 and payments of $46,450, in connection with this agreement.

On January 9, 2019, the Board of Directors appointed Baron Tennelle as a Director of Simlatus and President of Proscere Bioscience, Inc., a wholly owned subsidiary of Simlatus, effective January 9, 2019. He will receive an annual salary of $45,000 paid out quarterly in either cash or stock at the current fair market value of the stock at time of conversion. During the nine months ended September 30, 2019, the Company recorded wages of $33,750 in connection with this agreement.

On February 19, 2019, the Board of Directors appointed Dusty Vereker as a Director of the company, and Vice President of Proscere Bioscience. Her employment contract allows an annual salary of $45,000 to be paid quarterly in either cash or stock. Ms. Vereker’s Director Agreement allows for fees associated with meetings and conferences. During the nine months ended September 30, 2019, the Company recorded wages of $30,000 in connection with this agreement.

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

15. SUBSEQUENT EVENTS

On October 15, 2019, the Company entered in a Convertible Promissory Note with Optempus Investments, LLC in the amount of $25,00. The note is unsecured, bears interest at 6% per annum, and matures on June 15. 2020.

On October 17, 2019, the Company’ Board of Directors and the Majority Stockholders owning a majority of the Company’s voting securities, approved a resolution authorizing the Company to amend the Articles of Incorporation to increase the number of authorized Common Shares from 5,000,000,000 to 10,000,000,000 shares at par value $0.00001 per share.

During the period of October 1 – November 14, 2019, 1,033,931,533 shares of common stock were issued for the conversion of principal and interest of notes payable, 90,475,087 shares of common stock were issued through a cashless exercise of the warrants, and 162,573 preferred shares were converted to 589,437,189 common shares.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Revenues:

The Company’s revenues were $126,753 for the three months ended September 30, 2019 compared to $169,670 for the three months ended September 30, 2018. The decrease in revenue was due to a decrease in customer sales.

Cost of Sales:

The Company’s cost of materials was $3,428 for the three months ended September 30, 2019, compared to $0 for the three months ended September 30, 2018.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended September 30, 2019, and September 30, 2018, were $341,894 and $171,168, respectively. The increase was primarily attributable to share based compensation and increased wages due to the merger transaction.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2019, and September 30, 2018, was $(854,754) and $(3,751), respectively. Other income (expense) consisted of derivative valuation gains and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other expenses is a result from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Loss:

Net loss for the three months ended September 30, 2019, was $1,073,322 compared to $5,249 for the three months ended September 30, 2018. The increase in net loss can be explained by the changes in the loss in the fair value of derivative liabilities and stock-based compensation.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Revenues:

The Company’s revenues were $391,196 for the nine months ended September 30, 2019 compared to $463,505 for the nine months ended September 30, 2018. The decrease in revenue was due to a decrease in customer sales.

Cost of Sales:

The Company’s cost of materials was $5,957 for the nine months ended September 30, 2019, compared to $0 for the nine months ended September 30, 2018.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the nine months ended September 30, 2019, and September 30, 2018, were $4,119,415 and $530,846, respectively. The increase was primarily attributable to share based compensation and increased wages due to the merger transaction.

Other Income (Expense):

Other income (expense) for the nine months ended September 30, 2019, and September 30, 2018, was $(8,184,966) and $(11,157), respectively. Other income (expense) consisted of derivative valuation gains and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other expenses is a result from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Loss:

Net loss for the nine months ended September 30, 2019, was $11,919,142 compared with a net loss of $78,498 for the nine months ended September 30, 2018. The increase in net loss can be explained by the changes in the loss in the fair value of derivative liabilities and stock-based compensation.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	September 30, 2019	December 31, 2018
Current Assets	$41,378	$35,332
Current Liabilities	7,988,579	8,476,605
Working Capital (Deficit)	$(7,947,201)	$(8,441,273)

The overall working capital (deficit) decreased from $(8,441,273) at December 31, 2018 to $(7,947,201) at September 30, 2019.

	September 30,	September 30,
	2019	2018
Cash Flows from (used in) Operating Activities	$(441,079)	$4,323
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	456,000	(1,500)
Net Increase (decrease) in Cash During Period	$14,921	$2,823

During the nine months ended September 30, 2019, cash (used in) provided by operating activities was $(441,079) compared to $4,323 for the nine months ended September 30, 2018. The increase in the cash used in operating activities is primarily attributed to the gain on the valuation of derivative liabilities and stock-based compensation.

During the nine months ended September 30, 2019 cash provided by investing activities was $0 compared to $0 for the nine months ended September 30, 2018, with an increase due to the effect of the merger.

During the nine months ended September 30, 2019, cash (used for) provided by financing activities was $456,000 compared to $(1,500), for the six months ended June 30, 2018. The increase in cash from financing activity primarily resulted from borrowings on notes during the nine months ended September 30, 2019.

As of September 30, 2019, the Company had a cash balance and current asset total of $20,903 and $66,025 respectively, compared with $5,982 and $35,332 of cash and current assets, respectively, as of December 31, 2018. The increase in assets was due to an increase in cash on hand.

As of September 30, 2019, the Company had total liabilities of $8,007,079 compared with $8,537,605 as of December 31, 2018. The decrease in total liabilities was primarily attributed to the settlement of notes payable.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of September 30, 2019, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2018 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

Dated: November 19, 2019

/s/ Richard N. Hylen
By: Richard N. Hylen
Its: President, Chief Executive Officer