Form 10-K
period 2019-12-31
Simlatus Corp
filed 2020-06-03
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53276

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

Yes ☐ No ☒

On June 28, 2019, the last business day of the registrants most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $762, based upon the closing price on that date of the Common Stock of the registrant of $0.011. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of May 11, 2020, there were 216,307,720 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

PART I

ITEM 1. BUSINESS

General Overview

The company operates with multiple revenue streams from the Cannabis/Hemp CBD Industry, Major Broadcast Studio Industry, and the Internet Provider Industry. The company acquired Proscere Bioscience in the first quarter of 2019. Proscere Bioscience manufactures a commercial, industry standard combination cold- water/alcohol CBD extraction system for medical grade CBD utilization in conjunction with their aeroponic, commercial grade, climate-controlled grow containers for government food-safety programs and commercial and medical grade CBD.

Satel Group merged with Simlatus Corporation (“SIML” or “Company”) on November 13, 2018 and is the premier provider of DirecTV to high-rise apartments, condominiums and large commercial office buildings in the San Francisco metropolitan area and is now expanding both their DirecTV and Internet services across the Bay Area. Simlatus continues to manufacture its own proprietary systems for major broadcast studios, such as Warner Bros., Fox News, CBS, and DirecTV. Its video technology supports the major system used for underwater oil exploration in the world.

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

Simlatus Corporation was initially incorporated in the State of Nevada under the name Sunberta Resources Inc. on November 15, 2006, as a mining and exploration of mineral claims business. On November 18, 2009, the Company changed its name to Grid Petroleum Corp. and continued with the mining and exploration of mineral claims in Alberta, Canada, Vancouver Island, British Columbia, England, and the United States.

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

On March 25, 2016, the Company approved a name change to Simlatus Corporation, stock symbol SIML, which was executed on April 4, 2016. The new name change better describes the Company’s new business and revenues from selling commercial broadcast equipment on a global basis. Simlatus Corporation develops, manufactures, markets, and owns proprietary advanced broadcast equipment and software. These systems have been sold worldwide over the past 20 years to some of the most recognized, major broadcast companies in the Television Industry.

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

Satel Group Inc., a Nevada Corporation, merged with Simlatus Corporation on November 13, 2018. Satel Group, Inc., (the “Company” or “Satel”) was incorporated in the State of Nevada on August 15, 2016. The Company was originally formed as Satel, LLC on February 26, 2003 as a California limited liability company. Satel, LLC converted to a California Corporation, Satel, Inc., by Articles of Incorporation with a Statement of Conversion signed by Richard Hylen as managing member of Satel LLC, dated December 20, 2013, and filed with the California Secretary of State on December 23, 2013. On September 25, 2016 Satel Group, Inc. purchased all of the assets of Satel, Inc., and therefore this Company was organized and continues to operate with the same management while engaged in providing their existing High Speed Internet and DirecTV™ services to upscale, high-rise commercial buildings including large office complexes, apartments and condominiums in the City of San Francisco and throughout the Bay Area.

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

The Company has been providing satellite delivered television entertainment services since 2003 and is recognized as the largest DirecTV system operator to high-rise apartments, condominiums, and commercial office buildings in the City of San Francisco. San Francisco is recognized to be among the credible candidates to become the economic capital of the 21st century. It is the main urban center of a region, home to many of the leading corporations of the digital age and has become an unparalleled hub of innovation, invention, and entrepreneurship.

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

Now, many of Silicon Valley’s work force would rather commute south from San Francisco to the office campuses of Apple, Facebook, Alphabet/Google, and other tech giants instead of living on the Peninsular. And, newer tech companies (or tech-enabled companies) have increasingly been locating in San Francisco proper to recruit and embrace the talent they need. The result is a City that feels like it’s again on the verge of the kind of economic leap forward that most places on the earth can only dream of happening. Economists have learned much in recent years about the advantages of agglomeration. Put lots of highly skilled, highly productive, highly innovative people together in the same place and the economic gains are huge. The Bay area has been such a place for some time now. What’s new is San Francisco’s opportunity to regain its role as the region’s economic epicenter, in turn driving even more economic growth in the area and -- by extension -- the U.S. Indeed, San Francisco is growing for it has added about 50,000 people since 2010, and 8,900 new high-rise housing units were under construction as of last fall. Big new apartment and condominium complexes are transforming the once sparsely populated areas south of downtown. These complexes are part of the enhanced target market for Satel and are being wired by the Company.

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

Our competitors are profitable, and the industry is expanding into augmented/virtual audio-video products. The attributes that the majority of customers request is pricing and support. Simlatus and all of our competition provide warranty and repair services for all products. Our customers include Fox News, DirecTV, Warner Bros., and a variety of government-based buyers for military and government broadcast facilities.

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

In regard to Satel Group Inc., the global Internet audience continues to grow steadily, with the worldwide base of broadband Internet users (including fixed and wireless) in the 3.2 billion range as 2016 began. This vast base of high-speed Internet users encourages businesses to innovate in order to offer an ever-evolving array of online services. Sectors that are growing very rapidly online include the sale of entertainment products, event tickets, travel, apparel, and consumer electronics.

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

Key companies in the US include AT&T (T), Verizon (VZ), and Sprint (S) which are the large integrated, publicly trade telecom companies that provide wireless and wire line services, while T-Mobile (TMUS) is a listed national wireless operator. Wire line players—like CenturyLink (CTL), Frontier Communications (FTR), and Windstream Holdings (WIN)—are some of the other key regional telecom companies in the US. A wire line network includes interlinked connection and redistribution systems that supports information—like voice and data—to travel electronically. Traditional, local, and long distance telephone systems that supported voice calls, messaging, and fax were the primary wire line services that transmitted services over a network of copper wires and switches. The wires and switches connected calls between users mostly using a copper infrastructure connecting traditional landlines and pay phones. Now, with the backbone of the network being fiber optics, they support a broadband network capable of delivering VoIP (Voice over Internet Protocol), Internet, TV services, and managed private communications. Broadband infrastructure is recognized as a critical resource for economic development. Most countries, across the globe have strategic plans in place—like the National Broadband Plan—to expand and develop their Broadband network to support a broad range of enhanced communications and entertainment services.

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

One customer contract includes a monthly service fee while the other contract requires no fee. Both contracts include the DirecTV MDU Equipment Lease Agreement, which is required by DirecTV for each new customer, along with options for “No Commitment”, “One Year Commitment”, or “Two Year Commitment”. The Satel “No Fee” customers are properties we acquired from other companies that were not paying a monthly fee to Satel. The Satel Fee’ customers are in properties we acquired directly with long term contracts that pay a monthly fee to Satel. The Satel Terms and Conditions’ provide for a disclosure of rates and charges, a warranty that covers equipment use, repair and replacement, and miscellaneous provisions that provides disclosure regarding jurisdiction laws and rights for the customer. The DirecTV MDU Equipment Lease Agreement provides additions customer rights and warranties.

The company’s internet service is less expensive than AT&T, Google, and Comcast, which currently offer “Gigabit” as their top Internet service, while most customers buy a much slower and less expensive service under a 100 MB. Satel’s application of HPNA technology using coaxial cable to deliver Internet, provides download speeds of 200Mb-500Mb, with unlimited downloads for a cost less than those fees charged by other carriers for the same speeds. The company believes that there is a good and marketable monthly Internet service in the $40-$45 range. Satel can also combine local, off air channels, whereas the other OTT providers do not.

We will continue to market our product to new building owners and management companies using our direct B2B campaign as well as to contact those architects, engineering firms and other decision makers involved with new high rise construction in the Bay Area. Our CEO, Richard Hylen, has established long-term relationships with owners, builders, management companies, managers, and other service providers to introduce our product and create our initial sales contact. Our CEO has extensive experience in marketing both entertainment and Internet services and believes that the marketing of our products directly to consumers would not have the same potential for increased sales that it would have without the ongoing support of established building managers.

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

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer, or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Markets, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	For the Year Ended December 31
	2019		2018
	High	Low	High	Low
First Quarter	0.0240	0.0041	0.0001	0.0001
Second Quarter	0.0690	0.0063	0.0001	0.0001
Third Quarter	0.0122	0.0017	0.0001	0.0001
Fourth Quarter	0.0017	0.0001	0.1099	0.0080

Record Holders

As of December 31, 2019, there were 4,524,351 shares of the registrant’s $0.00001 par value common stock issued and outstanding, which were held by 28 shareholders of record.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, 712,360 shares of Series A preferred stock were converted to 2,150,330 common shares in accordance with the conversion terms.

During the year ended December 31, 2019, 10,167 shares of Series C preferred stock were converted to 28,015 common shares in accordance with the conversion terms.

During the year ended December 31, 2019, warrant holders exercised the warrants and the Company issued 118,280 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the year ended December 31, 2019, the holders of convertible notes converted a total of $866,299 of principal and interest, and $16,500 in note fees, into 2,119,224 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $86,719 and settled $1,784,469 worth of derivative liabilities which was recorded to additional paid in capital.

Recent issuances of unregistered securities subsequent to our fiscal year ended of December 31, 2019

On March 27, 2020, 3,476 shares of common stock were issued due to rounding in conjunction with the reverse stock split.

On April 16, 2020, the holder of a convertible note converted a total of $1,600 of principal into 219,178 shares of our common stock.

On April 20, 2020, 4,036 shares of Preferred Series A stock was converted in to 225,768 shares of common stock.

On April 22, 2020, the holder of a convertible note converted a total of $1,600 of principal into 219,178 shares of our common stock.

On April 28, 2020, the holder of a convertible note converted a total of $1,500 of principal into 254,237 shares of our common stock.

On April 30, 2020, 2.445 shares of Preferred Series A stock was converted in to 271,764 shares of common stock.

On April 30, 2020, 108,659 shares of Preferred Series A stock was converted in to 194,499,000 shares of common stock.

On May 1, 2020, the holder of a convertible note converted a total of $1,100 of principal into 250,000 shares of our common stock.

On May 4, 2020, 13,966 shares of Preferred Series A stock was converted in to 4,999,800 shares of common stock.

On May 5, 2020, the holder of a convertible note converted a total of $12,500 of principal into 3,955,696 shares of our common stock.

On May 6, 2020, the holder of a convertible note converted a total of $12,000 of principal into 2,727,272 shares of our common stock.

On May 6, 2020, the holder of a convertible note converted a total of $20,000 of principal and $790 in accrued interest into 4,158,000 shares of our common stock.

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

Results for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues:

The Company’s revenues were $477,357 for the year ended December 31, 2019 compared to $616,152 for the year ended December 31, 2018. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. For the years ended December 31, 2019 and 2018, the Company had one major customer who represented approximately 53% and 46% of total revenue, respectively. The decrease in revenue is due to a decrease in customer sales. In addition, Richard Hylen has been focused on expansion in 2019, and local customer base retention has declined. Satel has strong relationships with commercial and residential building owners and management, and as a public company with the adequate funding, Satel can expand its services and anticipates increasing revenues over the next 24 months. Satel recognizes the customer needs, and the importance of competitive pricing and services. The company believes that it can invest its capital into faster internet, bundling of various internet based services, and expanding its customer base into the entire Bay Area as described in the marketing disclosure as a part of this Form 10-K.

Cost of Sales:

The Company’s cost of materials was $5,957 for the year ended December 31, 2019, compared to $1,492 for the year ended December 31, 2018.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the years ended December 31, 2019 and December 31, 2018 were $4,431,039 and $749,799, respectively. The increase was primarily attributable to share based compensation and increased wages due to the merger transaction.

Other Income (Expense):

Other income (expense) for the years ended December 31, 2019 and December 31, 2018 was $(6,852,777) and $7,172,229, respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The decrease in other income primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Income (Loss):

Net income (loss) for the year ended December 31, 2019, was $(10,812,416) compared to $7,037,090 for the year ended December 31, 2018. The decrease in net income can be explained by the decrease in revenue and changes in the gain in the fair value of derivative liabilities and share based compensation.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	December 31, 2019	December 31, 2018
Current Assets	$40,929	$35,332
Current Liabilities	6,013,494	8,476,605
Working Capital (Deficit)	$(5,972,565)	$(8,441,273)

The overall working capital (deficit) decreased from $(8,441,273) at December 31, 2018 to $(5,972,565) at December 31, 2019 due to a reduction in convertible debt and the change in value of derivative liabilities.

	December 31,	December 31,
	2019	2018
Cash Flows (used in) provided by Operating Activities	$(673,486)	$7,225
Cash Flows provided by Investing Activities	—	1,576
Cash Flows (used for) provided by Financing Activities	692,999	(13,500)
Net Increase (decrease) in Cash During Period	$19,513	$(4,699)

During the years ended December 31, 2019 cash (used in) provided by operating activities was $(673,486) compared to $7,225 for the year ended December 31, 2018. The increase in the cash used in operating activities is primarily attributed to the initial derivative liability loss.

During the year ended December 31, 2019 cash provided by investing activities was $0 compared to $1,576 for the year ended December 31, 2018, due to the effect of the merger.

During the year ended December 31, 2019, cash (used for) provided by financing activities was $692,999 compared to $(13,500), for the year ended December 31, 2018. The increase in cash provided by financing activity primarily resulted from an increase in notes payable during the year ended December 31, 2019.

As of December 31, 2019, the Company had a cash balance and current asset total of $25,495 and $40,929 respectively, compared with $5,982 and $35,332 of cash and current assets, respectively, as of December 31, 2018. The increase in assets was due to an increase in cash on hand.

As of December 31, 2019, the Company had total liabilities of $6,013,494 compared with $8,537,605 as of December 31, 2018. The decrease in total liabilities was primarily attributed to a reduction in related party liabilities, derivatives, and notes payable that were converted and settled.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of December 31, 2019, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2019 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIMLATUS CORPORATION

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Simlatus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simlatus Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

June 2, 2020

SIMLATUS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$25,495	$5,982
Accounts receivable	7,741	29,350
Inventory, net	425	—
Prepaid expenses	7,268	—
Total current assets	40,929	35,332

Right-of-use asset	—	—
Security deposit	5,162	5,162

Total assets	$46,091	$40,494

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$401,121	$307,410
Accounts payable - related parties	31,269	31,269
Accrued wages	1,184,455	1,058,808
Accrued expenses	38,617	41,313
Accrued interest	374,439	651,619
Convertible notes payable in default	96,647	812,437
Convertible notes payable, net of discount	609,888	235,516
Deferred revenue	629	—
Derivative liabilities	3,168,799	4,888,497
Promissory notes	16,500	297,669
Related party liabilities	91,130	152,067
Total Current liabilities	6,013,494	8,476,605

Long term notes payable	—	61,000

Total liabilities	6,013,494	8,537,605

Series A convertible preferred stock: 10,000,000 shares authorized, par value $0.001	10,713,594	9,066,223
5,985,248 shares issued and outstanding at December 31, 2019
5,064,929 shares issued and outstanding at December 31, 2018
Series C convertible preferred stock, 45,750 shares authorized, par value $0.0001	355,830	—
35,583 shares issued and outstanding at December, 2019
0 shares issued and outstanding at December 31, 2018

Stockholders’ equity (deficit):
Series B preferred stock: 10,000,000 shares authorized, par value $0.001	1	1
500 shares issued and outstanding at December 31, 2019
500 shares issued and outstanding at December 31, 2018
Common stock, $0.00001 par value 10,000,000,000 authorized	45	1
4,524,351 shares issued and outstanding at December 31, 2019 (1)
108,078 shares issued and outstanding at December 31, 2018 (1)
Additional paid in capital	(12,857,352)	(24,198,066)
Accumulated earnings (deficit)	(4,179,521)	6,634,730
Total stockholders’ equity (deficit)	(17,036,827)	(17,563,334)
Total liabilities and stockholders’ equity (deficit)	$46,091	$40,494

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-one thousand reverse stock split that was made effective on December 18, 2019. See Note 12.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended
	December 31,
	2019	2018
Sales	$477,357	$616,152
Cost of materials	5,957	1,492
Gross profit	471,400	614,660

Operating expenses:
G&A expenses	3,785,517	422,279
Professional fees	34,754	2,278
Salaries and wages	610,768	325,242
Total operating expenses	4,431,039	749,799

Loss from operations	(3,959,639)	(135,139)

Other income (expense):
Gain on settlement of debt	783,208	—
Loss on conversion of debt	(260,991)	—
Derivative expense	(5,942,525)	7,251,108
Interest expense	(1,432,469)	(78,879)
Total other income (expense)	(6,852,777)	7,172,229

Net loss before income taxes	(10,812,416)	7,037,090
Income tax expense	—	—
Net profit (loss)	$(10,812,416)	$7,037,090

Per share information
Weighted average number of common shares outstanding, basic (1)	793,784	18,589
Net income (loss) per common share, basic	$(13.62)	$378.56

Weighted average number of common shares outstanding, diluted (1)	793,784	1,783,657
Net income (loss) per common share, diluted	$(13.62)	$3.95

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-one thousand reverse stock split that was made effective on December 18, 2019. See Note 12.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Convertible Preferred Stock				Preferred Stock					Additional	Accumulated	Total
	Series A		Series C		Series B		Common Stock (1)		Capital	Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2017					—	$—	—	$—	$14,000	$13,414	$(402,360)	$(374,946)

Conversion of debt to common stock	—	—	—	—	—	—	2,792	—	—	10,448	—	10,448
Derivative settlements	—	—	—	—	—	—	—	—	—	115,941	—	115,941
Effect of reverse merger	5,064,929	9,066,223	—	—	500	1	105,286	1	(14,000)	(24,340,851)	—	(24,354,849)
Imputed interest	—	—	—	—	—	—	—	—	—	2,982	—	2,982
Net income	—	—	—	—	—	—	—	—	—	—	7,037,090	7,037,090
Balances for December 31, 2018	5,064,929	$9,066,223	—	$—	500	$1	108,078	$1	$—	$(24,198,066)	$6,634,730	$(17,563,334)

Conversion of debt to common stock	—	—	—	—	—	—	2,119,224	21	—	969,497	—	969,518
Cashless warrant exercise	—	—	—	—	—	—	118,280	—	—	—	—	—
Warrant shares exchanged for convertible preferred stock	—	—	45,750	457,500	—	—	—	—	—	1,372,501	—	1,372,501
Convertible preferred stock issued for services	1,675,978	3,000,000	—	—	—	—	—	—	—	—	—	—
Convertible preferred stock converted to common stock	(712,360)	(1,275,124)	(10,167)	(101,670)	—	—	2,178,345	23	—	1,551,045	—	1,551,068
Convertible preferred stock repurchased and retired	(43,299)	(77,505)	—	—	—	—	—	—	—	—	—	—
Contributed capital	—	—	—	—	—	—	—	—	—	362,261	—	362,261
Imputed interest	—	—	—	—	—	—	—	—	—	14,670	—	14,670
Lease standard adoption	—	—	—	—	—	—	—	—	—	—	(1,835)	(1,835)
Derivative settlements	—	—	—	—	—	—	—	—	—	7,053,082	—	7,053,082
Common stock issued for derivative settlements	—	—	—	—	—	—	424	—	—	24,953	—	24,953
Debt settlement by related party	—	—	—	—	—	—	—	—	—	(7,295)	—	(7,295)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,812,416)	(10,812,416)
Balances for December 31, 2019	5,985,248	$10,713,594	35,583	$355,830	500	$1	4,524,351	$45	$—	$(12,857,352)	$(4,179,521)	$(17,036,827)

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-one thousand reverse stock split that was made effective on December 18, 2019. See Note 12.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net profit (loss)	$(10,812,416)	$7,037,090
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	1,006,485	18,860
Stock based compensation	3,000,000	—
Imputed interest	14,670	2,982
Gain on debt settlement	(783,208)	—
Loss on debt conversion	260,991	—
Change in fair value of derivative liability	5,942,525	(7,251,108)
Decrease (increase) in operating assets and liabilities:
Accounts receivable	21,609	39,672
Inventory	(425)	1,746
Prepaid expenses	(7,268)	3,806
Right-of-use asset	(1,835)	—
Accrued interest	362,904	37,567
Accounts payable	266,897	54,677
Accrued expenses	122,951	59,735
Advances from related parties	(67,995)	2,198
Deferred revenue	629	—
Net cash (used in) provided by operating activities	(673,486)	7,225

Cash flows from investing activities:
Effect from reverse merger	—	1,576
Net cash provided by investing activities	—	1,576

Cash flows from financing activities:
Proceeds from convertible debt	1,032,504	—
Repurchase of preferred series A shares-related party	(77,505)	—
Payments on convertible debt	(212,500)	—
Payments on promissory notes	(49,500)	(13,500)
Net cash (used in) provided for financing activities	692,999	(13,500)

Net increase (decrease) in cash	19,513	(4,699)

Cash, beginning of period	5,982	10,681
Cash, end of period	$25,495	$5,982

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Stock issued for debt conversion	$882,778	$10,448
Discount from derivative	$1,245,813	$—
Preferred stock converted to common stock	$1,376,794	$—
Contributed capital	$362,261
Lease adoption recognition	$77,700	$—
Derivative warrants settled with preferred C shares	$1,830,001	$—
Common stock issued for derivative settlements	$24,953
Derivative settlements	$7,053,082	$115,941

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Satel Group merged with Simlatus Corporation (“SIML” or “Company”) on November 13, 2018 and is the premier provider of DirecTV to high-rise apartments, condominiums and large commercial office buildings in the San Francisco metropolitan area and is now expanding both their DirecTV and Internet services across the Bay Area. Simlatus continues to manufacture its own proprietary systems for major broadcast studios, such as Warner Bros., Fox News, CBS, and DirecTV. Its video technology supports the major system used for underwater oil exploration in the world. For the years ended December 31, 2019 and 2018, the Company had one major customer who represented approximately 53% and 46% of total revenue, respectively.

Simlatus Corporation was initially incorporated in the State of Nevada under the name Sunberta Resources Inc. on November 15, 2006, as a mining and exploration of mineral claims business. On November 18, 2009, the Company changed its name to Grid Petroleum Corp. and continued with the mining and exploration of mineral claims in Alberta, Canada, Vancouver Island, British Columbia, England, and the United States.

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

On March 25, 2016, the Company approved a name change to Simlatus Corporation, stock symbol SIML, which was executed on April 4, 2016. The new name change better describes the Company’s new business and revenues from selling commercial broadcast equipment on a global basis. Simlatus Corporation develops, manufactures, markets, and owns proprietary advanced broadcast equipment and software. These systems have been sold worldwide over the past 20 years to some of the most recognized, major broadcast companies in the Television Industry.

Satel Group Inc., a Nevada Corporation, merged with Simlatus Corporation on November 13, 2018. Satel Group, Inc., (the “Company” or “Satel”) was incorporated in the State of Nevada on August 15, 2016. The Company was originally formed as Satel, LLC on February 26, 2003 as a California limited liability company. Satel, LLC converted to a California Corporation, Satel, Inc., by Articles of Incorporation with a Statement of Conversion signed by Richard Hylen as managing member of Satel LLC, dated December 20, 2013, and filed with the California Secretary of State on December 23, 2013. On September 25, 2016 Satel Group, Inc. purchased all of the assets of Satel, Inc., and therefore this Company was organized and continues to operate with the same management while engaged in providing their existing High Speed Internet and DirecTV™ services to upscale, high-rise commercial buildings including large office complexes, apartments and condominiums in the City of San Francisco and throughout the Bay Area.

Financial Statement Presentation

The audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2019 and  December 31, 2018 is $0.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on December 18, 2019 (see Note 12).

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018 for each fair value hierarchy level:

December 31, 2019	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$3,168,799	$3,168,799

December 31, 2018	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$4,888,497	$4,888,497

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of December 31, 2019 and December 31, 2018, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward. The Company will need to file returns for the year ending December 31, 2018 and 2019, which are still open for examination.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2019, the Company has a shareholders’ deficit of $17,036,827 since its inception, working capital deficit of $5,972,565, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

On January 31, 2018, Satel Group, Inc. entered into a standard office lease for approximately 1,006 square feet of office space at 330 Townsend Street, Suite 135, San Francisco, CA 94107. The lease has a term of 2 years, from December 1, 2018 through November 30, 2019, with a monthly rent of $5,781 and applicable common area maintenance expenses. On December 1, 2019, the Company entered into a month-to-month lease with a monthly rent of $5,781. As of the date of this filing, the Company anticipates it will enter into a new operating agreement in the third quarter of 2020.

ROU assets and lease liabilities related to our operating leases are as follows:

December 31, 2019
Right-of-use assets	$—
Current lease liabilities	—
Non-current lease liabilities	—

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Year ended
December 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	(1,835)
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	77,700

5. ACCURED EXPENSES

As of December 31, 2019 and December 31, 2018, accrued expenses were comprised of the following:

	December 31,	December 31,
	2019	2018
Accrued expenses
Credit cards	$8,282	$18,122
Customer deposits	18,307	18,497
Employee liabilities	7,612	—
Sales tax payable	1,416	1,694
Short-term loan	3,000	3,000
Total accrued expenses	$38,617	$41,313

Accrued interest
Interest on notes payable	$111,326	$585,198
Interest on promissory notes	—	66,421
Interest on accrued wages	263,113	—
Total accrued interest	$374,439	$651,619

Accrued wages	$1,184,455	$1,058,808

6. CONVERTIBLE NOTES PAYABLE

As of December 31, 2019 and December 31, 2018, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	December 31,	December 31,
	Note Date	Date	Rate	Rate	2019	2018
Armada Investment #2	5/30/2019	2/29/2020	8%	Variable	$27,500	$—
Armada Investment #3	7/22/2019	7/22/2020	8%	Variable	37,950	—
Armada Investment #4	12/6/2019	12/6/2020	8%	Variable	18,150	—
Auctus Fund #1	12/16/2016	9/16/2017	24%	Variable	—	46,750
Auctus Fund #2	8/9/2017	5/9/2018	24%	Variable	—	46,750
BHP Capital NY #3	3/26/2019	3/26/2020	8%	Variable	28,600	—
BHP Capital NY #4	4/9/2019	1/9/2020	8%	Variable	46,000	—
BHP Capital NY #6	5/30/2019	2/29/2020	8%	Variable	27,500	—
BHP Capital NY #7	7/22/2019	7/22/2020	8%	Variable	37,950	—
BHP Capital NY #8	8/7/2019	8/7/2020	8%	Variable	33,000	—
BHP Capital NY #9	12/20/2019	12/20/2020	12%	Variable	19,000	—
Blackbridge Capital #2*	5/3/2016	5/3/2017	5%	Variable	80,400	80,400
Coventry #3	5/31/2019	5/31/2020	10%	Variable	38,691	—
EMA Financial	11/9/2016	11/9/2017	24%	Variable	—	468,729
Emunah Funding #1	10/18/2017	10/18/2018	22%	Variable	—	110,000
Emunah Funding #2	10/18/2017	10/18/2018	0%	Variable	—	20,000
Emunah Funding #3	10/18/2017	10/18/2018	0%	Variable	—	30,000
Emunah Funding #4*	10/20/2018	7/20/2019	24%	Variable	2,990	10,240
Emunah Funding #5	5/15/2018	5/15/2019	10%	Variable	—	37,778
Emunah Funding #6	10/31/2018	10/31/2019	10%	Variable	—	27,778
Emunah Funding #8	1/31/2019	1/31/2020	8%	Variable	33,652	—
Fourth Man #1	7/3/2018	7/3/2019	10%	Variable	—	44,770
Fourth Man #2*	10/26/2018	7/20/2019	8%	Variable	8,257	40,000
Fourth Man #4	4/23/2019	4/23/2020	10%	Variable	16,865	—
Fourth Man #5	7/22/2019	7/22/2020	8%	Variable	37,950	—
Fourth Man #6	8/12/2019	8/12/2020	8%	Variable	17,600	—
Fourth Man #7	10/9/2019	10/8/2020	8%	Variable	27,500	—
Fourth Man #8	12/10/2019	9/10/2020	12%	Variable	16,500	—
James Powell	9/7/2015	Demand	8%	Variable	150,875	150,875
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	—
Jefferson St Capital #3	4/9/2019	1/9/2020	8%	Variable	44,400	—
Jefferson St Capital #5	5/30/2019	2/29/2020	8%	Variable	27,500	—
Jefferson St Capital #6	6/21/2019	3/21/2020	8%	Variable	27,500	—
Jefferson St Capital #7	8/20/2019	5/20/2020	8%	Variable	38,500	—
Jefferson St Capital #8	12/20/2019	12/20/2020	12%	Variable	19,000	—
Optempus Invest #1	9/4/2019	4/4/2020	6%	Variable	25,000	—
Optempus Invest #2	9/13/2019	4/13/2020	6%	Variable	20,000	—
Optempus Invest #3	10/15/2019	6/15/2020	6%	Variable	25,000	—
Power Up Lending #1	3/14/2019	3/14/2020	10%	Variable	6,500	—
Power Up Lending #2	5/13/2019	5/13/2020	10%	Variable	103,000	—
Power Up Lending #3	6/20/2019	6/20/2020	10%	Variable	53,000	—
					1,101,330	1,114,070
Less debt discount					(394,795)	(66,117)
Notes payable, net of discount					$706,535	$1,047,953

*	As of December 31, 2019, the balance of notes payable that are in default is $96,647.

Armada Investment Fund LLC

On February 22, 2019, the Company issued a convertible note to Armada Investment Fund LLC for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $47,250 has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a late filing penalty of $15,000. During the year ended December 31, 2019, the Company issued 111,188 common shares upon the conversion of principal in the amount of $62,250, accrued interest of $6,145 and conversion fees of $2,000. As of December 31, 2019, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to Armada Investment Fund LLC for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2.833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $21,500 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $6,000. As of December 31, 2019, the note had a principal balance of $27,500 and accrued interest of $1,296.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to Armada Investment Fund LLC for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, and $16,798 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $21,152. As of December 31, 2019, the note had a principal balance of $37,950 and accrued interest of $1,347.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 6, 2019, the Company received funding pursuant to a convertible note issued to Armada Investment Fund LLC for $18,150, which includes $15,000 to settle outstanding accounts payable and $3,150 in transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on December 6, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $18,150 due to this conversion feature, and $1,240 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $16,910. As of December 31, 2019, the note had a principal balance of $18,150 and accrued interest of $99.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Auctus Fund LLC

On December 16, 2016, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash and $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on September 16, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $191,562. During the year ended December 31, 2019, the Company recorded payments of $68,750 and issued 3,200 common shares upon the conversion of interest in the amount of $5,480 and fees of $500.

On August 9, 2017, the Company issued a convertible note to Auctus Fund LLC for $46,750, of which $40,000 was received in cash and $6,750 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on August 22, 2017, and is convertible into the lower of 1) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the date of the note, and 2) 54% multiplied by the average of the two lowest trading prices during the 25 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $46,750 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $210,097. During the year ended December 31, 2019, the Company recorded payments of $68,750.

On March 14, 2019, the Company entered into a Settlement Agreement with Auctus Fund, LLC. Both Parties agreed to settle the outstanding debt pursuant under the terms of a Securities Purchase Agreement (the “Debt”), in its entirety. The Agreement was entered into on March 14, 2019, by and among Simlatus Corp a Nevada corporation doing business in California (the “Debtor”) and Auctus Fund, LLC a limited liability company, (the “Creditor”) with respect to the Securities Purchase Agreement entered into two convertible notes between the Debtor and the Creditor on or about December 16, 2016 and August 9, 2017, (the “Purchase Agreement”) pursuant to which the Debtor issued a Convertible Note each in the original principal amount of $46,750, respectively (collectively, the “Notes”) to the Creditor on that same date. Once the following conditions are timely satisfied, the Notes shall be satisfied in full: (i) Debtor shall pay $50,000 via wire transfer to the Creditor on March 15, 2019, (ii) Debtor shall issue 3,000 unrestricted shares of the Debtor’s common stock (the “Shares”) to the Creditor on March 15, 2019, pursuant to a partial conversion of one of the Notes by the Creditor in accordance with the original terms of the Notes, and (iii) Debtor shall pay $50,000 via wire transfer to the Creditor within 60 calendar days after the date of this Agreement, and (iv) Debtor shall pay $75,000 via wire transfer to the Creditor within 120 calendar days after the date of this Agreement. Auctus’ sale of the Shares shall be limited as follows: beginning on the Execution Date and ending on June 14, 2019, such sales of the Shares shall be limited to the greater of (i) 20% of the daily dollar volume of the Company’s common stock during each respective trading day or (ii) a gross dollar amount of $7,500 during each respective trading day.

On July 26, 2019, an Amendment to the Settlement Agreement was executed due to the Company’s failure to make the $75,000 final payment due on July 12, 2019. Pursuant to the terms of the Amendment, the Company made a cash payment of $37,500 via wire transfer to Auctus Fund on July 29, 2019 and issued 7,353 shares of its common stock valued at $37,500, as per the conversion price stated in the agreement. Upon the receipt of the cash payment and the shares as provided in the Amendment, all amounts owed to Auctus Fund under the notes, are considered paid in full without any additional claims, penalties or default fees; and the Parties released each other from any further claim or liability under the notes. The Company recorded a gain on the settlement of debt of $350,490 to the statement of operations.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

BHP Capital NY, Inc.

On February 22, 2019, the Company issued a convertible note to BHP Capital NY, Inc. for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $47,250 has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a late filing penalty of $15,693. During the year ended December 31, 2019, the Company issued 170,416 common shares upon the conversion of principal in the amount of $62,943, accrued interest of $4,007, and conversion fees of $3,000. As of December 31, 2019, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby BHP Capital NY, Inc. acquired $20,000 of debt from an Emunah Funding LLC convertible note in exchange for $31,000, and the Company recorded a loss on settlement of debt of $11,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $31,000 due to this conversion feature, which has been amortized to the statement of operations. On April 15, 2019, a late filing penalty of $6,450 was assessed pursuant to the note terms. During the year ended December 31, 2019, the Company issued 15,189 common shares upon the conversion of principal in the amount of $37,450, interest of $967 and conversion fees of $1,500. As of December 31, 2019, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 26, 2019, the Company received funding pursuant to convertible note issued to BHP Capital NY for $28,600, of which $25,000 was received in cash and $3,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on March 26, 2019, and is convertible into common stock at 58% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $28,600 due to this conversion feature, and $21,880 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $6,720. As of December 31, 2019, the note had a principal balance of $28,600 and accrued interest of $1,755.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 9, 2019, the Company issued a convertible note to BHP Capital NY, Inc. for $55,000, which includes transaction fee interest of $6,500, and cash consideration of $48,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on January 9, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,000 due to this conversion feature, and $53,200 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $1,800. During the year ended December 31, 2019, the Company issued 76,100 common shares upon the conversion of principal in the amount of $9,000, accrued interest of $1,915, and conversion fees of $500. As of December 31, 2019, the note had a principal balance of $46,000 and accrued interest of $1,155.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 23, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby BHP Capital NY, Inc. acquired $29,102 of debt from an Emunah Funding LLC convertible note in exchange for $33,333, and the Company recorded a loss on settlement of debt of $4,231. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on April 23, 2020, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,333 due to this conversion feature, and $33,333 has been amortized to the statement of operations. On April 26, 2019, a late filing penalty of $6,667 was assessed pursuant to the note terms. During the year ended December 31, 2019, the Company issued 15,314 common shares upon the conversion of principal in the amount of $40,000 and interest of $2,541. As of December 31, 2019, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to BHP Capital NY for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2.833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $21,500 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $6,000. As of December 31, 2019, the note had a principal balance of $27,500 and accrued interest of $1,296.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, and $16,798 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $21,152. As of December 31, 2019, the note had a principal balance of $37,950 and accrued interest of $1,347.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 7, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $33,000 of which $29,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 7, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $13,164 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $19,836. As of December 31, 2019, the note had a principal balance of $33,000 and accrued interest of $1,056.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $19,000 of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, and $571 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $18,429. As of December 31, 2019, the note had a principal balance of $19,000 and accrued interest of $69.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Blackbridge Capital

On May 3, 2016, the Company accepted and agreed to a Debt Purchase Agreement, whereby Blackbridge Capital acquired $100,000 in principal of a Direct Capital Group, Inc. convertible note in exchange for $100,000. The note bears interest at 5% per annum, matured on May 3, 2017, and is convertible into common stock at 50% of the lowest market price of the 20 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $100,000 due to this conversion feature, which has been amortized to the statement of operations. The note has converted $19,600 of principal into 267 shares of common stock. As of December 31, 2019, the note had a principal balance of $80,400 and accrued interest of $14,752. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Coventry Enterprises, LLC

On May 31, 2019, the Company issued a convertible note to Coventry Enterprises for $50,000, of which $47,500 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matures on March 31, 2020, and is convertible into 61% multiplied by the lowest trading price during the 20-day trading period including the conversion date. The Company recorded a debt discount from the derivative equal to $50,000 due to this conversion feature, and $29,234 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $20,766. During the year ended December 31, 2019, the Company issued 425,000 common shares upon the conversion of principal in the amount of $11,309 and accrued interest of $2,818. As of December 31, 2019, the note had a principal balance of $38,691 and accrued interest of $86.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

EMA Financial, LLC

On November 9, 2016, the Company issued a convertible note to EMA Financial, LLC for $35,000, of which $30,000 was received in cash and $5,000 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matured on November 9, 2017, and is convertible into the lower of 1) the closing market price on the trading day immediately preceding the closing date of the note, and 2) 50% of the lowest trading price during the 25 trading days prior to the conversion date. The Company recorded a debt discount from the derivative equal to $35,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $446,915 in principal and $23,143 in interest. Prior to the period ended December 31, 2019, the note has converted $13,186 in principal into 982 shares of common stock. During the year ended December 31, 2019, the Company issued 379 common shares upon the conversion of principal in the amount of $266.

On April 3, 2019, the Company entered into a Settlement Agreement with EMA Financial, LLC. Pursuant to the terms of the Agreement, EMA agrees to settle the note to the Company and release the Company from any of its obligations there-under in exchange for Company’s strict compliance with the following terms: (a) a cash payment by the Company to EMA of $50,000 to be paid to EMA on or before April 4, 2019; (b) Company’s cash payment to EMA of $75,000 to be paid to EMA on or before, but in no event later than end of day July 23, 2019, and (c) the issuance of 3,000 shares pursuant a conversion notice. In April 2019, the Company made a cash payment to EMA in the amount of $50,000 and issued 3,000 shares on common stock.

On July 26, 2019, an Amendment to the Settlement Agreement was executed due to the Company’s failure to make the $75,000 final payment due on July 23, 2019. Pursuant to the terms of the Amendment, the Company made a cash payment of $37,500 to EMA Financial on July 24, 2019 and issued 7,353 shares of its common stock valued at $37,500, as per the conversion price stated in the agreement. Upon the receipt of the cash payment and the shares as provided in the Amendment, all amounts owed to EMA Financial under the note, are considered paid in full without any additional claims, penalties or default fees; and the Parties released each other from any further claim or liability under the note. The Company recorded a gain on the settlement of debt of $460,339 to the statement of operations.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 18, 2017, the Company issued a convertible note to Emunah Funding LLC in consideration of liquidated damages in the amount of $110,000. The note bears no interest (22% per annum upon an event of default), matured on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $110,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 43,799 common shares upon the conversion of principal in the amount of $110,000, interest of $17,922 and conversion fees of $1,500. As of December 31, 2019, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 18, 2017, the Company accepted and agreed to a Debt Purchase Agreement, whereby Emunah Funding LLC acquired $20,000 of debt from a Tri-Bridge Ventures LLC convertible note in exchange for $25,000. The note bears no interest, matured on October 18, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, which was amortized to the statement of operations. The note has converted $5,000 of principal into 72 shares of common stock. On March 5, 2019, the principal amount of $20,000 was reassigned to BHP Capital NY, Inc. for $31,000 and $11,000 was recorded as a loss on settlement of debt.

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

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended December 31, 2019, the note has converted $5,200 of principal and $4,815 of interest into 2,504 shares of common stock. During the year ended December 31, 2019, the Company issued 4,641 common shares upon the conversion of principal in the amount of $8,250 and interest of $103. As of December 31, 2019, the note had a principal balance of $2,990 and accrued interest of $360. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 15, 2018, the Company issued a convertible note to Emunah Funding LLC for $37,778, which includes $26,000 to settle the convertible note with Asher Enterprises, $8,000 to settle outstanding accounts payable, and OID interest of $3,778. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on May 15, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $26,964 due to this conversion feature, and $26,964 has been amortized to the statement of operations. During the year ending December 31, 2019, the Company entered into a Forbearance Agreement with Emunah Funding , whereby cash payments totaling $50,000 were made by the Company to satisfy the outstanding principal amount of $37,778 and accrued interest of $3,952, and a loss on settlement of debt of $8,270 was recorded to the statement of operations.

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

On January 31, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $33,000, which includes $5,000 to settle outstanding accounts payable, $4,500 in transaction fees and cash consideration of $23,500. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on January 31, 2020, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $30,198 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $2,082. Pursuant to the default terms of the note, the Company entered a late filing penalties of $50,652. During the year ended December 31, 2019, the Company made cash payments of $50,000. As of December 31, 2019, the note had a principal balance of $33,652 and accrued interest of $2,552.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 26, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $28,600, of which $25,000 was received in cash $3,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on March 26, 2019, and is convertible into common stock at 58% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $28,600 due to this conversion feature, and $28,600 has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a late filing penalty of $5,720. During the year ended December 31, 2019, the Company issued 154,114 common shares upon the conversion of principal in the amount of $35,430, accrued interest of $4,471, and conversion fees of $2,000. As of December 31, 2019, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On July 3, 2018, the Company issued a convertible note to Fourth Man LLC for $24,200, which includes $20,762 to settle outstanding accounts payable, OID interest of $2,200, and cash consideration of $1,238. On July 17, 2018, the Company issued an Allonge to the convertible debt in the amount of $8,470, which includes $7,700 to settle outstanding accounts payable and OID interest of $700. On August 22, 2018, the Company issued an Allonge to the convertible debt in the amount of $7,700, which includes $7,000 to settle outstanding accounts payable and OID interest of $700. On October 3, 2018, the Company issued an Allonge to the convertible debt in the amount of $4,000, which includes $4,000 to settle outstanding accounts payable and OID interest of $400. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on July 3, 2019, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $44,770 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 9,440 common shares upon the conversion of principal in the amount of $44,770 and interest of $3,374. As of December 31, 2019, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 26, 2018, the Company accepted and agreed to a Debt Purchase Agreement, whereby Fourth Man LLC acquired $40,000 of debt from an Emunah Funding LLC convertible note in exchange for $40,000. The note bears interest of 24%, matures on July 20, 2019, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $16,591 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 22,299 common shares upon the conversion of principal in the amount of $31,743. As of December 31, 2019, the note had a principal balance of $8,257 and accrued interest of $2,218. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On February 22, 2019, the Company issued a convertible note to Fourth Man LLC for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $47,250 has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 188,974 common shares upon the conversion of principal in the amount of $47,250, accrued interest of $2,597, and conversion fees of $1,500. As of December 31, 2019, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 23, 2019, the Company issued a convertible note to Fourth Man LLC for $26,400, which includes $24,000 to settle outstanding accounts payable, and transaction fee interest of $2,400. The note bears interest of 10%, matures on April 23, 2020, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $26,400 due to this conversion feature, and $18,177 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $8,223. During the year ended December 31, 2019, the Company issued 165,531 common shares upon the conversion of principal in the amount of $9,535. As of December 31, 2019, the note had a principal balance of $16,865 and accrued interest of $1,582.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, and $16,798 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $21,152. As of December 31, 2019, the note had a principal balance of $37,950 and accrued interest of $1,348.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 12, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $17,600, of which $15,000 was received in cash and $2,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 12, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $17,600 due to this conversion feature, and $6,780 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $10,820. As of December 31, 2019, the note had a principal balance of $17,600 and accrued interest of $544.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 9, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on October 19, 2020, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $6,236 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $21,264. As of December 31, 2019, the note had a principal balance of $27,500 and accrued interest of $500.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 10, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $16,500 of which $15,000 was received in cash and $1,500 was recorded as transaction fees. The note bears interest of 12% (increases to 24% per annum upon an event of default), matures on September 10, 2020, and is convertible into the lower of 1) 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $16,500 due to this conversion feature, and $1,260 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $15,240. As of December 31, 2019, the note had a principal balance of $16,500 and accrued interest of $114.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

James Powell

On September 7, 2015, the Company issued a convertible note with the Company’s former President, James Powell for non-cash consideration for accrued fees of $150,875. The note bears interest at 8%, is due on demand, and is convertible into convertible into common stock at 50% of the lowest trading price for the 15 days prior to the date of conversion. As of December 31, 2019, the note had a principal balance of $150,875 and accrued interest of $52,120.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On February 22, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $47,250, which includes $5,000 to settle outstanding accounts payable, transaction fee interest of $4,250, and cash consideration of $38,000. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on November 22, 2019, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $47,250 due to this conversion feature, and $47,250 has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 149,771 common shares upon the conversion of principal in the amount of $47,250, accrued interest of $2,100, and conversion fees of $2,500. As of December 31, 2019, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 10,691 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of December 31, 2019, the note had a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 9, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $55,000, which includes transaction fee interest of $6,500, and cash consideration of $48,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on January 9, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,000 due to this conversion feature, and $53,200 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $1,800. During the year ended December 31, 2019, the Company issued 74,000 common shares upon the conversion of principal in the amount of $10,600 and $500 in conversion fees. As of December 31, 2019, the note had a principal balance of $44,400 and accrued interest of $3,251.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 23, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $29,859 of debt from an Emunah Funding LLC convertible note in exchange for $34,980, and the Company recorded a loss on settlement of debt of $5,121. The note bears interest of 10% (increases to 24% per annum upon an event of default), matures on April 23, 2020, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $34,980 due to this conversion feature, and $34,980 has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 13,992 common shares upon the conversion of principal in the amount of $34,980. As of December 31, 2019, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2.833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $21,500 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $6,000. As of December 31, 2019, the note had a principal balance of $27,500 and accrued interest of $1,320.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 21, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes transaction fee interest of $4,000, and cash consideration of $23,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on March 21, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $17,049 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $10,451. As of December 31, 2019, the note had a principal balance of $27,500 and accrued interest of $1,179.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $38,500, of which $32,000 was received in cash and $6,500 was recorded as transaction fees. The note bears interest at 10% (increases to 18% per annum upon an event of default), matures on May 20, 2020, and is convertible into the lower of 1) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of the note, and 2) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $38,500 due to this conversion feature, and $15,439 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $23,061. As of December 31, 2019, the note had a principal balance of $38,500 and accrued interest of $1,138.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $19,000, of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, and $571 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $18,429. As of December 31, 2019, the note had a principal balance of $19,000 and accrued interest of $70.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Optempus Investments, LLC

On September 4, 2019, the Company received $25,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $25,000. The note bears interest at 6% (increases to 24% per annum upon an event of default), matures on April 4, 2020, and is convertible into the lower of 1) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of the note, and 2) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, and $13,850 has been amortized to the statement of operations. The debt discount had a balance at December 31, 2019 of $11,150. As of December 31, 2019, the note had a principal balance of $25,000 and accrued interest of $485.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 13, 2019, the Company received $20,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $20,000. The note bears interest at 6% (increases to 24% per annum upon an event of default), matures on April 13, 2020, and is convertible into the lower of 1) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of the note, and 2) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $8,851 has been amortized to the statement of operations. The debt discount had a balance at December 31, 2019 of $11,149. As of December 31, 2019, the note had a principal balance of $20,000 and accrued interest of $358.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 15, 2019, the Company received $25,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $25,000. The note bears interest at 6%, matures on June 15, 2020, and is convertible into 70% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, and $7,889 has been amortized to the statement of operations. The debt discount had a balance at December 31, 2019 of $17,111. As of December 31, 2019, the note had a principal balance of $25,000 and accrued interest of $316.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Power Up Lending Group Ltd.

On March 14, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $73,000, of which $70,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on March 14, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $73,000 due to this conversion feature, and $58,240 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $14,760. Pursuant to the default terms of the note, the Company entered a late filing penalty of $36,500. During the year ended December 31, 2019, the Company issued 445,833 common shares upon the conversion of principal in the amount of $103,000. As of December 31, 2019, the note had a principal balance of $6,500 and accrued interest of $8,248.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 13, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $103,000, of which $100,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 13, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $103,000 due to this conversion feature, and $65,290 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $37,710. As of December 31, 2019, the note had a principal balance of $103,000 and accrued interest of $6,547.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 20, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $53,000, of which $50,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 13, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $53,000 due to this conversion feature, and $28,092 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2019 of $24,908. As of December 31, 2019, the note had a principal balance of $53,000 and accrued interest of $2,817.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Convertible Note Conversions

During the year ended December 31, 2019, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

					Pre-Split	Post-Split
	Principal	Interest	Total	Conversion	Shares	Shares
Date	Conversion	Conversion	Conversion	Price	Issued	Issued	Issued to
1/7/2019	$—	$580	$580	$0.0029	200,000	200	Auctus
1/16/2019	6,000	—	6,000	0.0040	1,500,000	1,500	Fourth Man
2/11/2019	8,250	103	8,353	0.0018	4,640,816	4,641	Emunah
2/14/2019	10,000	—	10,000	0.0018	5,714,286	5,714	Fourth Man
2/19/2019	266	—	266	0.0007	379,496	379	EMA
3/12/2019	11,839	—	11,839	0.0020	6,169,500	6,170	Jefferson St
3/14/2019	9,500	—	9,500	0.0020	4,968,944	4,969	BHP Capital
3/21/2019	—	4,900	4,900	0.0018	3,000,000	3,000	Auctus
4/1/2019	12,161	—	12,161	0.0028	4,521,786	4,522	Jefferson St
4/2/2019	3,000	—	3,000	0.0010	3,000,000	3,000	EMA
4/3/2019	—	4,942	4,942	0.0030	1,647,333	1,647	Coventry
4/18/2019	5,355	—	5,355	0.0026	2,100,000	2,100	Fourth Man
4/22/2019	13,500	—	13,500	0.0029	4,869,565	4,870	BHP Capital
6/10/2019	12,600	15,382	27,982	0.0035	8,074,250	8,074	Emunah
7/1/2019	14,450	967	15,417	0.0030	5,350,323	5,350	BHP Capital
7/2/2019	20,598	—	20,598	0.0025	8,239,216	8,239	Jefferson St
7/2/2019	29,120	1,292	30,412	0.0036	8,556,828	8,557	Emunah
7/2/2019	24,200	1,924	26,124	0.0051	5,122,318	5,122	Fourth Man
7/11/2019	20,570	1,450	22,020	0.0051	4,317,652	4,318	Fourth Man
7/18/2019	17,000	—	17,000	0.0025	6,800,000	6,800	BHP Capital
7/22/2019	14,382	—	14,382	0.0025	5,752,784	5,753	Jefferson St
7/22/2019	32,280	823	33,103	0.0032	10,542,153	10,542	Emunah
7/24/2019	—	37,500	37,500	0.0051	7,352,941	7,353	Auctus
7/24/2019	37,500	—	37,500	0.0051	7,352,941	7,353	EMA
8/6/2019	25,000	325	25,325	0.0025	10,127,639	10,128	Emunah
8/6/2019	23,000	2,541	25,541	0.0030	8,513,830	8,514	BHP Capital
8/21/2019	11,000	99	11,099	0.0018	6,498,292	6,498	Emunah
9/9/2019	10,000	—	10,000	0.0010	10,758,197	10,758	BHP Capital
9/10/2019	12,000	—	12,000	0.0010	13,020,833	13,021	Jefferson St
9/13/2019	10,388	—	10,388	0.0008	12,985,000	12,985	Fourth Man
9/16/2019	15,000	—	15,000	0.0012	12,500,000	12,500	Power Up
9/17/2019	20,000	—	20,000	0.0012	16,666,667	16,667	Power Up
9/18/2019	20,000	—	20,000	0.0012	16,666,667	16,667	Power Up
9/19/2019	12,000	—	12,000	0.0010	12,807,377	12,807	BHP Capital
9/20/2019	20,000	—	20,000	0.0012	16,666,667	16,667	Power Up
10/2/2019	14,000	6,063	20,063	0.2755	27,417,833	27,418	Armada
10/3/2019	19,000	48	19,048	0.0006	30,074,231	30,074	Armada
10/4/2019	16,750	15	16,765	0.0006	30,025,435	30,025	Armada
10/4/2019	15,000	—	15,000	0.0007	23,099,851	23,100	BHP Capital
10/7/2019	12,500	19	12,519	0.0005	23,670,455	23,670	Armada
10/7/2019	13,000	—	13,000	0.0006	22,500,000	22,500	Jefferson St
10/8/2019	9,300	—	9,300	0.0004	28,000,000	28,000	BHP Capital
10/8/2019	9,000	4,385	13,385	0.0003	39,672,381	39,672	Emunah
10/10/2019	17,652	—	17,652	0.0004	39,894,505	39,895	Fourth Man
10/10/2019	8,500	—	8,500	0.0003	30,000,000	30,000	Jefferson St
10/10/2019	11,520	34	11,554	0.0003	40,179,200	40,179	Emunah
10/11/2019	12,000	—	12,000	0.0003	50,000,000	50,000	BHP Capital
10/14/2019	8,841	—	8,841	0.0002	46,703,150	46,703	Jefferson St
10/15/2019	9,000	46	9,046	0.0002	47,730,000	47,730	Emunah
10/17/2019	4,643	4,007	8,650	0.0002	45,750,600	45,751	BHP Capital
10/17/2019	4,909	2,100	7,009	0.0002	37,546,850	37,547	Jefferson St
10/17/2019	4,800	6	4,806	0.0002	26,532,000	26,532	Emunah
10/22/2019	16,000	—	16,000	0.0003	63,461,538	63,462	Fourth Man
10/23/2019	10,600	—	10,600	0.0002	74,000,000	74,000	Jefferson St
10/23/2019	9,000	1,915	10,915	0.0002	76,100,133	76,100	BHP Capital
11/4/2019	13,598	2,597	16,195	0.0002	85,617,815	85,618	Fourth Man
11/21/2019	10,000	—	10,000	0.0001	83,333,333	83,333	Power Up
11/26/2019	6,000	—	6,000	0.0001	100,000,000	100,000	Power Up
12/2/2019	6,000	—	6,000	0.0001	100,000,000	100,000	Power Up
12/2/2019	3,872	2,569	6,441	0.0001	110,000,000	110,000	Coventry
12/4/2019	6,000	—	6,000	0.0001	100,000,000	100,000	Power Up
12/4/2019	9,535	—	9,535	0.0001	165,530,500	165,531	Fourth Man
12/5/2019	4,026	—	4,026	0.00002	165,000,000	165,000	Coventry
12/23/2019	3,411	249	3,660	0.00002	150,000,000	150,000	Coventry
Total conversions	769,416	96,883	866,299		2,119,224,111	2,119,224
Loss on conversion	—	—	86,719
Conversion fees	—	—	16,500
	$769,416	$96,883	$969,518		2,119,224,111	2,119,224

7. PROMISSORY NOTES PAYABLE

On December 1, 2014, Satel Group Inc. entered into a Promissory Note with Xillient, LLC in the amount of $434,669 pursuant to the Asset Purchase Agreements dated June 3, 2013 and November 24, 2014, to acquire certain Direct-TV assets. The note bears interest of 5% per annum and is due on December 31, 2019. During the year months ended December 31, 2019, the company recorded payments of $5,000 and accrued interest of $3,171.

On March 19, 2019, Richard Hylen entered into a Debt Settlement Agreement with Xillient, LLC to settle $362,261 in outstanding debt owed to Xillient, LLC for $200,000. Mr. Hylen transferred 111,732 of his Preferred Series A that are valued at $1.79 per share. The liability amount of $362,261 was reclassed to additional paid in capital due to the contributed capital by a related party.

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. During the year ended December 31, 2019, the Company recorded payments of $44,500.

As of December 31, 2019 and December 31, 2018, the principal balance owed was $16,500 and $61,000, respectively.

8. DERIVATIVE LIABILITIES

During the year ended December 31, 2019, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at December 31, 2019 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended December 31, 2019:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$3,121,517	$95,868	$1,671,112	$4,888,497
Initial recognition of derivative liability	5,824,015	248,127	39,763	6,111,905
Derivative settlements	(6,676,243)	(1,962,888)	(268,905)	(8,908,036)
Loss (gain) on derivative liability valuation	(637,899)	1,622,697	91,635	1,076,433
Balance, end of period	$1,631,390	$3,804	$1,533,605	$3,168,799

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2019:

Valuation data
Expected dividends	0%
Expected volatility	279.21%-491.40%
Expected term	.02 - 1 year
Risk free interest	1.48%-1.60%

Warrants

On January 2, 2019, the Company executed a Common Stock Purchase Warrant for 1,821,875 shares (1,821 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.016 per share and expire on December 31, 2023.

On January 31, 2019, the Company executed a Common Stock Purchase Warrant for 2,200,000 shares (2,200 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.016 per share and expire on January 30, 2024.

On March 26, 2019, the Company executed a Common Stock Purchase Warrant for 1,643,678 shares (1,643 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.017 per share and expire on March 25, 2024.

On March 26, 2019, the Company executed a Common Stock Purchase Warrant for 1,643,678 shares (1,643 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.017 per share and expire on March 25, 2024.

On April 9, 2019, the Company executed a Common Stock Purchase Warrant for 550,000 shares (550 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.10 per share and expire on April 8, 2024.

On April 9, 2019, the Company executed a Common Stock Purchase Warrant for 550,000 shares (550 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.10 per share and expire on April 8, 2024.

On April 23, 2019, the Company executed a Common Stock Purchase Warrant for 105,000 shares (105 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.25 per share and expire on April 22, 2024.

On May 30, 2019, the Company executed a Common Stock Purchase Warrant for 625,000 shares (625 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.040 per share and expire on May 29, 2024.

On May 30, 2019, the Company executed a Common Stock Purchase Warrant for 625,000 shares (625 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.040 per share and expire on May 29, 2024.

On May 30, 2019, the Company executed a Common Stock Purchase Warrant for 625,000 shares (625 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.040 per share and expire on May 29, 2024.

On June 13, 2019, the Company entered into a Securities Exchange Agreement with Fourth Man Fund, LLC. Both parties agreed to exchange the Warrants pursuant under the terms of a Securities Exchange Agreement, in its entirety. The Agreement is for warrants dated July 3, 2018, July 17, 2018, October 3, 2018, and August 22, 2018, representing 89,540 shares of common stock, exchanged for 10,167 shares of Preferred Series C stock at $10 per share. The exchange extinguished $734,381 worth of derivative liabilities.

On June 13, 2019, the Company entered into a Securities Exchange Agreement with Emunah Funding, LLC. Both parties agreed to exchange the Warrants pursuant under the terms of a Securities Exchange Agreement, in its entirety. The Agreement is for warrants dated October 20, 2017, November 6, 2017, November 30, 2017, January 11, 2018, May 15, 2018, and October 31, 2018, representing 129,952 shares of common stock, exchanged for 35,583 shares of Preferred Series C stock at $10 per share. The exchange extinguished $1,095,620 worth of derivative liabilities.

On June 21, 2019, the Company executed a Common Stock Purchase Warrant for 1,000,000 shares (1,000 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.025 per share and expire on June 20, 2024.

On July 22, 2019, the Company executed a Common Stock Purchase Warrant for 1,679,204 shares (1,679 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.023 per share and expire on July 22, 2024.

On July 22, 2019, the Company executed a Common Stock Purchase Warrant for 1,679,204 shares (1,679 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.023 per share and expire on July 22, 2024.

On July 22, 2019, the Company executed a Common Stock Purchase Warrant for 1,679,204 shares (1,679 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.023 per share and expire on July 22, 2024.

On August 7, 2019, the Company executed a Common Stock Purchase Warrant for 2,200,000 shares (2,200 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.015 per share and expire on August 7, 2024.

On August 12, 2019, the Company executed a Common Stock Purchase Warrant for 1,173,333 shares (1,173 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.015 per share and expire on August 7, 2024.

On August 20, 2019, the Company executed a Common Stock Purchase Warrant for 3,500,000 shares (3,500 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.01 per share and expire on August 7, 2024.

On October 9, 2019, the Company executed a Common Stock Purchase Warrant for 17,187,500 shares (17,188 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0016 per share and expire on October 9, 2024.

During the year ended December 31, 2019, warrant holders exercised the warrants and the Company issued 118,280 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation data
Expected dividends	0%
Expected volatility	305.06%-307.47%
Expected term	4.01 - 4.78 years
Risk free interest	1.66%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation data
Expected dividends	0%
Expected volatility	310.99%
Expected term	1 year
Risk free interest	1.59%

On April 16, 2019, the Company issued 424 common shares at to Hanson & Associates to settle outstanding stock payable liabilities pursuant to a Consulting Agreement dated April 1, 2017. The stock was valued at $24,953 on the date of issuance, which extinguished $24,953 in derivative liabilities.

9. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2019, the Company made payments of $73,450 to amounts due to related parties, and $12,750 was advanced to the Company by related parties. In addition, $7,295 in debt was settled by a related party. As of December 31, 2019 and December 31, 2018, the Company owed related parties $91,130 and $152,067, respectively. During the year ended December 31, 2019, the Company recorded imputed interest of $14,670 to the statement of operations with a corresponding increase to additional paid in capital. As of December 31, 2019 and December 31, 2018, the Company recorded accounts payable due to related parties of $31,269 and $31,269, respectively.

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

On June 3, 2019, the Board of Directors repurchased and returned to treasury 18,159 Preferred Series A Shares in the name of Optempus Investments, LLC. The company authorized and paid the payment of $32,505 to Optempus Investments, LLC for the repurchase of 18,159 Preferred Series A at $1.79 per share. This transaction is pursuant with the Asset Purchase Agreement of Proscere Bioscience and the IP of the Cold-Water CBD/HEMP Extraction Systems. The Series A Stock is convertible to common stock at market price the day of conversion.

10. CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

On January 25, 2011, the Company filed an amendment to its Nevada Certificate of Designation to create Series A Convertible Preferred Stock, with a par value of $0.001 and 10,000,000 shares authorized.

On January 3, 2017, the Company filed an Amendment to Certificate of Designation with the Nevada Secretary of State defining the rights and preferences of the Series A Convertible Preferred shares. Series A Convertible Preferred stock shall be convertible into common shares at the rate of the closing market price on the day of the conversion notice equal to the dollar amount of the value of the Series A Convertible Preferred shares, and holders shall have no voting rights on corporate matters, unless and until they convert their Series A Convertible Preferred shares into Common shares, at which time they will have the same voting rights as all Common Shareholders have; their consent shall not be required for taking any corporate action.

On October 26, 2018, the Company issued 488,827 Series A Convertible Preferred shares at $1.79 per share to Donna Murtaugh, to settle liabilities of $875,000 owed to her pursuant to the Asset Purchase Agreement dated March 9, 2016.

As of November 13, 2018, 3,489,510 shares of Series A Convertible Preferred stock were transferred into the Company in connection with the reverse merger.

On November 13, 2018, the Company granted 1,086,592 Series A Convertible Preferred shares at $1.79 per share to Richard Hylen, valued at $1,945,000, pursuant the Merger Agreement.

On January 9, 2019, the Company entered into an Asset Purchase Agreement Proscere Bioscience Inc., a Florida Corporation.  Pursuant to the Asset Purchase Agreement, Proscere Bioscience assigned and transferred all of its right, title, and interest to its fixed assets and “know how” to Simlatus Corporation.  These assets and “know how” pursuant to the 5 year Exclusive Distribution & License Agreement dated January 9, 2019 are valued at $3,000,000. As consideration for the assets and “know how” Simlatus Corporation issued 1,675,978 shares of Convertible Preferred Series A stock at a price of $1.79 per share. At that time, Proscere Bioscience became a wholly subsidiary of Simlatus Corporation.

On March 19, 2019, Richard Hylen entered into a Debt Settlement Agreement with Xillient, LLC to settle $362,261 in outstanding debt owed to Xillient, LLC for $200,000. Mr. Hylen transferred 111,732 of his Convertible Preferred Series A that are valued at $1.79 per share. The liability amount of $362,261 was reclassed to additional paid in capital due to the contributed capital by a related party.

On April 10, 2019, the Board of Directors repurchased and returned to treasury 25,140 Convertible Preferred Series A Shares in the name of Optempus Investments, LLC. The company authorized and paid the payment of $45,000 to Optempus Investments, LLC for the repurchase of 25,140 Convertible Preferred Series A at $1.79 per share. This transaction is pursuant with the Asset Purchase Agreement of Proscere Bioscience and the IP of the Cold-Water CBD/HEMP Extraction Systems. The Convertible Preferred Series A Stock is convertible to common stock at market price the day of conversion.

On June 3, 2019, the Board of Directors repurchased and returned to treasury 18,159 Convertible Preferred Series A Shares in the name of Optempus Investments, LLC. The company authorized and paid the payment of $32,505 to Optempus Investments, LLC for the repurchase of 18,159 Convertible Preferred Series A at $1.79 per share. This transaction is pursuant with the Asset Purchase Agreement of Proscere Bioscience and the IP of the Cold-Water CBD/HEMP Extraction Systems. The Convertible Preferred Series A Stock is convertible to common stock at market price the day of conversion.

On June 21, 2019, 43,299 Convertible Preferred Series A shares held in treasury were retired.

During the year ended December 31, 2019, 712,360 shares of Convertible Series A Preferred stock were converted to 2,150,330 common shares in accordance with the conversion terms.

The Series A Convertible Preferred Stock has been classified as mezzanine equity since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $1.79 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $10,713,594, which represents 5,985,248 Series A Preferred Stock at $1.79 per share, issued and outstanding as of December 31, 2019, outside of permanent equity and liabilities.

Series C Convertible Preferred Stock

On June 13, 2019, the Company’s Board of Directors authorized the creation of 45,750 shares of Series C Convertible Preferred Stock with a par value of $0.0001, and on June 13, 2019, a Certificate of Designation was filed with the Nevada Secretary of State. The Convertible Preferred Series C shall have no voting rights as to corporate matters unless, and until, they are converted into common shares, at which time, they will have the same voting rights as all common stock shareholders. Convertible Preferred Series C shares cannot be sold, assigned, hypothecated, or otherwise disposed of, without first obtaining the consent of the majority Convertible Preferred Series C shareholders. Convertible Preferred Series C shares shall have a value of $10.00 USD per share and shall convert into common shares at the rate of the closing market price on the day of conversion notice equal to the dollar amount of the value of the Convertible Preferred Series C share. At no time may the shareholder convert their shares into more than 4.99% of the issued and outstanding.

On June 13, 2019, the Company entered into a Securities Exchange Agreement with Fourth Man Fund, LLC. Both parties agreed to exchange the Warrants pursuant under the terms of a Securities Exchange Agreement, in its entirety. The Agreement is for warrants dated July 3, 2018, July 17, 2018, October 3, 2018, and August 22, 2018, representing 89,540 shares of common stock, exchanged for 10,167 shares of Convertible Preferred Series C stock at $10 per share. The exchange extinguished $734,381 worth of derivative liabilities.

On June 13, 2019, the Company entered into a Securities Exchange Agreement with Emunah Funding, LLC. Both parties agreed to exchange the Warrants pursuant under the terms of a Securities Exchange Agreement, in its entirety. The Agreement is for warrants dated October 20, 2017, November 6, 2017, November 30, 2017, January 11, 2018, May 15, 2018, and October 31, 2018, representing 129,952 shares of common stock, exchanged for 35,583 shares of Convertible Preferred Series C stock at $10 per share. The exchange extinguished $1,095,620 worth of derivative liabilities.

During the year ended December 31, 2019, 10,167 shares of Convertible Series C preferred stock were converted to 28,015 common shares in accordance with the conversion terms.

The Convertible Series C Preferred Stock has been classified as mezzanine equity since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. The Company has recorded $355,830 which represents 35,583 Series C Convertible Preferred Stock at $10 per share, issued and outstanding as of December 31, 2019, outside of permanent equity and liabilities.

As of December 31, 2019, 10,000,000 Series A Convertible Preferred shares and 45,750 Series C Convertible Preferred shares were authorized, of which 5,985,248 Series A Convertible Preferred shares were issued and outstanding and 35,583 Series C Convertible Preferred shares were issued and outstanding.

11. PREFERRED STOCK

On January 25, 2011, the Company filed an amendment to its Nevada Certificate of Designation to create Series B Preferred Stock, with a par value of $0.001 and 10,000,000 shares authorized.

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

As of December 31, 2019, 10,000,000 Series B Preferred shares were authorized, of which 500 shares were issued and outstanding.

12. COMMON STOCK

On June 15, 2016, the Company approved the authorization of a 1 for 1,000 reverse stock split of the Company’s outstanding shares of common stock, which was effective on July 22, 2016. The financial statements have been retroactively adjusted to take this into account for all periods presented.

As of November 13, 2018, 2,918 shares of common stock were transferred into the Company in connection with the reverse merger.

On November 13, 2018, the Company issued 102,368 shares of restricted common stock to Richard Hylen as collateral, pursuant to the Asset Purchase Agreement dated November 13, 2018. The shares are valued at $4,298,450 based on the market price of the Company’s common stock on the date of the agreement.

During the year ended December 31, 2018, the holders of convertible notes converted a total of $10,448 of principal and interest into 2,792 shares of common stock. The issuance extinguished $115,941 worth of derivative liabilities which was recorded to additional paid in capital.

On April 16, 2019, the Company issued 424 common shares at to Hanson & Associates to settle outstanding stock payable liabilities pursuant to a Consulting Agreement dated April 1, 2017. The stock was valued at $24,953 on the date of issuance, which extinguished $24,953 in derivative liabilities.

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

On December 18, 2019, the Company approved the authorization of a 1 for 1,000 reverse stock split of the Company’s outstanding shares of common stock. The financial statements have been retroactively adjusted to take this into account for all periods presented.

During the year ended December 31, 2019, 712,360 shares of Series A preferred stock were converted to 2,161,158 common shares in accordance with the conversion terms.

During the year ended December 31, 2019, 10,167 shares of Series C preferred stock were converted to 28,015 common shares in accordance with the conversion terms.

During the year ended December 31, 2019, warrant holders exercised the warrants and the Company issued 118,280 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the year ended December 31, 2019, the holders of convertible notes converted a total of $866,299 of principal and interest, and $16,500 in note fees, into 2,119,224 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $86,719 and settled $1,784,469 worth of derivative liabilities which was recorded to additional paid in capital.

As of December 31, 2019, 10,000,000,000 common shares, par value $0.00001, were authorized, of which 4,524,351 shares were issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at December 31, 2019:

2019
Net tax loss carry-forwards	$3,849,143
Statutory rate	21%
Expected tax recovery	808,320
Change in valuation allowance	(808,320)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	$808,320
Less: valuation allowance	(808,320)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward. The Company will need to file returns for the year ending December 31, 2018 and 2019, which are still open for examination.

14. COMMITMENTS AND CONTINGENCIES

On November 1, 2018, the Company executed a revised Employment Agreement with Robert Stillwaugh, which appoints him as President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the year ended December 31, 2019, the Company recorded wages of $45,000 in connection with this agreement.

On November 1, 2018, the Company executed a revised Employment Agreement with Mike Schatz, which appoints him as the Vice President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the year ended December 31, 2019, the Company recorded wages of $45,000 in connection with this agreement.

On November 1, 2018, the Board of Directors appointed Richard N. Hylen as the new Chief Executive Officer, Chairman of the Board, and President, Secretary, and Treasurer of the Company. Mr. Hylen will receive an annual salary of $120,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the year ended December 31, 2019, the Company recorded wages of $120,000 and payments of $55,078, in connection with this agreement.

On January 9, 2019 Simlatus Corporation entered into an Asset Purchase Agreement Proscere Bioscience Inc., a Florida Corporation. Pursuant to the Asset Purchase Agreement, Proscere Bioscience assigned and transferred all of its right, title, and interest to its fixed assets and “know how” to Simlatus Corporation. These assets and “know how” pursuant to the 5 year Exclusive Distribution & License Agreement dated January 9, 2019 are valued at $3,000,000. As consideration for the assets and “know how” Simlatus Corporation issued 1,675,978 shares of Preferred Series A stock at a price of $1.79 per share. At that time Proscere Bioscience became a wholly subsidiary of Simlatus Corporation.

Proscere Bioscience brings exclusivity to Simlatus Corporation sought after technology, innovation, and its “know how” for Cold-Water CBD Extraction. Other technologies only offer alcohol based extraction. The is highly flammable, dangerous, and difficult to permit for operations. Proscere Bioscience technology also recovers a higher amount of CBD from its Cold-Water Extraction. The resulting CBD recovered is shown to be a higher value because of this exclusive technology.

To date, the Company has established distribution relationships in the United States, Canada, and Europe. The company also has purchase orders to fulfill (see attached) in relationship to the above distribution agreement. Any delays in fulfilling the orders have been caused by manufacturing delays and the COVID-19 delays in working with our suppliers.

On January 9, 2019, the Board of Directors appointed Baron Tennelle as a Director of Simlatus and President of Proscere Bioscience, Inc., a wholly owned subsidiary of Simlatus, effective January 9, 2019. He will receive an annual salary of $45,000 paid out quarterly in either cash or stock at the current fair market value of the stock at time of conversion. During the year ended December 31, 2019, the Company recorded wages of $45,000 in connection with this agreement.

On February 19, 2019, the Board of Directors appointed Dusty Vereker as a Director of the company, and Vice President of Proscere Bioscience. Her employment contract allows an annual salary of $45,000 to be paid quarterly in either cash or stock. Ms. Vereker’s Director Agreement allows for fees associated with meetings and conferences. During the year ended December 31, 2019, the Company recorded wages of $41,250 in connection with this agreement.

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

15. SUBSEQUENT EVENTS

Subsequent Issuances

On March 27, 2020, 3,476 shares of common stock were issued due to rounding in conjunction with the reverse stock split.

On April 16, 2020, the holder of a convertible note converted a total of $1,600 of principal into 219,178 shares of our common stock.

On April 20, 2020, 4,036 shares of Preferred Series A stock was converted in to 225,768 shares of common stock.

On April 22, 2020, the holder of a convertible note converted a total of $1,600 of principal into 219,178 shares of our common stock.

On April 28, 2020, the holder of a convertible note converted a total of $1,500 of principal into 254,237 shares of our common stock.

On April 30, 2020, 2.445 shares of Preferred Series A stock was converted in to 271,764 shares of common stock.

On April 30, 2020, 108,659 shares of Preferred Series A stock was converted in to 194,499,000 shares of common stock.

On May 1, 2020, the holder of a convertible note converted a total of $1,100 of principal into 250,000 shares of our common stock.

On May 4, 2020, 13,966 shares of Preferred Series A stock was converted in to 4,999,800 shares of common stock.

On May 5, 2020, the holder of a convertible note converted a total of $12,500 of principal into 3,955,696 shares of our common stock.

On May 6, 2020, the holder of a convertible note converted a total of $12,000 of principal into 2,727,272 shares of our common stock.

On May 6, 2020, the holder of a convertible note converted a total of $20,000 of principal and $790 in accrued interest into 4,158,000 shares of our common stock.

Convertible Notes and Agreements

On February 4, 2020, the Company entered in a Convertible Promissory Note with Coventry Enterprises in the amount of $40,000. The note is unsecured, bears interest at 10% per annum, and matures on February 4,2021.

On March 5, 2020, the Company entered into an Assignment Agreement with Power Up Lending Group LTD and Redstart Holdings Corp. Pursuant to the Agreement, Power Up sold, transferred, and assigned two convertible notes dated May 13, 2019 and June 20,2019 in the amounts of $103,000 and $53,000, respectively, for a purchase price of $150,000. The convertible notes permit the holder thereof to convert the obligations thereunder into shares of common stock of Simlatus at a 39% discount to the market price, subject to the limitation that the holder may not convert any Note if as a result of such conversion it would be the beneficial owner of more than 4.99% of the common stock of Simlatus.

On April 29, 2020, the Company entered into an Assignment Agreement with GPL Ventures LLC and Optempus Investments, LLC. Pursuant to the Agreement, Optempus sold, transferred, and assigned a convertible note dated September 4, 2019 in the amount of $25,000, for a purchase price of $25,958. The convertible note bears interest at 10% per annum and matures on April 29, 2021.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on criteria established in “Internal Control - Integrated Framework (2013)” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the name and age of our current directors and executive officer:

Name	Age	Position with the Company	Position Held Since
Richard Hylen	73	Chief Executive Officer, Chairman of the Board, President, Secretary and Treasurer	November 1, 2018
Baron Tennelle	40	Director	January 9, 2019
Dusty Vereker	41	Director	February 19, 2019

The Board of Directors has no nominating, audit, or compensation committee at this time.

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Richard Hylen: Mr. Hylen is 73 years old. As the Founder of Satel Inc., the Managing Director of Turner Broadcasting Far East LTD, and a Senior Executive of Viacom’s San Francisco cable company, Richard has over 35 years of experience providing video and Internet using the most advanced technologies including: cable, fiber, satellite, wireless and CAT5 not only domestically, but to over 50 countries worldwide. His skill set encompasses successfully negotiating complicated licensing agreements with governmental entities, creating joint venture partnerships, developing strategic distribution relationships, financing, designing, installing, and managing advanced technologies to provide consumers with video and Internet services. Hylen used his extensive corporate management expertise combined with his technical knowledge to create Satel, recognized as one of the nation’s largest providers of DirecTV to high rise buildings in a major metropolitan market.

Baron Tennelle: Mr. Tennelle is 40 years old and attended Mesa College in San Diego, California where he studied mathematics. He attended Blackstone Career Institute in San Diego to study law under a Legal Assistant program regarding real property, torts, personal injury, contracts, and partnerships. His 12 years in business has afforded him the experience in working in management positions for service oriented companies, along with sales and marketing. His recent 4 years have landed him experience as a Data Analyst for Restaurant Revolution Technologies, and a paralegal for Miller Legal LLP. Mr. Tennelle will oversee the business direction and maintain core business objectives and compliance for Proscere Bioscience.

Dusty Vereker: Ms. Vereker is 43 years old and has been a marketing professional for more than a decade. She is a seasoned manager with experience in directing sales for medium to large size corporations, where she earned her credit to increasing revenue. She brings 8 years’ experience in sales and 4 years’ experience in human resources. She is a graduate of Grossmont College, and served as an Administrative Instructor to the US Naval Sea Cadet Corps. Dusty will assist our team in growing sales for Proscere Bioscience and implement an Oversight-Committee for the corporation.

Identification of Significant Employees

We have no significant employees.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter, or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

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

Audit Committee and Audit Committee Financial Expert

As of December 31, 2019, the Company did not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Code of Ethics

As of December 31, 2019, the board of directors had not adopted a code of ethics due to Company’s limited number of executive officers and employees that would be covered by such a code and the Company’s limited financial resources. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

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

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officer and director for the nine months ended December 31, 2019 and December 31, 2018. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Richard Hylen, President,	2019	120,000	—	—	—	—	—	—	120,000
Chief Executive Officer,	2018	50,871	—	—	—	—	—	—	50,871
Secretary and Treasurer
Baron Tennelle, Director	2019	45,000	—	—	—	—	—	—	45,000
	2018	—	—	—	—	—	—	—	—
Dusty Vereker, Director	2019	41,250	—	—	—	—	—	—	41,250
	2018	—	—	—	—	—	—	—	—

Narrative Disclosure to Summary Compensation Table

On November 1, 2018, the Board of Directors appointed Richard N. Hylen as the new Chief Executive Officer, Chairman of the Board, and President, Secretary, and Treasurer of the Company. Mr. Hylen will receive an annual salary of $120,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the year ended December 31, 2019, the Company recorded wages of $120,000 and payments of $55,078, in connection with this agreement.

On January 9, 2019, the Board of Directors appointed Baron Tennelle as a Director of Simlatus and President of Proscere Bioscience, Inc., a wholly owned subsidiary of Simlatus, effective January 9, 2019. He will receive an annual salary of $45,000 paid out quarterly in either cash or stock at the current fair market value of the stock at time of conversion. During the year ended December 31, 2019, the Company recorded wages of $45,000 in connection with this agreement.

On February 19, 2019, the Board of Directors appointed Dusty Vereker as a Director of the company, and Vice President of Proscere Bioscience. Her employment contract allows an annual salary of $45,000 to be paid quarterly in either cash or stock. Ms. Vereker’s Director Agreement allows for fees associated with meetings and conferences. During the year ended December 31, 2019, the Company recorded wages of $41,250 in connection with this agreement.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended December 31, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2019, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

			Shares
	Name and Address		Beneficially	Percent
Title of Class	of Owner	Relationship to Company	Owned (1)	Owned (1)
Common Stock	Richard Hylen	President, Chief Executive Officer, Secretary, Treasurer and Chairman	102,368	2.26%

Total			102,368	2.26%

1.	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	The percentage shown is based on denominator of 4,524,351 shares of common stock issued and outstanding for the company as of December 31, 2019.

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

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2019, the Company made payments of $73,687 to amounts due to related parties, and $12,750 was advanced to the Company by related parties. As of December 31, 2019 and December 31, 2018, the Company owed related parties $91,130 and $152,067, respectively. During the year ended December 31, 2019, the Company recorded imputed interest of $14,670 to the statement of operations with a corresponding increase to additional paid in capital. As of December 31, 2019 and December 31, 2018, the Company recorded accounts payable due to related parties of $31,629 and $31,629, respectively.

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

On June 3, 2019, the Board of Directors repurchased and returned to treasury 18,159 Preferred Series A Shares in the name of Optempus Investments, LLC. The company authorized and paid the payment of $32,505 to Optempus Investments, LLC for the repurchase of 18,159 Preferred Series A at $1.79 per share. This transaction is pursuant with the Asset Purchase Agreement of Proscere Bioscience and the IP of the Cold-Water CBD/HEMP Extraction Systems. The Series A Stock is convertible to common stock at market price the day of conversion.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by our auditors for the years ended December 31, 2019 and December 31, 2018:

	2019	2018
Audit Fees	$30,000	$30,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$30,000	$30,000

Audit Fees

We incurred approximately $30,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the nine months ended December 31, 2019.

We incurred approximately $30,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the nine months ended December 31, 2018.

Audit-Related Fees

The aggregate fees billed during the nine months ended December 31, 2019 and 2018 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the nine months ended December 31, 2019 and 2018 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the nine months ended December 31, 2019 and 2018 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

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

Dated: June 2, 2020

/s/ Richard Hylen
Richard Hylen
President, Chief Executive Officer and Principal Financial Officer