Form 10-Q
period 2020-03-31
Simlatus Corp
filed 2020-06-29
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of June 23, 2020, there were 759,837,671 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMLATUS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$31,257	$25,495
Accounts receivable	22,342	7,741
Inventory, net	6,496	425
Prepaid expenses	4,549	7,268
Total current assets	64,644	40,929

Security deposit	5,162	5,162

Total assets	$69,806	$46,091

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$430,990	$401,121
Accounts payable - related parties	31,269	31,269
Accrued wages	1,262,105	1,184,455
Accrued expenses	41,341	38,617
Accrued interest	447,073	374,439
Convertible notes payable in default	365,799	96,647
Convertible notes payable, net of discount	728,909	609,888
Deferred revenue	5,430	629
Derivative liabilities	55,028,434	3,168,799
Promissory notes	14,500	16,500
Related party liabilities	90,468	91,130
Total Current liabilities	58,446,318	6,013,494

Total liabilities	58,446,318	6,013,494

Series A convertible preferred stock: 10,000,000 shares authorized, par value $0.001	10,713,594	10,713,594
5,985,248 shares issued and outstanding at March 31, 2020
5,985,248 shares issued and outstanding at December 31, 2019
Series C convertible preferred stock, 45,750 shares authorized, par value $0.0001	355,830	355,830
35,583 shares issued and outstanding at March 31, 2020
35,583 shares issued and outstanding at December, 2019

Stockholders’ equity (deficit):
Series B preferred stock: 10,000,000 shares authorized, par value $0.001	1	1
500 shares issued and outstanding at March 31, 2020
500 shares issued and outstanding at December 31, 2019
Common stock, $0.00001 par value 10,000,000,000 authorized	45	45
4,527,827 shares issued and outstanding at March 31, 2020 (1)
4,524,351 shares issued and outstanding at December 31, 2019 (1)
Additional paid in capital	(12,853,976)	(12,857,352)
Accumulated earnings (deficit)	(56,592,006)	(4,179,521)
Total stockholders’ equity (deficit)	(69,445,936)	(17,036,827)
Total liabilities and stockholders’ equity (deficit)	$69,806	$46,091

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-one thousand reverse stock split that was made effective on December 18, 2019. See Note 12.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2020	2019
Sales	$115,377	$147,422
Cost of materials	—	2,529
Gross profit	115,377	144,893

Operating expenses:
G&A expenses	97,924	3,134,469
Professional fees	6,830	26,860
Salaries and wages	136,790	173,978
Total operating expenses	241,544	3,335,307

Loss from operations	(126,167)	(3,190,414)

Other income (expense):
Gain (loss) on settlement of debt	—	(10,000)
Derivative expense	(51,627,443)	(2,355,224)
Interest expense	(658,875)	(210,912)
Total other income (expense)	(52,286,318)	(2,576,136)

Net loss before income taxes	(52,412,485)	(5,766,550)
Income tax expense	—	—
Net loss	$(52,412,485)	$(5,766,550)

Per share information
Weighted average number of common shares outstanding, basic, and diluted (1)	4,524,504	120,177
Net income (loss) per common share, basic and diluted	$(11.58)	$(47.98)

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-one thousand reverse stock split that was made effective on December 18, 2019. See Note 12.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	Convertible Preferred Stock				Preferred Stock				Additional	Accumulated	Total
	Series A		Series C		Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2019	5,985,248	$10,713,594	35,583	$355,830	500	$1	4,524,351	$45	$(12,857,352)	$(4,179,521)	$(17,036,827)

Imputed interest	—	—	—	—	—	—	—	—	3,376	—	3,376
Common shares issued due to reverse stock split rounding	—	—	—	—	—	—	3,476	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(52,412,485)	(52,412,485)
Balances for March 31, 2020	5,985,248	$10,713,594	35,583	$355,830	500	$1	4,527,827	$45	$(12,853,976)	$(56,592,006)	$(69,445,936)

Balances for December 31, 2018	5,064,929	$9,066,223	—	$—	500	$1	108,078	$1	$(24,198,066)	$6,634,730	$(17,563,334)

Conversion of debt to common stock	—	—	—	—	—	—	26,573	—	52,438	—	52,438
Cashless warrant exercise	—	—	—	—	—	—	6,963	—	—	—	—
Convertible preferred stock issued for services	1,675,978	3,000,000	—	—	—	—	—	—	—	—	—
Convertible preferred stock converted to common stock	(2,413)	(4,319)	—	—	—	—	5,400	—	4,319	—	4,319
Contributed capital	—	—	—	—	—	—	—	—	362,261	—	362,261
Imputed interest	—	—	—	—	—	—	—	—	4,029	—	4,029
Lease standard adoption	—	—	—	—	—	—	—	—	—	(1,835)	(1,835)
Derivative settlements	—	—	—	—	—	—	—	—	524,908	—	524,908
Net loss	—	—	—	—	—	—	—	—	—	(5,766,550)	(5,766,550)
Balances for March 31, 2019	6,738,494	$12,061,904	—	$—	500	$1	147,014	$1	$(23,250,111)	$866,345	$(22,383,764)

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-one thousand reverse stock split that was made effective on December 18, 2019. See Note 12.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net profit (loss)	$(52,412,485)	$(5,766,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	388,174	86,018
Stock based compensation	—	3,000,000
Imputed interest	3,376	4,029
(Gain) loss on debt settlement	—	10,000
Change in fair value of derivative liability	51,627,443	2,355,224
Penalties on notes payable	194,691
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(14,601)	8,321
Inventory	(6,071)	(516)
Prepaid expenses	2,719	—
Right-of-use asset	—	(1,901)
Accrued interest	72,634	222,018
Accounts payable	29,869	(24,086)
Accrued expenses	80,374	(77,841)
Advances from related parties	(662)	(49,742)
Deferred revenue	4,801	—
Net cash (used in) provided by operating activities	(29,738)	(235,026)

Cash flows from investing activities:
Cash paid for fixed assets	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from convertible debt	37,500	366,350
Payments on convertible debt	—	(50,000)
Payments on promissory notes	(2,000)	(32,500)
Net cash (used in) provided for financing activities	35,500	283,850

Net increase (decrease) in cash	5,762	48,824

Cash, beginning of period	25,495	5,982
Cash, end of period	$31,257	$54,806

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Stock issued for debt conversion	$—	$52,438
Discount from derivative	$232,191	$400,500
Preferred stock converted to common stock	$—	$4,319
Contributed capital	$—	$362,261
Lease adoption recognition	$—	$77,700

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Currently the company owns and operates three distinct businesses that produce revenue. These businesses include Prosecere Bioscience, Inc., Satel Group Inc., and Simlatus Corporation.

Proscere Bioscience Inc., a wholly owned subsidiary, manufactures and distributes CBD ancillary equipment used for cannabis extraction and growing industries. As the first commercial industry standard cold-water CBD extraction system for medical grade cannabis utilization, along with aeroponic commercial grade technology control containers for government food-safety programs, commercial and medical grade CBD; Proscere Bioscience will be the company’s flag-ship business in 2021.

Simlatus Corporation, formerly RJM and Associates, has been selling its audio/video systems for almost 20 years and currently manufactures its own proprietary systems for the major broadcast studios, such as Warner Bros., Fox News, CBS, and DirecTV. Its video technology is the major system used for underwater oil exploration in the world. These are very niche products and not sold as mass-consumer products.

Satel Group, Inc., a wholly owned subsidiary, has been in business for approximately 20 years and is the premier provider of DirecTV to high-rise apartments, condominiums and large commercial office buildings in the San Francisco metropolitan area and is now expanding both their DirecTV and Internet services across the Bay Area.

On March 9, 2016, the former company, Grid Petroleum Corp., entered into an Asset Purchase Agreement with RJM and Associates and on March 25, 2016 changed its name to Simlatus Corporation. On November 13, 2018, Satel Group merged with Simlatus Corporation

Simlatus Corporation was initially incorporated in the State of Nevada under the name Sunberta Resources Inc. on November 15, 2006, as a mining and exploration of mineral claims business. On November 18, 2009, the Company changed its name to Grid Petroleum Corp. and continued with the mining and exploration of mineral claims in Alberta, Canada, Vancouver Island, British Columbia, England, and the United States until March 9, 2016 when it ceased mining operations and did a reverse recapitalization of the Company with RJM and Associates.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2020 and December 31, 2019 is $0.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on December 18, 2019 (see Note 10).

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 for each fair value hierarchy level:

March 31, 2020	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$55,028,434	$55,028,434

December 31, 2019	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$3,168,799	$3,168,799

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of March 31, 2020 and December 31, 2019, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the new standard.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2020, the Company has a shareholders’ deficit of $69,445,936 since its inception, working capital deficit of $58,381,674, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

3. ACCURED EXPENSES

As of March 31, 2020 and December 31, 2019, accrued expenses were comprised of the following:

	March 31,	December 31,
	2020	2019
Accrued expenses
Credit cards	$10,370	$8,282
Customer deposits	18,307	18,307
Employee liabilities	7,612	7,612
Sales tax payable	2,052	1,416
Short-term loan	3,000	3,000
Total accrued expenses	$41,341	$38,617

Accrued interest
Interest on notes payable	$151,437	$111,326
Interest on promissory notes	—	—
Interest on accrued wages	294,523	263,113
Total accrued interest	$445,960	$374,439

Accrued wages	$1,262,105	$1,184,455

4. CONVERTIBLE NOTES PAYABLE

As of March 31, 2020 and December 31, 2019, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	March 31,	December 31,
	Note Date	Date	Rate	Rate	2020	2019
Armada Investment #2	5/30/2019	2/29/2020	8%	Variable	$27,500	$27,500
Armada Investment #3	7/22/2019	7/22/2020	8%	Variable	37,950	37,950
Armada Investment #4	12/6/2019	12/6/2020	8%	Variable	18,150	18,150
BHP Capital NY #3	3/26/2019	3/26/2020	8%	Variable	28,600	28,600
BHP Capital NY #4	4/9/2019	1/9/2020	8%	Variable	46,000	46,000
BHP Capital NY #6	5/30/2019	2/29/2020	8%	Variable	27,500	27,500
BHP Capital NY #7	7/22/2019	7/22/2020	8%	Variable	37,950	37,950
BHP Capital NY #8	8/7/2019	8/7/2020	8%	Variable	33,000	33,000
BHP Capital NY #9	12/20/2019	12/20/2020	12%	Variable	19,000	19,000
Blackbridge Capital #2*	5/3/2016	5/3/2017	5%	Variable	80,400	80,400
Coventry #3	5/31/2019	5/31/2020	10%	Variable	77,382	38,691
Coventry #4	2/4/2020	2/4/2021	10%	Variable	40,000	—
Emunah Funding #4*	10/20/2018	7/20/2019	24%	Variable	2,990	2,990
Emunah Funding #8	1/31/2019	1/31/2020	8%	Variable	33,652	33,652
Fourth Man #2*	10/26/2018	7/20/2019	8%	Variable	8,257	8,257
Fourth Man #4	4/23/2019	4/23/2020	10%	Variable	16,865	16,865
Fourth Man #5	7/22/2019	7/22/2020	8%	Variable	37,950	37,950
Fourth Man #6	8/12/2019	8/12/2020	8%	Variable	17,600	17,600
Fourth Man #7	10/9/2019	10/8/2020	8%	Variable	27,500	27,500
Fourth Man #8	12/10/2019	9/10/2020	12%	Variable	16,500	16,500
James Powell	9/7/2015	Demand	8%	Variable	150,875	150,875
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Jefferson St Capital #3	4/9/2019	1/9/2020	8%	Variable	44,400	44,400
Jefferson St Capital #5	5/30/2019	2/29/2020	8%	Variable	27,500	27,500
Jefferson St Capital #6	6/21/2019	3/21/2020	8%	Variable	27,500	27,500
Jefferson St Capital #7	8/20/2019	5/20/2020	8%	Variable	38,500	38,500
Jefferson St Capital #8	12/20/2019	12/20/2020	12%	Variable	19,000	19,000
Optempus Invest #1	9/4/2019	4/4/2020	6%	Variable	25,000	25,000
Optempus Invest #2	9/13/2019	4/13/2020	6%	Variable	20,000	20,000
Optempus Invest #3	10/15/2019	6/15/2020	6%	Variable	25,000	25,000
Power Up Lending #1	3/14/2019	3/14/2020	10%	Variable	6,500	6,500
Power Up Lending #2	5/13/2019	5/13/2020	10%	Variable	—	103,000
Power Up Lending #3	6/20/2019	6/20/2020	10%	Variable	—	53,000
Redstart Holdings	3/5/2020	6/20/2020	10%	Variable	312,000	—
					1,336,021	1,101,330
Less debt discount					(241,313)	(394,795)
Notes payable, net of discount					$1,094,708	$706,535

*	As of March 31, 2020, the balance of notes payable that are in default is $365,799.

Armada Investment Fund LLC

On May 30, 2019, the Company issued a convertible note to Armada Investment Fund LLC for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2.833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $27,500 has been amortized to the statement of operations. As of March 31, 2020, the note had a principal balance of $27,500 and accrued interest of $2,078. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to Armada Investment Fund LLC for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, and $26,234 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $11,716. As of March 31, 2020, the note had a principal balance of $37,950 and accrued interest of $2,104.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 6, 2019, the Company received funding pursuant to a convertible note issued to Armada Investment Fund LLC for $18,150, which includes $15,000 to settle outstanding accounts payable and $3,150 in transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on December 6, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $18,150 due to this conversion feature, and $5,753 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $12,397. As of March 31, 2020, the note had a principal balance of $18,150 and accrued interest of $461.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

BHP Capital NY, Inc.

On March 26, 2019, the Company received funding pursuant to convertible note issued to BHP Capital NY for $28,600, of which $25,000 was received in cash and $3,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on March 26, 2019, and is convertible into common stock at 58% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $28,600 due to this conversion feature, and $28,600 has been amortized to the statement of operations. As of March 31, 2020, the note had a principal balance of $28,600 and accrued interest of $2,388. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 9, 2019, the Company issued a convertible note to BHP Capital NY, Inc. for $55,000, which includes transaction fee interest of $6,500, and cash consideration of $48,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on January 9, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,000 due to this conversion feature, and $55,000 has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 76,100 common shares upon the conversion of principal in the amount of $9,000, accrued interest of $1,915, and conversion fees of $500. As of March 31, 2020, the note had a principal balance of $46,000 and accrued interest of $3,106. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to BHP Capital NY for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2.833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $27,500 has been amortized to the statement of operations. As of March 31, 2020, the note had a principal balance of $27,500 and accrued interest of $2,078. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, and $26,234 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $11,717. As of March 31, 2020, the note had a principal balance of $37,950 and accrued interest of $2,104.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 7, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $33,000 of which $29,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 7, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $21,369 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $11,631. As of March 31, 2020, the note had a principal balance of $33,000 and accrued interest of $1,714.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $19,000 of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, and $5,296 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $13,704. As of March 31, 2020, the note had a principal balance of $19,000 and accrued interest of $637.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Blackbridge Capital

On May 3, 2016, the Company accepted and agreed to a Debt Purchase Agreement, whereby Blackbridge Capital acquired $100,000 in principal of a Direct Capital Group, Inc. convertible note in exchange for $100,000. The note bears interest at 5% per annum, matured on May 3, 2017, and is convertible into common stock at 50% of the lowest market price of the 20 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $100,000 due to this conversion feature, which has been amortized to the statement of operations. The note has converted $19,600 of principal into 267 shares of common stock. As of March 31, 2020, the note had a principal balance of $80,400 and accrued interest of $15,754. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Coventry Enterprises, LLC

On May 31, 2019, the Company issued a convertible note to Coventry Enterprises for $50,000, of which $47,500 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matures on March 31, 2020, and is convertible into common stock at 61% multiplied by the lowest trading price during the 20-day trading period including the conversion date. During the three month period ended March 31, 2020, the Company recorded a default penalty of $38,691. The Company recorded a debt discount from the derivative equal to $88,691 due to this conversion feature, and $64,623 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $24,068. During the year ended December 31, 2019, the Company issued 425,000 common shares upon the conversion of principal in the amount of $11,309 and accrued interest of $2,818. As of March 31, 2020, the note had a principal balance of $77,382 and accrued interest of $4,636.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On February 4, 2020, the Company issued a convertible note to Coventry Enterprises for $40,000, of which $37,500 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matures on February 4, 2021, and is convertible into common stock at 60% multiplied by the lowest trading price during the 20-day trading period prior to the conversion date. The Company recorded a debt discount from the derivative equal to $40,000 due to this conversion feature, and $9,946 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $30,054. As of March 31, 2020, the note had a principal balance of $40,000 and accrued interest of $997.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended March 31, 2020, the note has converted $5,200 of principal and $4,815 of interest into 2,504 shares of common stock. During the year ended March 31, 2020, the Company issued 4,641 common shares upon the conversion of principal in the amount of $8,250 and interest of $103. As of March 31, 2020, the note had a principal balance of $2,990 and accrued interest of $539. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 31, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $33,000, which includes $5,000 to settle outstanding accounts payable, $4,500 in transaction fees and cash consideration of $23,500. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on January 31, 2020, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $33,000 has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered late filing penalties of $50,652. During the year ended March 31, 2020, the Company made cash payments of $50,000. As of March 31, 2020, the note had a principal balance of $33,652 and accrued interest of $4,108.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On October 26, 2018, the Company accepted and agreed to a Debt Purchase Agreement, whereby Fourth Man LLC acquired $40,000 of debt from an Emunah Funding LLC convertible note in exchange for $40,000. The note bears interest of 24%, matures on July 20, 2019, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $16,591 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 22,299 common shares upon the conversion of principal in the amount of $31,743. As of March 31, 2020, the note had a principal balance of $8,257 and accrued interest of $2,712. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 23, 2019, the Company issued a convertible note to Fourth Man LLC for $26,400, which includes $24,000 to settle outstanding accounts payable, and transaction fee interest of $2,400. The note bears interest of 10%, matures on April 23, 2020, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $26,400 due to this conversion feature, and $24,741 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $1,659. During the year ended December 31, 2019, the Company issued 165,531 common shares upon the conversion of principal in the amount of $9,535. As of March 31, 2020, the note had a principal balance of $16,865 and accrued interest of $2,003.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, and $26,234 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $11,717. As of March 31, 2020, the note had a principal balance of $37,950 and accrued interest of $2,104.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 12, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $17,600, of which $15,000 was received in cash and $2,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 12, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $17,600 due to this conversion feature, and $11,157 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $6,443. As of March 31, 2020, the note had a principal balance of $17,600 and accrued interest of $895.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 9, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on October 19, 2020, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $13,074 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $14,426. As of March 31, 2020, the note had a principal balance of $27,500 and accrued interest of $1,049.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 10, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $16,500 of which $15,000 was received in cash and $1,500 was recorded as transaction fees. The note bears interest of 12% (increases to 24% per annum upon an event of default), matures on September 10, 2020, and is convertible into the lower of 1) 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $16,500 due to this conversion feature, and $6,720 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $9,780. As of March 31, 2020, the note had a principal balance of $16,500 and accrued interest of $608.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

James Powell

On September 7, 2015, the Company issued a convertible note with the Company’s former President, James Powell for non-cash consideration for accrued fees of $150,875. The note bears interest at 8%, is due on demand, and is convertible into convertible into common stock at 50% of the lowest trading price for the 15 days prior to the date of conversion. As of March 31, 2020, the note had a principal balance of $150,875 and accrued interest of $55,129.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 10,691 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of March 31, 2020, the note had a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 9, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $55,000, which includes transaction fee interest of $6,500, and cash consideration of $48,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on January 9, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,000 due to this conversion feature, and $55,000 has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 74,000 common shares upon the conversion of principal in the amount of $10,600 and $500 in conversion fees. As of March 31, 2020, the note had a principal balance of $44,400 and accrued interest of $5,134. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2.833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $27,500 has been amortized to the statement of operations. As of March 31, 2020, the note had a principal balance of $27,500 and accrued interest of $2,102. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 21, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes transaction fee interest of $4,000, and cash consideration of $23,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on March 21, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $27,500 has been amortized to the statement of operations. As of March 31, 2020, the note had a principal balance of $27,500 and accrued interest of $1,803. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $38,500, of which $32,000 was received in cash and $6,500 was recorded as transaction fees. The note bears interest at 10% (increases to 18% per annum upon an event of default), matures on May 20, 2020, and is convertible into the lower of 1) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of the note, and 2) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $38,500 due to this conversion feature, and $28,225 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $10,276. As of March 31, 2020, the note had a principal balance of $38,500 and accrued interest of $1,906.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $19,000, of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, and $5,296 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $13,704. As of March 31, 2020, the note had a principal balance of $19,000 and accrued interest of $638.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Optempus Investments, LLC

On September 4, 2019, the Company received $25,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $25,000. The note bears interest at 6% (increases to 24% per annum upon an event of default), matures on April 4, 2020, and is convertible into the lower of 1) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of the note, and 2) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, and $24,530 has been amortized to the statement of operations. The debt discount had a balance at March 31, 2020 of $470. As of March 31, 2020, the note had a principal balance of $25,000 and accrued interest of $859.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 13, 2019, the Company received $20,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $20,000. The note bears interest at 6% (increases to 24% per annum upon an event of default), matures on April 13, 2020, and is convertible into the lower of 1) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of the note, and 2) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $17,396 has been amortized to the statement of operations. The debt discount had a balance at March 31, 2020 of $2,604. As of March 31, 2020, the note had a principal balance of $20,000 and accrued interest of $658.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 15, 2019, the Company received $25,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $25,000. The note bears interest at 6%, matures on June 15, 2020, and is convertible into 70% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, and $17,213 has been amortized to the statement of operations. The debt discount had a balance at March 31, 2020 of $7,787. As of March 31, 2020, the note had a principal balance of $25,000 and accrued interest of $690.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Power Up Lending Group Ltd.

On March 14, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $73,000, of which $70,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on March 14, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $73,000 due to this conversion feature, and $73,000 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $14,760. Pursuant to the default terms of the note, the Company entered a late filing penalty of $36,500. During the year ended December 31, 2019, the Company issued 445,833 common shares upon the conversion of principal in the amount of $103,000. As of March 31, 2020, the note had a principal balance of $6,500 and accrued interest of $8,446. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 13, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $103,000, of which $100,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 13, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $103,000 due to this conversion feature, and $65,290 has been amortized to the statement of operations. During the three months ended March 31, 2020, the Company entered a default penalty of $103,000. On March 5, the principal amount of $206,000, debt discount and transaction fee interest of $37,710 and interest of $14,115 was reassigned to Redstart Holdings Corp. As of March 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 20, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $53,000, of which $50,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 20, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $53,000 due to this conversion feature, and $28,092 has been amortized to the statement of operations. During the three months ended March 31, 2020, the Company entered a default penalty of $53,000. On March 5, the principal amount of $106,000, debt discount and transaction fee interest of $24,908 and interest of $6,769 was reassigned to Redstart Holdings Corp. As of March 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Redstart Holdings Corp.

On March 5, 2020, the Company accepted and agreed to a Assignment Agreement, whereby Redstart Holdings Corp. acquired $156,000 of principal, $156,000 in penalties, $62,618 in debt discount and financing costs, and $20,884 in accrued interest from two notes with Power Up Lending Group Ltd. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 20, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded an additional debt discount from the derivative equal to the amount of $156,000 due to this conversion feature, and a total of $171,460 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $47,158. As of March 31, 2020, the note had a principal balance of $312,000 and accrued interest of $23,107.

5. PROMISSORY NOTES PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. During the three months ended March 31, 2020, the Company recorded payments of $2,000.

As of March 31, 2020 and December 31, 2019, the principal balance owed was $14,500 and $16,500, respectively.

6. DERIVATIVE LIABILITIES

During the three months ended March 31, 2020, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at March 31, 2020 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended March 31, 2020:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$1,631,390	$3,804	$1,533,605	$3,168,799
Initial recognition of derivative liability	33,874,887	—	—	33,874,887
Derivative settlements	—	—	—	—
Loss (gain) on derivative liability valuation	(3,259,061)	292,898	20,950,911	17,984,748
Balance, end of period	$32,247,216	$296,702	$22,484,516	$55,028,434

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2020:

Valuation data
Expected dividends	0%
Expected volatility	717.75%-1,491.31%
Expected term	.14 - 1 year
Risk free interest	1.48%-1.60%

Warrants

On January 2, 2019, the Company executed a Common Stock Purchase Warrant for 1,821,875 shares (1,821 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.016 per share and expire on December 31, 2023

On January 31, 2019, the Company executed a Common Stock Purchase Warrant for 2,200,000 shares (2,200 post-split). The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.016 per share and expire on January 30, 2024.

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

During the year ended March 31, 2020, warrant holders exercised the warrants and the Company issued 118,280 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation data
Expected dividends	0%
Expected volatility	299.87%-492.58%
Expected term	3.76 – 4.53 years
Risk free interest	1.66%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation data
Expected dividends	0%
Expected volatility	717.75%
Expected term	1 year
Risk free interest	1.59%

7. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the three months ended March 31, 2020, the Company made payments of $3,500 to amounts due to related parties, and $2,838 was advanced to the Company by related parties. As of March 31, 2020 and December 31, 2019, the Company owed related parties $90,468 and $91,130, respectively. During the three months ended March 31, 2020, the Company recorded imputed interest of $3,376 to the statement of operations with a corresponding increase to additional paid in capital. As of March 31, 2020 and December 31, 2019, the Company recorded accounts payable due to related parties of $31,269 and $31,269, respectively.

8. CONVERTIBLE PREFERRED STOCK

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

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $1.79 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $10,713,594, which represents 5,985,248 Series A Preferred Stock at $1.79 per share, issued and outstanding as of March 31, 2020, outside of permanent equity and liabilities.

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

The Convertible Series C Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. The Company has recorded $355,830 which represents 35,583 Series C Convertible Preferred Stock at $10 per share, issued and outstanding as of December 31, 2019, outside of permanent equity and liabilities.

As of March 31, 2020, 10,000,000 Series A Convertible Preferred shares and 45,750 Series C Convertible Preferred shares were authorized, of which 5,985,248 Series A Convertible Preferred shares were issued and outstanding and 35,583 Series C Convertible Preferred shares were issued and outstanding.

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

As of March 31, 2020, 10,000,000 Series B Preferred shares were authorized, of which 500 shares were issued and outstanding.

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

As of March 31, 2020, 10,000,000,000 common shares, par value $0.00001, were authorized, of which 4,527,827 shares were issued and outstanding.

11. INCOME TAXES

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

Operating loss carryforwards generated from inception through March 31,2020 of approximately $3,455,243 will begin to expire in 2034. The Company applies a statutory income tax rate of 21%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $725,601 at March 31, 2020.

12. COMMITMENTS AND CONTINGENCIES

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

On March 29, 2019, the Company and its subsidiary, Proscere Bioscience Inc., entered into a Distribution Agreement with United Opportunities, LLC allowing the rights to sell the CBD/HEMP Cold Water Extraction Systems within Canada and Europe. Shawn Illingworth is the Managing Partner of United Opportunities, LLC, and the company was formed in 2017 in overseeing the purchases of multiple cannabis farms in the Humboldt, Adelanto, Needles, Nipton, Cal City, and Searchlight areas of California and Nevada. The company currently cultivates medical grade crops on a grand scale and supply product to all the major manufacturers and extraction companies in the industry. Future plans are to expand the company and distribute internationally through attaining cultivation centers in Canada, Europe, and Australia. United Opportunities is currently opening an office and showroom in Las Vegas, NV which will round out its current operating platforms in New York, Florida, and San Diego, California.

To date, the Company has established distribution relationships in the United States, Canada, and Europe.  The company also has purchase orders to fulfill in relationship to the above distribution agreement. Any delays in fulfilling the orders have been caused by manufacturing delays and the COVID-19 delays in working with our suppliers.

On November 1, 2019, the Company renewed an Employment Agreement with Robert Stillwaugh, which appoints him as President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the three months ended March 31, 2020, the Company recorded wages of $11,250 in connection with this agreement.

On November 1, 2019, the Company renewed an Employment Agreement with Mike Schatz, which appoints him as the Vice President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the three months ended March 31, 2020, the Company recorded wages of $11,250 in connection with this agreement.

On November 1, 2019, the Company renewed an Employee Agreement with Richard Hylen which appoints him as Chief Executive Officer, Chairman of the Board, and President, Secretary, and Treasurer of the Company. Mr. Hylen will receive an annual salary of $120,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the three months ended March 31, 2020, the Company recorded wages of $30,000 and payments of $10,600, in connection with this agreement.

On January 9, 2020, the Company renewed an Employee Agreement with Baron Tennelle, which appoints him as Director of Simlatus and President of Proscere Bioscience, Inc., a wholly owned subsidiary of Simlatus. He will receive an annual salary of $45,000 paid out quarterly in either cash or stock at the current fair market value of the stock at time of conversion. During the three months ended March 31, 2020, the Company recorded wages of $11,250 in connection with this agreement.

On February 19, 2020, the Company renewed an Employee Agreement with Dusty Vereker as a Director of the company, and Vice President of Proscere Bioscience. Her employment contract allows an annual salary of $45,000 to be paid quarterly in either cash or stock. Ms. Vereker’s Director Agreement allows for fees associated with meetings and conferences. During the three months ended March 31, 2020, the Company recorded wages of $11,250 in connection with this agreement.

15. SUBSEQUENT EVENTS

On June 5, 2020, the Company’ Board of Directors and the Majority Stockholders owning a majority of the Company’s voting securities, approved a resolution authorizing the Company to amend the Articles of Incorporation to decrease the number of authorized Common Shares from 10,000,000,000 to 2,000,000,000 shares at par value $0.00001 per share.

On June 11, 2020, the Company’ Board of Directors and the Majority Stockholders owning a majority of the Company’s voting securities, approved a resolution authorizing the Company to amend the Articles of Incorporation to increase the number of authorized Common Shares from 2,000,000,000 to 5,000,000,000 shares at par value $0.00001 per share.

Convertible Notes and Agreements

On April 29, 2020, the Company entered into an Assignment Agreement with GPL Ventures LLC and Optempus Investments, LLC. Pursuant to the Agreement, Optempus sold, transferred, and assigned a convertible note dated September 4, 2019 in the amount of $25,000, for a purchase price of $25,958. The convertible note bears interest at 10% per annum and matures on April 29, 2021.

On May 20, 2020, the Company entered into an Assignment Agreement with GPL Ventures LLC and Optempus Investments, LLC. Pursuant to the Agreement, Optempus sold, transferred, and assigned two convertible notes dated September 13, 2019 and October 15, 2019 in the amounts of $20,000 and $25,000, respectively, for a purchase price of $47,290. The convertible note bears interest at 10% per annum and matures on May 20, 2021.

On June 15, 2020, the Company entered in a Convertible Promissory Note with Power Up Lending Group Ltd in the amount of $43,000. The note is unsecured, bears interest at 10% per annum, and matures on June 15, 2021.

Subsequent Issuances

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

On April 30, 2020, 2,445 shares of Preferred Series A stock was converted in to 271,764 shares of common stock.

On April 30, 2020, 108,659 shares of Preferred Series A stock was converted in to 194,499,000 shares of common stock.

On May 1, 2020, the holder of a convertible note converted a total of $1,100 of principal into 250,000 shares of our common stock.

On May 4, 2020, 13,966 shares of Preferred Series A stock was converted in to 4,999,800 shares of common stock.

On May 5, 2020, the holder of a convertible note converted a total of $12,500 of principal into 10,416,667 shares of our common stock.

On May 6, 2020, the holder of a convertible note converted a total of $12,000 of principal into 2,727,272 shares of our common stock.

On May 15, 2020, 18,341 shares of Preferred Series A stock was converted in to 9,800,000 shares of common stock.

On May 19, 2020, the holder of a convertible note converted a total of $13,458 of principal into 11,214,608 shares of our common stock.

On May 20, 2020, the holder of a convertible note converted a total of $12,747 of principal and $7,386 of interest into 11,000,000 shares of our common stock.

On June 3, 2020, the holder of a convertible note converted a total of $22,600 of principal into 10,761,905 shares of our common stock.

On June 5, 2020, the holder of a convertible note converted a total of $21,500 of principal into 10,750,000 shares of our common stock.

On June 5, 2020, the holder of a convertible note converted a total of $18,000 of principal and $500 in conversion fees into 8,624,708 shares of our common stock.

On June 5, 2020, the holder of a convertible note converted a total of $34,650 of principal into 42,000,000 shares of our common stock.

On June 5, 2020, the holder of a convertible note converted a total of $34,650 of principal into 21,000,000 shares of our common stock.

On June 8, 2020, the holder of a convertible note converted a total of $21,500 of principal into 10,750,000 shares of our common stock.

On June 8, 2020, the holder of a convertible note converted a total of $22,800 of principal and $1,200 in conversion fees into 13,333,333 shares of our common stock.

On June 8, 2020, the holder of a convertible note converted a total of $19,168 of principal and $962 of interest into 11,000,000 shares of our common stock.

On June 9, 2020, the holder of a convertible note converted a total of $21,500 of principal into 10,750,000 shares of our common stock.

On June 10, 2020, the holder of a convertible note converted a total of $21,500 of principal into 10,750,000 shares of our common stock.

On June 11, 2020, the holder of a convertible note converted a total of $16,500 of principal into 15,008,658 shares of our common stock.

On June 11, 2020, the holder of a convertible note converted a total of $18,300 of principal into 10,764,706 shares of our common stock.

On June 11, 2020, the holder of a convertible note converted a total of $14,500 of principal and $500 in conversion fees into 7,957,559 shares of our common stock.

On June 12, 2020, the holder of a convertible note converted a total of $14,000 of principal into 10,769,231 shares of our common stock.

On June 12, 2020, the holder of a convertible note converted a total of $18,950 of principal, $2,687 of interest, and $1,200 in conversion fees into 19,518,506 shares of our common stock.

On June 12, 2020, the holder of a convertible note converted a total of $8,800 of principal into 10,000,000 shares of our common stock.

On June 15, 2020, the holder of a convertible note converted a total of $11,800 of principal into 10,727,273 shares of our common stock.

On June 15, 2020, 19,844 shares of Preferred Series A stock was converted in to 20,665,519 shares of common stock.

On June 16, 2020, the holder of a convertible note converted a total of $10,700 of principal into 10,700,000 shares of our common stock.

On June 16, 2020, the holder of a convertible note converted a total of $13,575 of principal and $1,200 in conversion fees into 23,452,381 shares of our common stock.

On June 17, 2020, the holder of a convertible note converted a total of $11,900 of principal, $2,200 of interest and $500 in conversion fees into 17,278,106 shares of our common stock.

On June 17, 2020, the holder of a convertible note converted a total of $9,100 of principal into 10,705,882 shares of our common stock.

On June 17, 2020, the holder of a convertible note converted a total of $10,000 of principal, $21 of interest, and $1,200 in conversion fees into 16,440,765 shares of our common stock.

On June 17, 2020, the holder of a convertible note converted a total of $9,100 of principal into 10,705,882 shares of our common stock.

On June 17, 2020, the holder of a convertible note converted a total of $15,740 of principal and $273 of interest into 25,000,000 shares of our common stock.

On June 19, 2020, the holder of a convertible note converted a total of $6,600 of principal and $5,150 of interest into 17,537,313 shares of our common stock.

On June 19, 2020, the holder of a convertible note converted a total of $13,950 of principal and $1,200 in conversion fees into 31,562,500 shares of our common stock.

On June 22, 2020, the holder of a convertible note converted a total of $12,200 of principal into 20,000,000 shares of our common stock.

On June 22, 2020, the holder of a convertible note converted a total of $12,250 of principal and $750 in conversion fees into 20,000,000 shares of our common stock.

On June 22, 2020, 17,000 shares of Preferred Series A stock was converted in to 31,070,000 shares of common stock.

On June 23, 2020, the holder of a convertible note converted a total of $9,000 of principal, $12 of interest, and $1,200 in conversion fees into 19,638,145 shares of our common stock.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Revenues:

The Company’s revenues were $115,377 for the three months ended March 31, 2020 compared to $147,422 for the three months ended March 31, 2019. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. For the three months ended March 31, 2020, the Company had one major customer who represented approximately 46% of total revenue. The decrease in revenue is due to a decrease in customer sales. In addition, Richard Hylen has been focused on expansion, and local customer base retention has declined. Satel has strong relationships with commercial and residential building owners and management, and as a public company with the adequate funding, Satel can expand its services and anticipates increasing revenues over the next 24 months. Satel recognizes the customer needs, and the importance of competitive pricing and services. The company believes that it can invest its capital into faster internet, bundling of various internet based services, and expanding its customer base into the entire Bay Area.

Cost of Sales:

The Company’s cost of materials was $0 for the three months ended March 31, 2020, compared to $2,529 for the three months ended March 31, 2019.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended March 31, 2020, and March 31, 2019, were $241,544 and $3,335,307, respectively. The decrease was primarily attributable to share based compensation recorded in 2019, and a decrease in wages and general and administrative expenses due to COVID-19.

Other Income (Expense):

Other income (expense) for the three months ended March 31, 2020 and March 31, 2019 was $(52,286,318) and $(2,576,136), respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Loss:

Net loss for the three months ended March 31, 2020, was $52,412,485 compared to $ 5,766,550 for the three months ended March 31, 2019. The increase in net loss can be explained by the changes in the loss in the fair value of derivative liabilities and stock-based compensation.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	March 31, 2020	December 31, 2019
Current Assets	$64,644	$40,929
Current Liabilities	58,446,318	6,013,494
Working Capital (Deficit)	$(58,381,674)	$(5,972,565)

The overall working capital (deficit) increased from $(5,972,565) at December 31, 2019 to $(58,382,178) at March 31, 2020 due to the change in value of derivative liabilities.

	March 31,	March 31,
	2020	2019
Cash Flows (used in) provided by Operating Activities	$(29,738)	$(235,026)
Cash Flows provided by Investing Activities	—	—
Cash Flows (used for) provided by Financing Activities	35,500	283,850
Net Increase (decrease) in Cash During Period	$5,762	$48,824

During the three months ended March 31, 2020 cash (used in) provided by operating activities was $(29,738) compared to $(235,026) for the three months ended March 31, 2019. The decrease in the cash used in operating activities is primarily attributed to the derivative liability loss.

During the three months ended March 31, 2020 cash provided by investing activities was $0 compared to $0 for the three months ended March 31, 2019.

During the three months ended March 31, 2020, cash (used for) provided by financing activities was $35,500 compared to $283,850, for the three months ended March 31, 2019. The decrease in cash provided by financing activity primarily resulted from a decrease in notes payable during the three months ended March 31, 2019.

As of March 31, 2020, the Company had a cash balance and current asset total of $31,257 and $64,644 respectively, compared with $25,495 and $40,929 of cash and current assets, respectively, as of December 31, 2019. The increase in assets was due to an increase in cash on hand and accounts receivable.

As of March 31, 2020, the Company had total liabilities of $58,446,318 compared with $6,013,494 as of December 31, 2019. The increase in total liabilities was primarily attributed to an increase in wages, interest, and derivative liabilities.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of March 31, 2020, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2019 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the new standard.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2019, that was filed with the SEC on June 3, 2020, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: June 29, 2020

/s/ Richard N. Hylen
By: Richard N. Hylen
Its: President, Chief Executive Officer