Form 10-Q
period 2020-06-30
Simlatus Corp
filed 2020-08-14
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, there were 2,616,895,224 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMLATUS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$90,411	$25,495
Accounts receivable	9,267	7,741
Inventory, net	3,730	425
Prepaid expenses	—	7,268
Total current assets	103,408	40,929

Security deposit	5,162	5,162

Total assets	$108,570	$46,091

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$495,073	$401,121
Accounts payable - related parties	31,269	31,269
Accrued wages	1,343,323	1,184,455
Accrued expenses	45,808	38,617
Accrued interest	486,405	374,439
Convertible notes payable in default	312,639	96,647
Convertible notes payable, net of discount	336,958	609,888
Deferred revenue	5,430	629
Derivative liabilities	2,830,186	3,168,799
Loans payable	87,420	16,500
Related party liabilities	97,830	91,130
Total Current liabilities	6,072,341	6,013,494

Total liabilities	6,072,341	6,013,494

Series A convertible preferred stock: 10,000,000 shares authorized, par value $0.001	10,494,797	10,713,594
5,863,015 shares issued and outstanding at June 30, 2020
5,985,248 shares issued and outstanding at December 31, 2019
Series C convertible preferred stock, 45,750 shares authorized, par value $0.0001	355,830	355,830
35,583 shares issued and outstanding at June 30, 2020
35,583 shares issued and outstanding at December, 2019

Stockholders’ equity (deficit):
Series B preferred stock: 10,000,000 shares authorized, par value $0.001	1	1
500 shares issued and outstanding at June 30, 2020
500 shares issued and outstanding at December 31, 2019
Common stock, $0.00001 par value 10,000,000,000 authorized	10,373	45
1,037,345,278 shares issued and outstanding at June 30, 2020 (1)
4,524,351 shares issued and outstanding at December 31, 2019 (1)
Additional paid in capital	(9,141,369)	(12,857,352)
Accumulated earnings (deficit)	(7,683,403)	(4,179,521)
Total stockholders’ equity (deficit)	(16,814,398)	(17,036,827)
Total liabilities and stockholders’ equity (deficit)	$108,570	$46,091

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-one thousand reverse stock split that was made effective on December 18, 2019. See Note 12.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales	$74,709	$117,021	$190,086	$264,443
Cost of materials	3,796	—	3,796	2,529
Gross profit	70,913	117,021	186,290	261,914

Operating expenses:
G&A expenses	138,296	242,344	236,220	3,426,793
Professional fees	57,515	14,410	64,345	21,271
Salaries and wages	151,988	155,480	288,779	329,458
Total operating expenses	347,799	412,234	589,344	3,777,522

Loss from operations	(276,886)	(295,213)	(403,054)	(3,515,608)

Other income (expense):
Gain (loss) on settlement of debt	(204,249)	(17,622)	(204,249)	(27,622)
Derivative expense	49,652,589	(4,449,805)	(1,974,854)	(6,775,029)
Interest expense	(262,851)	(316,649)	(921,725)	(527,561)
Total other income (expense)	49,185,489	(4,784,076)	(3,100,828)	(7,330,212)

Net loss before income taxes	48,908,603	(5,079,289)	(3,503,882)	(10,845,820)
Income tax expense	—	—	—	—
Net profit (loss)	$48,908,603	$(5,079,289)	$(3,503,882)	$(10,845,820)

Per share information
Weighted average number of common shares outstanding, basic and diluted (1)	67,443,012	163,514	67,441,361	141,957
Net income (loss) per common share, basic and diluted	$0.73	$(31.06)	$(0.05)	$(76.40)

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-one thousand reverse stock split that was made effective on December 18, 2019. See Note 12.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	Convertible Preferred Stock				Preferred Stock				Additional	Accumulated	Total
	Series A		Series C		Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2019	5,985,248	$10,713,594	35,583	$355,830	500	$1	4,524,351	$45	$(12,857,352)	$(4,179,521)	$(17,036,827)

Imputed interest	—	—	—	—	—	—	—	—	3,376	—	3,376
Common shares issued due to reverse stock split rounding	—	—	—	—	—	—	3,476	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(52,412,485)	(52,412,485)
Balances for March 31, 2020	5,985,248	$10,713,594	35,583	$355,830	500	$1	4,527,827	$45	$(12,853,976)	$(56,592,006)	$(69,445,936)

Conversion of debt to common stock	—	—	—	—	—	—	833,788,601	8,338	761,411	—	769,749
Convertible preferred stock converted to common stock	(122,233)	(218,797)	—	—	—	—	199,028,850	1,990	316,440	—	318,430
Imputed interest	—	—	—	—	—	—	—	—	3,497	—	3,497
Derivative settlements	—	—	—	—	—	—	—	—	2,631,259	—	2,631,259
Net profit	—	—	—	—	—	—	—	—	—	48,908,603	48,908,603
Balances for June 30, 2020	5,863,015	$10,494,797	35,583	$355,830	500	$1	1,037,345,278	$10,373	$(9,141,369)	$(7,683,403)	$(16,814,398)

Balances for December 31, 2018	5,064,929	$9,066,223	—	$—	500	$1	108,078	$1	$(24,198,066)	$6,634,730	$(17,563,334)

Conversion of debt to common stock	—	—	—	—	—	—	26,573	—	52,438	—	52,438
Cashless warrant exercise	—	—	—	—	—	—	6,963	—	—	—	—
Convertible preferred stock issued for services	1,675,978	3,000,000	—	—	—	—	—	—	—	—	—
Convertible preferred stock converted to common stock	(2,413)	(4,319)	—	—	—	—	5,400	—	4,319	—	4,319
Contributed capital	—	—	—	—	—	—	—	—	362,261	—	362,261
Imputed interest	—	—	—	—	—	—	—	—	4,029	—	4,029
Lease standard adoption	—	—	—	—	—	—	—	—	—	(1,835)	(1,835)
Derivative settlements	—	—	—	—	—	—	—	—	524,908	—	524,908
Net loss	—	—	—	—	—	—	—	—	—	(5,766,531)	(5,766,531)
Balances for March 31, 2019	6,738,494	$12,061,904	—	$—	500	$1	147,014	$1	$(23,250,111)	$866,364	$(22,383,745)

Conversion of debt to common stock	—	—	—	—	—	—	24,213	1	67,939	—	67,940
Warrant shares exchanged for preferred stock	—	—	45,750	457,500	—	—	—	—	—	—	—
Preferred stock repurchased and retired	(43,299)	(77,505)	—	—	—	—	—	—	—	—	—
Common stock issued for services	—	—	—	—	—	—	424	—	24,957	—	24,957
Imputed interest	—	—	—	—	—	—	—	—	3,692	—	3,692
Contributed capital	—	—	—	—	—	—	—	—	(7,297)	—	(7,297)
Derivative settlements	—	—	—	—	—	—	—	—	4,393,889	—	4,393,889
Net loss	—	—	—	—	—	—	—	—	—	(5,079,289)	(5,079,289)
Balances for June 30, 2019	6,695,195	11,984,399	45,750	457,500	500	$1	171,651	2	(23,160,820)	(4,212,925)	(22,979,853)

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-one thousand reverse stock split that was made effective on December 18, 2019. See Note 12.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net profit (loss)	$(3,503,882)	$(10,845,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	579,950	366,469
Stock based compensation	—	3,000,000
Imputed interest	6,873	7,721
Loss on conversion of debt	104,617	27,622
Loss on conversion of preferred shares to common stock	99,632	—
Change in fair value of derivative liability	1,974,854	6,775,029
Penalties on notes payable	197,939
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(1,526)	23,347
Inventory	(3,305)	(1,224)
Prepaid expenses	7,268	(228)
Right-of-use asset	—	(3,802)
Accrued interest	136,964	277,780
Accounts payable	109,552	121,207
Accrued expenses	166,059	(34,458)
Advances from related parties	6,700	(55,604)
Deferred revenue	4,801	—
Net cash (used in) provided by operating activities	(113,504)	(341,961)

Cash flows from investing activities:
Cash paid for fixed assets	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from convertible debt	107,500	647,000
Proceeds from loans payable	72,920	—
Repurchase of preferred series A shares - related party	—	(77,500)
Payments on convertible debt	—	(125,000)
Payments on promissory notes	(2,000)	(47,500)
Net cash (used in) provided for financing activities	178,420	397,000

Net increase (decrease) in cash	64,916	55,039

Cash, beginning of period	25,495	5,982
Cash, end of period	$90,411	$61,021

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Stock issued for debt conversion	$665,132	$120,379
Settlement of debt by related party	$—	$354,961
Discount from derivative	$317,791	$914,312
Preferred stock converted to common stock	$218,797	$54
Debt exchanged for payment of accounts payable	$15,600
Cashless warrant exercise	$—	$69
Lease adoption recognition	$—	$77,700
Derivative warrants settled with preferred C shares	$—	$1,830,001
Derivative settlements	$2,631,259	$3,546,290

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2020 and December 31, 2019 is $0.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 for each fair value hierarchy level:

June 30, 2020	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,830,186	$2,830,186

December 31, 2019	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$3,168,799	$3,168,799

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of June 30, 2020 and December 31, 2019, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2020, the Company has a shareholders’ deficit of $16,814,398 since its inception, working capital deficit of $5,968,933, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

3. ACCRUED EXPENSES

As of June 30, 2020 and December 31, 2019, accrued expenses were comprised of the following:

	June 30,	December 31,
	2020	2019
Accrued expenses
Credit cards	$8,927	$8,282
Customer deposits	18,307	18,307
Deferred payroll taxes	6,026	—
Employee liabilities	7,612	7,612
Sales tax payable	1,936	1,416
Short-term loans	3,000	3,000
Total accrued expenses	$45,808	$38,617

Accrued interest
Interest on notes payable	$157,562	$111,326
Interest on short-term loans	1,415	—
Interest on accrued wages	327,428	263,113
Total accrued interest	$486,405	$374,439

Accrued wages	$1,343,323	$1,184,455

4. CONVERTIBLE NOTES PAYABLE

As of June 30, 2020 and December 31, 2019, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	June 30,	December 31,
	Note Date	Date	Rate	Rate	2020	2019
Armada Investment #2*	5/30/2019	2/29/2020	18%	Variable	$27,500	$27,500
Armada Investment #3	7/22/2019	7/22/2020	8%	Variable	—	37,950
Armada Investment #4	12/6/2019	12/6/2020	8%	Variable	9,150	18,150
BHP Capital NY #3*	3/26/2019	3/26/2020	24%	Variable	3,000	28,600
BHP Capital NY #4*	4/9/2019	1/9/2020	18%	Variable	46,000	46,000
BHP Capital NY #6*	5/30/2019	2/29/2020	18%	Variable	27,500	27,500
BHP Capital NY #7	7/22/2019	7/22/2020	8%	Variable	37,950	37,950
BHP Capital NY #8	8/7/2019	8/7/2020	8%	Variable	33,000	33,000
BHP Capital NY #9	12/20/2019	12/20/2020	12%	Variable	19,000	19,000
Blackbridge Capital #2*	5/3/2016	5/3/2017	5%	Variable	80,400	80,400
Coventry #3*	5/31/2019	5/31/2020	24%	Variable	4,553	38,691
Coventry #4	2/4/2020	2/4/2021	10%	Variable	40,000	—
Emunah Funding #4*	10/20/2018	7/20/2019	24%	Variable	2,990	2,990
Emunah Funding #8*	1/31/2019	1/31/2020	24%	Variable	33,652	33,652
Fourth Man #2*	10/26/2018	7/20/2019	24%	Variable	8,257	8,257
Fourth Man #4*	4/23/2019	4/23/2020	10%	Variable	16,865	16,865
Fourth Man #5	7/22/2019	7/22/2020	8%	Variable	—	37,950
Fourth Man #6	8/12/2019	8/12/2020	8%	Variable	17,600	17,600
Fourth Man #7	10/9/2019	10/8/2020	8%	Variable	—	27,500
Fourth Man #8	12/10/2019	9/10/2020	12%	Variable	—	16,500
GPL Ventures #2*	5/20/2020	6/15/2020	10%	Variable	3,841	—
James Powell	9/7/2015	Demand	8%	Variable	150,875	150,875
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Jefferson St Capital #3	4/9/2019	1/9/2020	8%	Variable	—	44,400
Jefferson St Capital #5*	5/30/2019	2/29/2020	18%	Variable	4,000	27,500
Jefferson St Capital #6*	6/21/2019	3/21/2020	18%	Variable	27,500	27,500
Jefferson St Capital #7*	8/20/2019	5/20/2020	18%	Variable	38,500	38,500
Jefferson St Capital #8	12/20/2019	12/20/2020	12%	Variable	19,000	19,000
Optempus Invest #1	9/4/2019	4/4/2020	6%	Variable	—	25,000
Optempus Invest #2	9/13/2019	4/13/2020	6%	Variable	—	20,000
Optempus Invest #3	10/15/2019	6/15/2020	6%	Variable	—	25,000
Power Up Lending #1*	3/14/2019	3/14/2020	22%	Variable	6,500	6,500
Power Up Lending #2	5/13/2019	5/13/2020	10%	Variable	—	103,000
Power Up Lending #3	6/20/2019	6/20/2020	10%	Variable	—	53,000
Power Up Lending #4	5/18/2020	5/18/2021	10%	Variable	16,000
Power Up Lending #5	6/15/2020	6/15/2021	10%	Variable	43,000
Power Up Lending #6	6/24/2020	6/24/2021	10%	Variable	33,000
Redstart Holdings*	3/5/2020	6/20/2020	22%	Variable	36,500	—
					791,133	1,101,330
Less debt discount					(141,536)	(394,795)
Notes payable, net of discount					$649,597	$706,535

*	As of June 30, 2020, the balance of notes payable that are in default is $312,639.

Armada Investment Fund LLC

On May 30, 2019, the Company issued a convertible note to Armada Investment Fund LLC for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2,833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $27,500 has been amortized to the statement of operations. As of June 30, 2020, the note had a principal balance of $27,500 and accrued interest of $3,312. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to Armada Investment Fund LLC for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, and $37,950 has been amortized to the statement of operations. During the six months ended June 30, 2020, the Company issued 55,597,416 common shares upon the conversion of principal in the amount of $37,500, accrued interest of $2,719, and conversion fees of $3,600. As of June 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 6, 2019, the Company received funding pursuant to a convertible note issued to Armada Investment Fund LLC for $18,150, which includes $15,000 to settle outstanding accounts payable and $3,150 in transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on December 6, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $18,150 due to this conversion feature, and $9,025 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2020 of $7,885. During the six months ended June 30, 2020, the Company issued 24,218,648 common shares upon the conversion of principal in the amount of $9,000, accrued interest of $819, and conversion fees of $1,200. As of June 30, 2020, the note had a principal balance of $9,150 and accrued interest of $2.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

BHP Capital NY, Inc.

On March 26, 2019, the Company received funding pursuant to convertible note issued to BHP Capital NY for $28,600, of which $25,000 was received in cash and $3,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on March 26, 2019, and is convertible into common stock at 58% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $28,600 due to this conversion feature, and $28,600 has been amortized to the statement of operations. During the six months ended June 30, 2020, the Company issued 65,517,241 common shares upon the conversion of principal in the amount of $25,600, and conversion fees of $1,000. As of June 30, 2020, the note had a principal balance of $3,000 and accrued interest of $4,058. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 9, 2019, the Company issued a convertible note to BHP Capital NY, Inc. for $55,000, which includes transaction fee interest of $6,500, and cash consideration of $48,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on January 9, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,000 due to this conversion feature, and $55,000 has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 76,100 common shares upon the conversion of principal in the amount of $9,000, accrued interest of $1,915, and conversion fees of $500. As of June 30, 2020, the note had a principal balance of $46,000 and accrued interest of $5,171. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to BHP Capital NY for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2,833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $27,500 has been amortized to the statement of operations. As of June 30, 2020, the note had a principal balance of $27,500 and accrued interest of $3,312. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, and $35,670 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2020 of $2,280. As of June 30, 2020, the note had a principal balance of $37,950 and accrued interest of $2,861.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 7, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $33,000 of which $29,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 7, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $29,573 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2020 of $3,427. As of June 30, 2020, the note had a principal balance of $33,000 and accrued interest of $2,372.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $19,000 of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, and $10,019 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2020 of $8,981. As of June 30, 2020, the note had a principal balance of $19,000 and accrued interest of $1,207.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Blackbridge Capital

On May 3, 2016, the Company accepted and agreed to a Debt Purchase Agreement, whereby Blackbridge Capital acquired $100,000 in principal of a Direct Capital Group, Inc. convertible note in exchange for $100,000. The note bears interest at 5% per annum, matured on May 3, 2017, and is convertible into common stock at 50% of the lowest market price of the 20 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $100,000 due to this conversion feature, which has been amortized to the statement of operations. The note has converted $19,600 of principal into 267 shares of common stock. As of June 30, 2020, the note had a principal balance of $80,400 and accrued interest of $16,757. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Coventry Enterprises, LLC

On May 31, 2019, the Company issued a convertible note to Coventry Enterprises for $50,000, of which $47,500 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matures on May 31, 2020, and is convertible into common stock at 61% multiplied by the lowest trading price during the 20-day trading period including the conversion date. During the three month period ended March 31, 2020, the Company recorded a default penalty of $38,691. The Company recorded a debt discount from the derivative equal to $101,925 due to this conversion feature, and $101,925 has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 425,000 common shares upon the conversion of principal in the amount of $11,309 and accrued interest of $2,818. During the six months ended June 30, 2020, the Company issued 112,000,000 common shares upon the conversion of principal in the amount of $72,804, accrued interest of $8,809, and conversion fees of $2,415. As of June 30, 2020, the note had a principal balance of $4,553.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On February 4, 2020, the Company issued a convertible note to Coventry Enterprises for $40,000, of which $37,500 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matures on February 4, 2021, and is convertible into common stock at 60% multiplied by the lowest trading price during the 20-day trading period prior to the conversion date. The Company recorded a debt discount from the derivative equal to $40,000 due to this conversion feature, and $19,891 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2020 of $20,109. As of June 30, 2020, the note had a principal balance of $40,000 and accrued interest of $1,995.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended June 30, 2020, the note has converted $13,450 of principal and $4,918 of interest into 7,145 shares of common stock. As of June 30, 2020, the note had a principal balance of $2,990 and accrued interest of $718. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 31, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $33,000, which includes $5,000 to settle outstanding accounts payable, $4,500 in transaction fees and cash consideration of $23,500. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on January 31, 2020, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $33,000 has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered late filing penalties of $50,652. During the year ended June 30, 2020, the Company made cash payments of $50,000. As of June 30, 2020, the note had a principal balance of $33,652 and accrued interest of $6,122.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On October 26, 2018, the Company accepted and agreed to a Debt Purchase Agreement, whereby Fourth Man LLC acquired $40,000 of debt from an Emunah Funding LLC convertible note in exchange for $40,000. The note bears interest of 24%, matures on July 20, 2019, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $16,591 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 22,299 common shares upon the conversion of principal in the amount of $31,743. As of June 30, 2020, the note had a principal balance of $8,257 and accrued interest of $3,206. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 23, 2019, the Company issued a convertible note to Fourth Man LLC for $26,400, which includes $24,000 to settle outstanding accounts payable, and transaction fee interest of $2,400. The note bears interest of 10%, matures on April 23, 2020, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $26,400 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 165,531 common shares upon the conversion of principal in the amount of $9,535. As of June 30, 2020, the note had a principal balance of $16,865 and accrued interest of $2,423.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, which has been amortized to the statement of operations. During the six months ended June 30, 2020, the Company issued 89,447,039 common shares upon the conversion of principal in the amount of $37,950, accrued interest of $2,837 and conversion fees of $3,600. As of June 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 12, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $17,600, of which $15,000 was received in cash and $2,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 12, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $17,600 due to this conversion feature, and $15,532 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2020 of $2,068. As of June 30, 2020, the note had a principal balance of $17,600 and accrued interest of $1,246.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 9, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on October 19, 2020, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the six months ended June 30, 2020, the Company issued 30,896,663 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $1,477, and conversion fees of $2,400. As of June 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 10, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $16,500 of which $15,000 was received in cash and $1,500 was recorded as transaction fees. The note bears interest of 12% (increases to 24% per annum upon an event of default), matures on September 10, 2020, and is convertible into the lower of 1) 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $16,500 due to this conversion feature, which has been amortized to the statement of operations. During the six months ended June 30, 2020, the Company issued 15,008,658 common shares upon the conversion of principal in the amount of $16,500, accrued interest of $1,010 and conversion fees of $500. As of June 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

GPL Ventures LLC

On April 29, 2020, the Company accepted and agreed to an Assignment Agreement, whereby GPL Ventures acquired $25,000 of principal and $958 in accrued interest from one note with Optempus Investments, LLC. The note bears interest at 10%, matured on April 4, 2020, and is convertible into % 55 the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. During the six months ended June 30, 2020, the Company issued 21,631,275 common shares upon the conversion of principal in the amount of $25,958. As of June 30, 2020, the note had an accrued interest balance of $120. The note is currently in default.

On May 20, 2020, the Company accepted and agreed to an Assignment Agreement, whereby GPL Ventures acquired $45,000 of principal, $2,664 in debt discounts, and $2,290 in accrued interest from two notes with Optempus Investments, LLC. The note bears interest at 10%, matures on June 15, 2020, and is convertible into 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. During the six months ended June 30, 2020, the Company issued 73,000,000 common shares upon the conversion of principal in the amount of $43,450, and the debt discount of $2,664 has been amortized to the statement of operations. As of June 30, 2020, the note had a principal balance of $3,841 and accrued interest of $338. The note is currently in default.

James Powell

On September 7, 2015, the Company issued a convertible note with the Company’s former President, James Powell for non-cash consideration for accrued fees of $150,875. The note bears interest at 8%, is due on demand, and is convertible into convertible into common stock at 50% of the lowest trading price for the 15 days prior to the date of conversion. As of June 30, 2020, the note had a principal balance of $150,875 and accrued interest of $58,138.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 10,691 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of June 30, 2020, the note had a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 9, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $55,000, which includes transaction fee interest of $6,500, and cash consideration of $48,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on January 9, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 74,000 common shares upon the conversion of principal in the amount of $10,600 and $500 in conversion fees. During the six months ended June 30, 2020, the Company issued 33,860,373 common shares upon the conversion of principal in the amount of $44,400, accrued interest of $2,200 and conversion fees of $1,500. As of June 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2.833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the six months ended June 30, 2020, the Company issued 43,076,923 common shares upon the conversion of principal in the amount of $, 23,500, accrued and conversion fees of $1,500. As of June 30, 2020, the note had a principal balance of $4,000 and accrued interest of $3,282. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 21, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes transaction fee interest of $4,000, and cash consideration of $23,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on March 21, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. As of June 30, 2020, the note had a principal balance of $27,500 and accrued interest of $3,037. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $38,500, of which $32,000 was received in cash and $6,500 was recorded as transaction fees. The note bears interest at 10% (increases to 18% per annum upon an event of default), matures on May 20, 2020, and is convertible into the lower of 1) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of the note, and 2) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $38,500 due to this conversion feature, which has been amortized to the statement of operations. As of June 30, 2020, the note had a principal balance of $38,500 and accrued interest of $3,106.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $19,000, of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, and $10,019 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2020 of $8,981. As of June 30, 2020, the note had a principal balance of $19,000 and accrued interest of $1,207.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Optempus Investments, LLC

On September 4, 2019, the Company received $25,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $25,000. The note bears interest at 6% (increases to 24% per annum upon an event of default), matures on April 4, 2020, and is convertible into the lower of 1) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of the note, and 2) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, which has been amortized to the statement of operations. On April 29, 2020, the principal amount of $25,000, and interest of $958 was reassigned to GPL Ventures LLC. As of June 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 13, 2019, the Company received $20,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $20,000. The note bears interest at 6% (increases to 24% per annum upon an event of default), matures on April 13, 2020, and is convertible into the lower of 1) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of the note, and 2) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. On May 20, 2020, the principal amount of $20,000, and interest of $1,395 was reassigned to GPL Ventures LLC. As of June 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 15, 2019, the Company received $25,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $25,000. The note bears interest at 6%, matures on June 15, 2020, and is convertible into 70% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, and $22,336 has been amortized to the statement of operations. On May 20, 2020, the principal amount of $25,000, debt discount of $2,664 and interest of $896 was reassigned to GPL Ventures LLC. As of June 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Power Up Lending Group Ltd.

On March 14, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $73,000, of which $70,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on March 14, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $73,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a late filing penalty of $36,500. During the year ended December 31, 2019, the Company issued 445,833 common shares upon the conversion of principal in the amount of $103,000. As of June 30, 2020, the note has a principal balance of $6,500 and accrued interest of $8,803. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 13, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $103,000, of which $100,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 13, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $103,000 due to this conversion feature, and $65,290 has been amortized to the statement of operations. During the six months ended June 30, 2020, the Company entered a default penalty of $103,000. On March 5, the principal amount of $206,000, debt discount and transaction fee interest of $37,710 and interest of $14,115 was reassigned to Redstart Holdings Corp. As of June 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 20, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $53,000, of which $50,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 20, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $53,000 due to this conversion feature, and $28,092 has been amortized to the statement of operations. During the six months ended June 30, 2020, the Company entered a default penalty of $53,000. On March 5, the principal amount of $106,000, debt discount and transaction fee interest of $24,908 and interest of $6,769 was reassigned to Redstart Holdings Corp. As of June 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 18, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $16,000, of which $15,600 was paid to settle accounts payable, and $400 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 18, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $16,000 due to this conversion feature, and $1,885. The debt discount and transaction fee interest had a balance at June 30, 2020 of $14,115. As of June 30, 2020, the note had a principal balance of $16,000 and accrued interest of $188.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 15, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,000, of which $40,000 was received in cash, and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 15, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $43,000 due to this conversion feature, and $1,767 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2020 of $41,233. As of June 30, 2020, the note had a principal balance of $43,000 and accrued interest of $177.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 24, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $33,000, of which $30,000 was received in cash, and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 24, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $43,000 due to this conversion feature, and $542 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2020 of $32,458. As of June 30, 2020, the note had a principal balance of $33,000 and accrued interest of $54.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Redstart Holdings Corp.

On March 5, 2020, the Company accepted and agreed to a Assignment Agreement, whereby Redstart Holdings Corp. acquired $156,000 of principal, $156,000 in penalties, $62,618 in debt discount and financing costs, and $20,884 in accrued interest from two notes with Power Up Lending Group Ltd. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 20, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded an additional debt discount from the derivative equal to the amount of $156,000 due to this conversion feature, which has been amortized to the statement of operations. During the six months ended June 30, 2020, the Company issued 269,534,365 common shares upon the conversion of principal in the amount of $275,500, and accrued interest of $5,150. As of June 30, 2020, the note had a principal balance of $36,500 and accrued interest of $24,351.

Convertible Note Conversions

During the six months ended June 30, 2020, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Price	Issued	Issued to
04/16/20	1,600.00	—	$1,600	0.0073	219,178	Redstart Holdings
04/22/20	1,600.00	—	1,600	0.0073	219,178	Redstart Holdings
04/28/20	1,500.00	—	1,500	0.0059	254,237	Redstart Holdings
05/01/20	1,100.00	—	1,100	0.0044	250,000	Redstart Holdings
05/05/20	12,500.00	—	12,500	0.0032	3,955,696	GPL Ventures
05/06/20	12,000.00	—	12,000	0.0044	2,727,272	Redstart Holdings
05/14/20	—	—	—	0.0000	6,460,971	GPL Ventures
05/19/20	13,457.53	—	13,458	0.0012	11,214,608	GPL Ventures
05/20/20	12,744.36	7,385.64	20,130	0.0018	11,000,000	Coventry
06/03/20	22,600.00	—	22,600	0.0021	10,761,905	Redstart Holdings
06/05/20	34,650.00	—	34,650	0.0017	21,000,000	GPL Ventures
06/05/20	18,000.00	—	18,000	0.0021	8,624,708	Jefferson St Cap
06/05/20	21,500.00	—	21,500	0.0020	10,750,000	Redstart Holdings
06/08/20	19,192.31	937.69	20,130	0.0018	11,000,000	Coventry
06/08/20	22,800.00	—	22,800	0.0018	13,333,333	Fourth Man
06/08/20	21,500.00	—	21,500	0.0020	10,750,000	Redstart Holdings
06/09/20	21,500.00	—	21,500	0.0020	10,750,000	Redstart Holdings
06/09/20	21,500.00	—	21,500	0.0020	10,750,000	Redstart Holdings
06/10/20	16,500.00	1,010.39	17,510	0.0012	15,008,658	Fourth Man
06/11/20	14,500.00	—	14,500	0.0019	7,957,559	Jefferson St Cap
06/11/20	18,300.00	—	18,300	0.0017	10,764,706	Redstart Holdings
06/12/20	18,950.00	2,686.65	21,637	0.0012	19,518,506	Armada
06/12/20	8,800.00	—	8,800	0.0009	10,000,000	GPL Ventures
06/12/20	14,000.00	—	14,000	0.0013	10,769,231	Redstart Holdings
06/15/20	11,800.00	—	11,800	0.0011	10,727,273	Redstart Holdings
06/16/20	13,575.00	—	13,575	0.0006	23,452,381	Fourth Man
06/16/20	—	—	—	0.0000	42,000,000	GPL Ventures
06/16/20	11,900.00	2,200.00	14,100	0.0008	17,278,106	Jefferson St Cap
06/16/20	10,700.00	—	10,700	0.0010	10,700,000	Redstart Holdings
06/17/20	10,000.00	20.82	10,021	0.0007	16,440,765	Armada
06/17/20	15,739.83	272.67	16,013	0.0006	25,000,000	Coventry
06/17/20	9,100.00	—	9,100	0.0009	10,705,882	Redstart Holdings
06/17/20	9,100.00	—	9,100	0.0009	10,705,882	Redstart Holdings
06/19/20	13,950.00	—	13,950	0.0005	31,562,500	Fourth Man
06/19/20	6,600.00	5,150.00	11,750	0.0007	17,537,313	Redstart Holdings
06/22/20	12,250.00	—	12,250	0.0007	20,000,000	Jefferson St Cap
06/22/20	12,200.00	—	12,200	0.0006	20,000,000	Redstart Holdings
06/23/20	9,000.00	11.84	9,012	0.0005	19,638,145	Armada
06/24/20	7,500.00	—	7,500	0.0004	19,704,433	BHP Capital
06/24/20	14,806.38	138.62	14,945	0.0004	35,000,000	Coventry
06/24/20	10,425.00	2,836.51	13,262	0.0004	34,432,158	Fourth Man
06/24/20	10,400.00	—	10,400	0.0005	20,000,000	Redstart Holdings
06/25/20	10,400.00	—	10,400	0.0005	20,000,000	Redstart Holdings
06/26/20	4,700.00	1,476.60	6,177	0.0004	17,563,330	Fourth Man
06/26/20	10,400.00	—	10,400	0.0005	20,000,000	Redstart Holdings
06/29/20	9,000.00	819.48	9,819	0.0005	24,218,648	Armada
06/29/20	18,100.00	—	18,100	0.0004	45,812,808	BHP Capital
06/29/20	10,345.34	49.68	10,395	0.0004	30,000,000	Coventry
06/29/20	11,250.00	—	11,250	0.0005	23,076,923	Jefferson St Cap
06/29/20	10,400.00	—	10,400	0.0005	20,000,000	Redstart Holdings
06/30/20	15,700.00	—	15,700	0.0005	30,192,308	Redstart Holdings
Total conversions	640,136	24,997	665,132		833,788,601
Loss on conversion	—	—	86,902
Conversion fees	—	—	17,715
	$640,136	$24,997	$769,749		833,788,601

5. LOANS PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. During the six months ended June 30, 2020, the Company recorded payments of $2,000.

As of June 30, 2020 and December 31, 2019, the principal balance owed to Direct Capital Group was $14,500 and $16,500, respectively.

On May 3, 2020, the Company, was granted a loan (the “Loan”) from Bank of America. in the amount of $72,920, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated May 3, 2020 issued by the Borrower, matures on May 3, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 3, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

During the six months ended June 30, 2020, the Company recorded accrued interest of $1,414 on the PPP loan.

6. DERIVATIVE LIABILITIES

During the six months ended June 30, 2020, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at June 30, 2020 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended June 30, 2020:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$1,631,390	$3,804	$1,533,605	$3,168,799
Initial recognition of derivative liability	34,483,302	—	—	34,483,302
Derivative settlements	(2,631,259)	—	—	(2,631,259)
Loss (gain) on derivative liability valuation	(32,410,107)	23,550	195,901	(32,190,656)
Balance, end of period	$1,073,326	$27,354	$1,729,506	$2,830,186

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2020:

Valuation data
Expected dividends	0%
Expected volatility	347%-1,033.64%
Expected term	.09 – 1 year
Risk free interest	.13%-.18%

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

The fair value at the valuation dates were based upon the following management assumptions:

Valuation data
Expected dividends	0%
Expected volatility	495.34%-499.25%
Expected term	3.51 – 4.28 years
Risk free interest	.18%-.24%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation data
Expected dividends	0%
Expected volatility	761.16%
Expected term	1 year
Risk free interest	.16%

7. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the six months ended June 30, 2020, the Company made payments of $3,500 to amounts due to related parties, and $10,200 was advanced to the Company by related parties. As of June 30, 2020 and December 31, 2019, the Company owed related parties $97,830 and $91,130, respectively. During the six months ended June 30, 2020, the Company recorded imputed interest of $6,873 to the statement of operations with a corresponding increase to additional paid in capital. As of June 30, 2020 and December 31, 2019, the Company recorded accounts payable due to related parties of $31,269 and $31,269, respectively.

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

During the six months ended June 30, 2020, 122,233 shares of Convertible Series A Preferred stock were converted to 199,028,850 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $99,632, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $1.79 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $10,494,797, which represents 5,863,015 Series A Preferred Stock at $1.79 per share, issued and outstanding as of June 30, 2020, outside of permanent equity and liabilities.

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

As of June 30, 2020, 10,000,000 Series A Convertible Preferred shares and 45,750 Series C Convertible Preferred shares were authorized, of which 5,863,015 Series A Convertible Preferred shares were issued and outstanding and 35,583 Series C Convertible Preferred shares were issued and outstanding.

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

As of June 30, 2020, 10,000,000 Series B Preferred shares were authorized, of which 500 shares were issued and outstanding.

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

During the six months ended June 30, 2020, 122,233 shares of Convertible Series A Preferred stock were converted to 199,028,850 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $99,632, which was recorded to the statement of operations.

During the six months ended June 30, 2020, the holders of convertible notes converted a total of $655,132 of principal and interest, and $17,715 in note fees, into 833,788,601 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $86,902 and settled $2,631,259 worth of derivative liabilities which was recorded to additional paid in capital.

As of June 30, 2020, 5,000,000,000 common shares, par value $0.00001, were authorized, of which 1,037,345,278 shares were issued and outstanding.

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

Operating loss carryforwards generated from inception through June 30,2020 of approximately $2,906,532 will begin to expire in 2034.   The Company applies a statutory income tax rate of 21%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $610,372 at June 30, 2020.

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

On November 1, 2019, the Company renewed an Employment Agreement with Robert Stillwaugh, which appoints him as President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the six months ended June 30, 2020, the Company recorded wages of $22,500 in connection with this agreement.

On November 1, 2019, the Company renewed an Employment Agreement with Mike Schatz, which appoints him as the Vice President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the six months ended June 30, 2020, the Company recorded wages of $22,500 in connection with this agreement.

On November 1, 2019, the Company renewed an Employee Agreement with Richard Hylen which appoints him as Chief Executive Officer, Chairman of the Board, and President, Secretary, and Treasurer of the Company. Mr. Hylen will receive an annual salary of $120,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the six months ended June 30, 2020, the Company recorded wages of $60,000 and payments of $23,132, in connection with this agreement.

On January 9, 2020, the Company renewed an Employee Agreement with Baron Tennelle, which appoints him as Director of Simlatus and President of Proscere Bioscience, Inc., a wholly owned subsidiary of Simlatus. He will receive an annual salary of $45,000 paid out quarterly in either cash or stock at the current fair market value of the stock at time of conversion. During the six months ended June 30, 2020, the Company recorded wages of $22,500 in connection with this agreement.

On February 19, 2020, the Company renewed an Employee Agreement with Dusty Vereker as a Director of the company, and Vice President of Proscere Bioscience. Her employment contract allows an annual salary of $45,000 to be paid quarterly in either cash or stock. Ms. Vereker’s Director Agreement allows for fees associated with meetings and conferences. During the six months ended June 30, 2020, the Company recorded wages of $22,500 in connection with this agreement.

13. SUBSEQUENT EVENTS

Convertible Notes and Agreements

On August 3, 2020, the Company entered in a Convertible Promissory Note with Fourth Man LLC in the amount of $27,500. The note is unsecured, bears interest at 8% per annum, and matures on August 3, 2021.

Subsequent Issuances

On July 1, 2020, the holder of a convertible note converted a total of $23,100 of principal into 50,217,392 shares of our common stock.

On July 1, 2020, the holder of a convertible note converted a total of $16,146 of principal, interest, and fees into 35,484,737 shares of our common stock.

On July 1, 2020, the holder of a convertible note converted a total of $6,397 of principal, interest, and fees into 21,758,881 shares of our common stock.

On July 2, 2020, the holder of a convertible note converted a total of $20,081 of principal, interest, and fees into 47,812,803 shares of our common stock.

On July 2, 2020, the holder of a convertible note converted a total of $23,100 of principal and interest into 50,217,391 shares of our common stock.

On July 6, 2020, the holder of a convertible note converted a total of $7,127 of principal, interest, and fees into 13,706,192 shares of our common stock.

On July 7, 2020, the holder of a convertible note converted a total of $804 of interest into 2,009,375 shares of our common stock.

On July 7, 2020, the holder of a convertible note converted a total of $15,269 of principal, interest, and fees into 39,815,732 shares of our common stock.

On July 7, 2020, the holder of a convertible note converted a total of $4,578 of principal and interest into 17,270,950 shares of our common stock.

On July 7, 2020, 6,266 shares of Preferred Series A stock was converted in to 37,386,667 shares of common stock.

On July 7, 2020, 5,969 shares of Preferred Series A stock was converted in to 35,613,333 shares of common stock.

On July 8, 2020, the holder of a convertible note converted a total of $25,601 of principal, interest, and fees into 71,324,065 shares of our common stock.

On July 9, 2020, the holder of a convertible note converted a total of $19,728 of principal, interest, and fees into 65,759,708 shares of our common stock.

On July 9, 2020, 20,300 shares of Preferred Series A stock was converted in to 74,084,000 shares of common stock.

On July 10, 2020, the holder of a convertible note converted a total of $10,372 of principal, interest, and fees into 32,565,338 shares of our common stock.

On July 15, 2020, 19,900 shares of Preferred Series A stock was converted in to 90,815,000 shares of common stock.

On July 16, 2020, the holder of a convertible note converted a total of $17,541 of principal and interest into 89,954,923 shares of our common stock.

On July 16, 2020, the holder of a convertible note converted a total of $10,357 of principal, interest, and fees into 69,046,532 shares of our common stock.

On July 17, 2020, 10,000 shares of Preferred Series A stock was converted in to 89,500,000 shares of common stock.

On July 22, 2020, the holder of a convertible note converted a total of $7,009 of principal, interest, and fees into 35,941,262 shares of our common stock.

On July 29, 2020, 16,300 shares of Preferred Series A stock was converted in to 99,606,666 shares of common stock.

On July 31, 2020, 6,031 shares of Preferred Series A stock was converted in to 107,954,900 shares of common stock.

On August 4, 2020, the holder of a convertible note converted a total of $21,000 of principal and fees into 175,000,000 shares of our common stock.

On August 10, 2020, 14,500 shares of Preferred Series A stock was converted in to 113,883,587 shares of common stock.

On August 11, 2020, the holder of a convertible note converted a total of $11,000 of principal and interest in to 112,820,513 shares of our common stock.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

Revenues:

The Company’s revenues were $74,709 for the three months ended June 30, 2020 compared to $117,021 for the three months ended June 30, 2019. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. For the three months ended June 30, 2020, the Company had one major customer who represented approximately 46% of total revenue. The decrease in revenue is due to a decrease in customer sales and a reduction in sales efforts due to COVID-19. In addition, Richard Hylen has been focused on expansion, and local customer base retention has declined. Satel has strong relationships with commercial and residential building owners and management, and as a public company with the adequate funding, Satel can expand its services and anticipates increasing revenues over the next 24 months. Satel recognizes the customer needs, and the importance of competitive pricing and services. The company believes that it can invest its capital into faster internet, bundling of various internet based services, and expanding its customer base into the entire Bay Area.

Cost of Sales:

The Company’s cost of materials was $3,796 for the three months ended June 30, 2020, compared to $0 for the three months ended June 30, 2019.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended June 30, 2020, and June 30, 2019, were $347,799 and $412,234, respectively. The decrease was primarily attributable to a decrease in wages and general and administrative expenses due to COVID-19.

Other Income (Expense):

Other income (expense) for the three months ended June 30, 2020 and June 30, 2019 was $49,185,489 and $(4,784,076), respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The decrease in other expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Profit (Loss):

Net profit (loss) for the three months ended June 30, 2020 was $48,908,603 compared to $(5,079,289) for the three months ended June 30, 2019. The increase in net profit can be explained by the changes in the loss in the fair value of derivative liabilities.

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Revenues:

The Company’s revenues were $190,086 for the six months ended June 30, 2020 compared to $264,443 for the six months ended June 30, 2019. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. For the six months ended June 30, 2020, the Company had one major customer who represented approximately 46% of total revenue. The decrease in revenue is due to a decrease in customer sales. In addition, Richard Hylen has been focused on expansion, and local customer base retention has declined. Satel has strong relationships with commercial and residential building owners and management, and as a public company with the adequate funding, Satel can expand its services and anticipates increasing revenues over the next 24 months. Satel recognizes the customer needs, and the importance of competitive pricing and services. The company believes that it can invest its capital into faster internet, bundling of various internet based services, and expanding its customer base into the entire Bay Area.

Cost of Sales:

The Company’s cost of materials was $3,796 for the six months ended June 30, 2020, compared to $2,529 for the six months ended June 30, 2019.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the six months ended June 30, 2020, and June 30, 2019, were $589,344 and $3,777,522, respectively. The decrease was primarily attributable to share based compensation recorded in 2019, and a decrease in wages and general and administrative expenses due to COVID-19.

Other Income (Expense):

Other income (expense) for the six months ended June 30, 2020 and June 30, 2019 was $(3,100,828) and $(7,330,212), respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The decrease in other expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Profit (Loss):

Net profit (loss) for the six months ended June 30, 2020, was $(3,503,882) compared to $(10,845,820) for the six months ended June 30, 2019. The decrease in net loss can be explained by the changes in the loss in the fair value of derivative liabilities and stock-based compensation.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	June 30,	December 31,
	2020	2019
Current Assets	$103,408	$40,929
Current Liabilities	6,072,341	6,013,494
Working Capital (Deficit)	$(5,968,933)	$(5,972,565)

The overall working capital (deficit) decreased from $(5,972,565) at December 31, 2019 to $(5,968,933) at June 30, 2020 due to the change in value of derivative liabilities.

	June 30,	June 30,
	2020	2019
Cash Flows (used in) provided by Operating Activities	$(113,504)	$(341,961)
Cash Flows provided by Investing Activities	—	—
Cash Flows (used for) provided by Financing Activities	178,420	397,000
Net Increase (decrease) in Cash During Period	$64,916	$55,039

During the six months ended June 30, 2020 cash (used in) provided by operating activities was $(113,504) compared to $(341,961) for the six months ended June 30, 2019. The decrease in the cash used in operating activities is primarily attributed to the change in fair value of derivative liabilities

During the six months ended June 30, 2020 cash provided by investing activities was $0 compared to $0 for the six months ended June 30, 2019.

During the six months ended June 30, 2020, cash (used for) provided by financing activities was $178,420 compared to $397,000, for the six months ended June 30, 2019. The decrease in cash provided by financing activity primarily resulted from a decrease in notes payable during the six months ended June 30, 2019.

As of June 30, 2020, the Company had a cash balance and current asset total of $90,411 and $103,408 respectively, compared with $25,495 and $40,929 of cash and current assets, respectively, as of December 31, 2019. The increase in assets was due to an increase in cash on hand and accounts receivable.

As of June 30, 2020, the Company had total liabilities of $6,072,341 compared with $6,013,494 as of December 31, 2019. The increase in total liabilities was primarily attributed to an increase in accounts payable, accrued wages, and accrued interest.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of June 30, 2020, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2019 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2019, that was filed with the SEC on June 3, 2020, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2020

/s/ Richard N. Hylen
By: Richard N. Hylen
Its: President, Chief Executive Officer