Form 10-Q
period 2020-09-30
Simlatus Corp
filed 2020-11-10
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, there were 2,995,989,390 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

SIMLATUS CORP.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Simlatus Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,” “SIML,” “our,” “us,” the “Company,” refers to Simlatus Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMLATUS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$26,578	$25,495
Accounts receivable	7,824	7,741
Inventory, net	2,343	425
Prepaid expenses	—	7,268
Total current assets	36,745	40,929

Security deposit	5,162	5,162

Total assets	$41,907	$46,091

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$504,800	$401,121
Accounts payable - related parties	31,269	31,269
Accrued wages	1,424,800	1,184,455
Accrued expenses	39,564	38,617
Accrued interest	506,173	374,439
Convertible notes payable in default	286,832	96,647
Convertible notes payable, net of discount	215,487	609,888
Deferred revenue	—	629
Derivative liabilities	3,864,059	3,168,799
Loans payable	87,420	16,500
Related party liabilities	88,076	91,130
Total Current liabilities	7,048,480	6,013,494

Total liabilities	7,048,480	6,013,494

Series A convertible preferred stock: 10,000,000 shares authorized, par value $0.001	10,317,111	10,713,594
5,763,749 shares issued and outstanding at September 30, 2020
5,985,248 shares issued and outstanding at December 31, 2019
Series C convertible preferred stock, 45,750 shares authorized, par value $0.0001	355,830	355,830
35,583 shares issued and outstanding at September 30, 2020
35,583 shares issued and outstanding at December, 2019

Stockholders’ equity (deficit):
Series B preferred stock: 10,000,000 shares authorized, par value $0.001	1	1
500 shares issued and outstanding at September 30, 2020
500 shares issued and outstanding at December 31, 2019
Common stock, $0.00001 par value 10,000,000,000 authorized	27,468	45
2,746,895,224 shares issued and outstanding at September 30, 2020 (1)
4,524,351 shares issued and outstanding at December 31, 2019 (1)
Additional paid in capital	(8,318,441)	(12,857,352)
Accumulated earnings (deficit)	(9,388,542)	(4,179,521)
Total stockholders’ equity (deficit)	(17,679,514)	(17,036,827)
Total liabilities and stockholders’ equity (deficit)	$41,907	$46,091

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-one thousand reverse stock split that was made effective on December 18, 2019. See Note 12.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales	$72,485	$126,753	$262,571	$391,196
Cost of materials	1,734	3,428	5,530	5,957
Gross profit	70,751	123,325	257,041	385,239

Operating expenses:
G&A expenses	78,489	246,989	314,709	3,673,782
Professional fees	6,556	4,182	70,901	25,453
Salaries and wages	147,142	90,722	435,921	420,180
Total operating expenses	232,187	341,893	821,531	4,119,415

Loss from operations	(161,436)	(218,568)	(564,490)	(3,734,176)

Other income (expense):
Gain (loss) on conversion of debt	58,726	810,830	(45,892)	783,208
Loss on conversion of debt of preferred shares	(71,715)	(137,256)	(171,347)	(137,256)
Derivative expense	(1,415,510)	(997,538)	(3,390,364)	(7,772,567)
Interest expense	(115,204)	(530,790)	(1,036,928)	(1,058,351)
Total other income (expense)	(1,543,703)	(854,754)	(4,644,531)	(8,184,966)

Net loss before income taxes	(1,705,139)	(1,073,322)	(5,209,021)	(11,919,142)
Income tax expense	—	—	—	—
Net profit (loss)	$(1,705,139)	$(1,073,322)	$(5,209,021)	$(11,919,142)

Per share information
Weighted average number of common shares outstanding, basic and diluted (1)	1,469,998,508	350,627	825,755,760	212,278
Net income (loss) per common share, basic and diluted	$(0.001)	$(3.06)	$(0.006)	$(56.15)

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-one thousand reverse stock split that was made effective on December 18, 2019. See Note 12.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE, SIX, AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Convertible Preferred Stock				Preferred Stock				Additional	Accumulated	Total
	Series A		Series C		Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2019	5,985,248	$10,713,594	35,583	$355,830	500	$1	4,524,351	$45	$(12,857,352)	$(4,179,521)	$(17,036,827)

Imputed interest	—	—	—	—	—	—	—	—	3,376	—	3,376
Common shares issued due to reverse stock split rounding	—	—	—	—	—	—	3,476	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(52,412,485)	(52,412,485)
Balances for March 31, 2020	5,985,248	$10,713,594	35,583	$355,830	500	$1	4,527,827	$45	$(12,853,976)	$(56,592,006)	$(69,445,936)

Conversion of debt to common stock	—	—	—	—	—	—	833,788,601	8,338	761,411	—	769,749
Convertible preferred stock converted to common stock	(122,233)	(218,797)	—	—	—	—	199,028,850	1,990	316,440	—	318,430
Imputed interest	—	—	—	—	—	—	—	—	3,497	—	3,497
Derivative settlements	—	—	—	—	—	—	—	—	2,631,259	—	2,631,259
Net profit	—	—	—	—	—	—	—	—	—	48,908,603	48,908,603
Balances for June 30, 2020	5,863,015	$10,494,797	35,583	$355,830	500	$1	1,037,345,278	$10,373	$(9,141,369)	$(7,683,403)	$(16,814,398)

Conversion of debt to common stock	—	—	—	—	—	—	1,060,705,793	10,607	170,027	—	180,634
Convertible preferred stock converted to common stock	(99,266)	(177,686)	—	—	—	—	648,844,153	6,488	242,912	—	249,400
Imputed interest	—	—	—	—	—	—	—	—	3,353	—	3,353
Derivative settlements	—	—	—	—	—	—	—	—	406,636	—	406,636
Net loss	—	—	—	—	—	—	—	—	—	(1,705,139)	(1,705,139)
Balances for September 30, 2020	5,763,749	$10,317,111	35,583	$355,830	500	$1	2,746,895,224	$27,468	$(8,318,441)	$(9,388,542)	$(17,679,514)

Balances for December 31, 2018	5,064,929	$9,066,223	—	$—	500	$1	108,078	$1	$(24,198,066)	$6,634,730	$(17,563,334)

Conversion of debt to common stock	—	—	—	—	—	—	26,573	—	52,438	—	52,438
Cashless warrant exercise	—	—	—	—	—	—	6,963	—	—	—	—
Convertible preferred stock issued for services	1,675,978	3,000,000	—	—	—	—	—	—	—	—	—
Convertible preferred stock converted to common stock	(2,413)	(4,319)	—	—	—	—	5,400	—	4,319	—	4,319
Contributed capital	—	—	—	—	—	—	—	—	362,261	—	362,261
Imputed interest	—	—	—	—	—	—	—	—	4,029	—	4,029
Lease standard adoption	—	—	—	—	—	—	—	—	—	(1,835)	(1,835)
Derivative settlements	—	—	—	—	—	—	—	—	524,908	—	524,908
Net loss	—	—	—	—	—	—	—	—	—	(5,766,531)	(5,766,531)
Balances for March 31, 2019	6,738,494	$12,061,904	—	$—	500	$1	147,014	$1	$(23,250,111)	$866,364	$(22,383,745)

Conversion of debt to common stock	—	—	—	—	—	—	24,213	1	67,939	—	67,940
Warrant shares exchanged for preferred stock	—	—	45,750	457,500	—	—	—	—	—	—	—
Preferred stock repurchased and retired	(43,299)	(77,505)	—	—	—	—	—	—	—	—	—
Common stock issued for services	—	—	—	—	—	—	424	—	24,957	—	24,957
Imputed interest	—	—	—	—	—	—	—	—	3,692	—	3,692
Contributed capital	—	—	—	—	—	—	—	—	(7,297)	—	(7,297)
Derivative settlements	—	—	—	—	—	—	—	—	4,393,889	—	4,393,889
Net loss	—	—	—	—	—	—	—	—	—	(5,079,289)	(5,079,289)
Balances for June 30, 2019	6,695,195	11,984,399	45,750	457,500	500	$1	171,651	2	(23,160,820)	(4,212,925)	(22,979,853)

Conversion of debt to common stock	—	—	—	—	—	—	206,598	2	438,907	—	438,909
Cashless warrant exercise	—	—	—	—	—	—	20,843	—	—	—	—
Convertible preferred stock converted to common stock	(437,870)	(783,787)	(10,167)	(101,670)	—	—	220,065	2	1,022,710	—	1,022,712
Imputed interest	—	—	—	—	—	—	—	—	3,416	—	3,416
Derivative settlements	—	—	—	—	—	—	—	—	3,090,642	—	3,090,642
Net loss	—	—	—	—	—	—	—	—	—	(1,073,322)	(1,073,322)
Balances for September 30, 2019	6,257,325	11,200,612	35,583	355,830	500	$1	619,156	6	(18,605,145)	(5,286,247)	(19,497,496)

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-one thousand reverse stock split that was made effective on December 18, 2019. See Note 12.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,209,021)	$(11,919,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	642,775	705,461
Stock based compensation	—	3,024,957
Imputed interest	10,226	11,137
Loss (gain) on conversion of debt	45,890	(783,208)
Loss on conversion of preferred shares to common stock	171,347	137,256
Change in fair value of derivative liability	3,390,364	7,772,567
Penalties on notes payable	197,939	—
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(83)	13,869
Inventory	(1,918)	(286)
Other current assets		(4,708)
Prepaid expenses	7,268	—
Right-of-use asset		(5,702)
Accrued interest	185,988	372,228
Accounts payable	119,279	112,240
Accrued expenses	241,292	189,492
Advances from related parties	(3,054)	(67,240)
Deferred revenue	(629)	—
Net cash (used in) provided by operating activities	(202,337)	(441,079)

Cash flows from investing activities:
Cash paid for fixed assets	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from convertible debt	132,500	868,500
Proceeds from loans payable	72,920	—
Repurchase of preferred series A shares - related party	—	(77,500)
Payments on convertible debt	—	(287,500)
Payments on promissory notes	(2,000)	(47,500)
Net cash (used in) provided for financing activities	203,420	456,000

Net increase (decrease) in cash	1,083	14,921

Cash, beginning of period	25,495	5,982
Cash, end of period	$26,578	$20,903

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Stock issued for debt conversion	$904,493	$559,288
Settlement of debt by related party	$—	$354,964
Discount from derivative	$342,791	$1,112,356
Preferred stock converted to common stock	$396,483	$2,255
Cashless warrant exercise		$277
Debt exchanged for payment of accounts payable	$15,600	$—
Lease adoption recognition	$—	$77,700
Derivative warrants settled with preferred C shares	$—	$1,830,001
Derivative settlements	$3,037,895	$6,636,932

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2020 and December 31, 2019 is $0.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 for each fair value hierarchy level:

September 30, 2020	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$3,864,059	$3,864,059

December 31, 2019	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$3,168,799	$3,168,799

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of September 30, 2020 and December 31, 2019, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward. The Company will need to file returns for the year ending December 31, 2019 and 2018, which are still open for examination.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2020, the Company has a shareholders’ deficit of $17,679,514 since its inception, working capital deficit of $7,011,735, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

3.	ACCRUED EXPENSES

As of September 30, 2020 and December 31, 2019, accrued expenses were comprised of the following:

	September 30,	December 31,
	2020	2019
Accrued expenses
Credit cards	$10,562	$8,282
Customer deposits	18,307	18,307
Employee liabilities	7,612	7,612
Sales tax payable	83	1,416
Short-term loans	3,000	3,000
Total accrued expenses	$39,564	$38,617

Accrued interest
Interest on notes payable	$140,681	$111,326
Interest on short-term loans	3,620	—
Interest on accrued wages	361,872	263,113
Total accrued interest	$506,173	$374,439

Accrued wages	$1,424,800	$1,184,455

4.	CONVERTIBLE NOTES PAYABLE

As of September 30, 2020 and December 31, 2019, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	September 30,	December 31,
	Note Date	Date	Rate	Rate	2020	2019
Armada Investment #2	5/30/2019	2/29/2020	18%	Variable	$—	$27,500
Armada Investment #3	7/22/2019	7/22/2020	8%	Variable	—	37,950
Armada Investment #4	12/6/2019	12/6/2020	8%	Variable	—	18,150
BHP Capital NY #3	3/26/2019	3/26/2020	24%	Variable	—	28,600
BHP Capital NY #4	4/9/2019	1/9/2020	18%	Variable	—	46,000
BHP Capital NY #6*	5/30/2019	2/29/2020	18%	Variable	27,500	27,500
BHP Capital NY #7*	7/22/2019	7/22/2020	8%	Variable	37,950	37,950
BHP Capital NY #8*	8/7/2019	8/7/2020	8%	Variable	23,000	33,000
BHP Capital NY #9	12/20/2019	12/20/2020	12%	Variable	19,000	19,000
Blackbridge Capital #2*	5/3/2016	5/3/2017	5%	Variable	80,400	80,400
Coventry #3	5/31/2019	5/31/2020	24%	Variable	—	38,691
Coventry #4	2/4/2020	2/4/2021	10%	Variable	13,323	—
Emunah Funding #4*	10/20/2018	7/20/2019	24%	Variable	2,990	2,990
Emunah Funding #8*	1/31/2019	1/31/2020	24%	Variable	33,652	33,652
Fourth Man #2	10/26/2018	7/20/2019	24%	Variable	—	8,257
Fourth Man #4	4/23/2019	4/23/2020	10%	Variable	—	16,865
Fourth Man #5	7/22/2019	7/22/2020	8%	Variable	—	37,950
Fourth Man #6	8/12/2019	8/12/2020	8%	Variable	—	17,600
Fourth Man #7	10/9/2019	10/8/2020	8%	Variable	—	27,500
Fourth Man #8	12/10/2019	9/10/2020	12%	Variable	—	16,500
Fourth Man #9	8/3/2020	8/3/2021	8%	Variable	27,500
GPL Ventures #2*	5/20/2020	6/15/2020	10%	Variable	3,840	—
James Powell	9/7/2015	Demand	8%	Variable	150,875	150,875
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Jefferson St Capital #3	4/9/2019	1/9/2020	8%	Variable	—	44,400
Jefferson St Capital #5	5/30/2019	2/29/2020	18%	Variable	—	27,500
Jefferson St Capital #6*	6/21/2019	3/21/2020	18%	Variable	27,500	27,500
Jefferson St Capital #7*	8/20/2019	5/20/2020	18%	Variable	38,500	38,500
Jefferson St Capital #8	12/20/2019	12/20/2020	12%	Variable	19,000	19,000
Optempus Invest #1	9/4/2019	4/4/2020	6%	Variable	—	25,000
Optempus Invest #2	9/13/2019	4/13/2020	6%	Variable	—	20,000
Optempus Invest #3	10/15/2019	6/15/2020	6%	Variable	—	25,000
Power Up Lending #1*	3/14/2019	3/14/2020	22%	Variable	6,500	6,500
Power Up Lending #2	5/13/2019	5/13/2020	10%	Variable	—	103,000
Power Up Lending #3	6/20/2019	6/20/2020	10%	Variable	—	53,000
Power Up Lending #4	5/18/2020	5/18/2021	10%	Variable	16,000
Power Up Lending #5	6/15/2020	6/15/2021	10%	Variable	43,000
Power Up Lending #6	6/24/2020	6/24/2021	10%	Variable	33,000
					608,530	1,101,330
Less debt discount					(106,211)	(394,795)
Notes payable, net of discount					$502,319	$706,535

*	As of September 30, 2020, the balance of notes payable that are in default is $286,832.

Armada Investment Fund LLC

On May 30, 2019, the Company issued a convertible note to Armada Investment Fund LLC for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2,833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $27,500 has been amortized to the statement of operations. During the nine months ended September 30, 2020, the Company issued 75,300,469 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $2,415, and conversion fees of $1,500. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to Armada Investment Fund LLC for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, and $37,950 has been amortized to the statement of operations. During the nine months ended September 30, 2020, the Company issued 55,597,416 common shares upon the conversion of principal in the amount of $37,500, accrued interest of $2,719, and conversion fees of $3,600. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 6, 2019, the Company received funding pursuant to a convertible note issued to Armada Investment Fund LLC for $18,150, which includes $15,000 to settle outstanding accounts payable and $3,150 in transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on December 6, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $18,150 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2020, the Company issued 56,783,986 common shares upon the conversion of principal in the amount of $18,150, accrued interest of $842, and conversion fees of $2,400. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

BHP Capital NY, Inc.

On March 26, 2019, the Company received funding pursuant to convertible note issued to BHP Capital NY for $28,600, of which $25,000 was received in cash and $3,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on March 26, 2019, and is convertible into common stock at 58% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $28,600 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2020, the Company issued 87,276,122 common shares upon the conversion of principal in the amount of $28,600, accrued interest of $2,897 and conversion fees of $1,500. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 9, 2019, the Company issued a convertible note to BHP Capital NY, Inc. for $55,000, which includes transaction fee interest of $6,500, and cash consideration of $48,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on January 9, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,000 due to this conversion feature, and $55,000 has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 76,100 common shares upon the conversion of principal in the amount of $9,000, accrued interest of $1,915, and conversion fees of $500. During the nine months ended September 30, 2020, the Company issued 197,220,250 common shares upon the conversion of principal in the amount of $46,000, accrued interest of $2,651, and conversion fees of $1,500. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to BHP Capital NY for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2,833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. As of September 30, 2020, the note had a principal balance of $27,500 and accrued interest of $4,560. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, which has been amortized to the statement of operations. As of September 30, 2020, the note had a principal balance of $37,950 and accrued interest of $4,791.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 7, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $33,000 of which $29,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 7, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2020, the Company issued 112,820,513 common shares upon the conversion of principal in the amount of $10,000 and conversion fees of $1,000. As of September 30, 2020, the note had a principal balance of $23,000 and accrued interest of $3,432.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $19,000 of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, and $14,795 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2020 of $4,205. As of September 30, 2020, the note had a principal balance of $19,000 and accrued interest of $1,780.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Blackbridge Capital

On May 3, 2016, the Company accepted and agreed to a Debt Purchase Agreement, whereby Blackbridge Capital acquired $100,000 in principal of a Direct Capital Group, Inc. convertible note in exchange for $100,000. The note bears interest at 5% per annum, matured on May 3, 2017, and is convertible into common stock at 50% of the lowest market price of the 20 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $100,000 due to this conversion feature, which has been amortized to the statement of operations. The note has converted $19,600 of principal into 267 shares of common stock. As of September 30, 2020, the note had a principal balance of $80,400 and accrued interest of $17,770. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Coventry Enterprises, LLC

On May 31, 2019, the Company issued a convertible note to Coventry Enterprises for $50,000, of which $47,500 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matures on May 31, 2020, and is convertible into common stock at 61% multiplied by the lowest trading price during the 20-day trading period including the conversion date. During the three month period ended March 31, 2020, the Company recorded a default penalty of $38,691. The Company recorded a debt discount from the derivative equal to $101,925 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 425,000 common shares upon the conversion of principal in the amount of $11,309 and accrued interest of $2,818. During the nine months ended September 30, 2020, the Company issued 129,270,950 common shares upon the conversion of principal in the amount of $77,382, accrued interest of $8,809, and conversion fees of $3,105. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On February 4, 2020, the Company issued a convertible note to Coventry Enterprises for $40,000, of which $37,500 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matures on February 4, 2021, and is convertible into common stock at 60% multiplied by the lowest trading price during the 20-day trading period prior to the conversion date. The Company recorded a debt discount from the derivative equal to $40,000 due to this conversion feature, and $29,945 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2020 of $10,055. During the nine months ended September 30, 2020, the Company issued 305,000,000 common shares upon the conversion of principal in the amount of $26,678 and accrued interest of $2,123. As of September 30, 2020, the note had a principal balance of $13,323 and accrued interest of $508.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended September 30, 2020, the note has converted $13,450 of principal and $4,918 of interest into 7,145 shares of common stock. As of September 30, 2020, the note had a principal balance of $2,990 and accrued interest of $899. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 31, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $33,000, which includes $5,000 to settle outstanding accounts payable, $4,500 in transaction fees and cash consideration of $23,500. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on January 31, 2020, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $33,000 has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered late filing penalties of $50,652. During the year ended September 30, 2020, the Company made cash payments of $50,000. As of September 30, 2020, the note had a principal balance of $33,652 and accrued interest of $8,158.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On October 26, 2018, the Company accepted and agreed to a Debt Purchase Agreement, whereby Fourth Man LLC acquired $40,000 of debt from an Emunah Funding LLC convertible note in exchange for $40,000. The note bears interest of 24%, matures on July 20, 2019, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $16,591 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 22,299 common shares upon the conversion of principal in the amount of $31,743. During the nine months ended September 30, 2020, the Company issued 69,046,532 common shares upon the conversion of principal in the amount of $8,257 and accrued interest of $2,100. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 23, 2019, the Company issued a convertible note to Fourth Man LLC for $26,400, which includes $24,000 to settle outstanding accounts payable, and transaction fee interest of $2,400. The note bears interest of 10%, matures on April 23, 2020, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $26,400 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 165,531 common shares upon the conversion of principal in the amount of $9,535. During the nine months ended September 30, 2020, the Company issued 65,759,708 common shares upon the conversion of principal in the amount of $16,865 and accrued interest of $2,862. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2020, the Company issued 89,447,039 common shares upon the conversion of principal in the amount of $37,950, accrued interest of $2,837 and conversion fees of $3,600. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 12, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $17,600, of which $15,000 was received in cash and $2,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 12, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $17,600 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2020, the Company issued 47,812,803 common shares upon the conversion of principal in the amount of $17,600, accrued interest of $1,281, and conversion fees of $1,200. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 9, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on October 19, 2020, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2020, the Company issued 30,896,663 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $1,477, and conversion fees of $2,400. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 10, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $16,500 of which $15,000 was received in cash and $1,500 was recorded as transaction fees. The note bears interest of 12% (increases to 24% per annum upon an event of default), matures on September 10, 2020, and is convertible into the lower of 1) 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $16,500 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2020, the Company issued 15,008,658 common shares upon the conversion of principal in the amount of $16,500, accrued interest of $1,010 and conversion fees of $500. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 3, 2020, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $27,500 of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 3, 2021, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $4,370 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2020 of $23,130. As of September 30, 2020, the note had a principal balance of $27,500 and accrued interest of $350.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

GPL Ventures LLC

On April 29, 2020, the Company accepted and agreed to an Assignment Agreement, whereby GPL Ventures acquired $25,000 of principal and $958 in accrued interest from one note with Optempus Investments, LLC. The note bears interest at 10%, matured on April 4, 2020, and is convertible into 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. During the nine months ended September 30, 2020, the Company issued 21,631,275 common shares upon the conversion of principal in the amount of $25,958. As of September 30, 2020, the note had an accrued interest balance of $120. The note is currently in default.

On May 20, 2020, the Company accepted and agreed to an Assignment Agreement, whereby GPL Ventures acquired $45,000 of principal, $2,664 in debt discounts, and $2,290 in accrued interest from two notes with Optempus Investments, LLC. The note bears interest at 10%, matures on June 15, 2020, and is convertible into 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. During the nine months ended September 30, 2020, the Company issued 73,000,000 common shares upon the conversion of principal in the amount of $43,450, and the debt discount of $2,664 has been amortized to the statement of operations. As of September 30, 2020, the note had a principal balance of $3,840 and accrued interest of $435. The note is currently in default.

James Powell

On September 7, 2015, the Company issued a convertible note with the Company’s former President, James Powell for non-cash consideration for accrued fees of $150,875. The note bears interest at 8%, is due on demand, and is convertible into convertible into common stock at 50% of the lowest trading price for the 15 days prior to the date of conversion. As of September 30, 2020, the note had a principal balance of $150,875 and accrued interest of $61,180.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 10,691 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of September 30, 2020, the note had a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 9, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $55,000, which includes transaction fee interest of $6,500, and cash consideration of $48,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on January 9, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 74,000 common shares upon the conversion of principal in the amount of $10,600 and $500 in conversion fees. During the nine months ended September 30, 2020, the Company issued 33,860,373 common shares upon the conversion of principal in the amount of $44,400, accrued interest of $2,200 and conversion fees of $1,500. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2.833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2020, the Company issued 56,783,115 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $2,377 and conversion fees of $2,250. As of September 30, 2020, the note had been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 21, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes transaction fee interest of $4,000, and cash consideration of $23,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on March 21, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. As of September 30, 2020, the note had a principal balance of $27,500 and accrued interest of $4,285. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $38,500, of which $32,000 was received in cash and $6,500 was recorded as transaction fees. The note bears interest at 10% (increases to 18% per annum upon an event of default), matures on May 20, 2020, and is convertible into the lower of 1) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of the note, and 2) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $38,500 due to this conversion feature, which has been amortized to the statement of operations. As of September 30, 2020, the note had a principal balance of $38,500 and accrued interest of $4,853.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $19,000, of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, and $14,795 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2020 of $4,205. As of September 30, 2020, the note had a principal balance of $19,000 and accrued interest of $1,780.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Optempus Investments, LLC

On September 4, 2019, the Company received $25,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $25,000. The note bears interest at 6% (increases to 24% per annum upon an event of default), matures on April 4, 2020, and is convertible into the lower of 1) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of the note, and 2) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, which has been amortized to the statement of operations. On April 29, 2020, the principal amount of $25,000, and interest of $958 was reassigned to GPL Ventures LLC. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 13, 2019, the Company received $20,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $20,000. The note bears interest at 6% (increases to 24% per annum upon an event of default), matures on April 13, 2020, and is convertible into the lower of 1) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of the note, and 2) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. On May 20, 2020, the principal amount of $20,000, and interest of $1,395 was reassigned to GPL Ventures LLC. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 15, 2019, the Company received $25,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $25,000. The note bears interest at 6%, matures on June 15, 2020, and is convertible into 70% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, and $22,336 has been amortized to the statement of operations. On May 20, 2020, the principal amount of $25,000, debt discount of $2,664 and interest of $896 was reassigned to GPL Ventures LLC. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Power Up Lending Group Ltd.

On March 14, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $73,000, of which $70,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on March 14, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $73,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a late filing penalty of $36,500. During the year ended December 31, 2019, the Company issued 445,833 common shares upon the conversion of principal in the amount of $103,000. As of September 30, 2020, the note has a principal balance of $6,500 and accrued interest of $9,163. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 13, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $103,000, of which $100,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 13, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $103,000 due to this conversion feature, and $65,290 has been amortized to the statement of operations. During the nine months ended September 30, 2020, the Company entered a default penalty of $103,000. On March 5, the principal amount of $206,000, debt discount and transaction fee interest of $37,710 and interest of $14,115 was reassigned to Redstart Holdings Corp. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 20, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $53,000, of which $50,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 20, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $53,000 due to this conversion feature, and $28,092 has been amortized to the statement of operations. During the nine months ended September 30, 2020, the Company entered a default penalty of $53,000. On March 5, the principal amount of $106,000, debt discount and transaction fee interest of $24,908 and interest of $6,769 was reassigned to Redstart Holdings Corp. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 18, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $16,000, of which $15,600 was paid to settle accounts payable, and $400 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 18, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $16,000 due to this conversion feature, and $5,918 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2020 of $10,082. As of September 30, 2020, the note had a principal balance of $16,000 and accrued interest of $592.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 15, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,000, of which $40,000 was received in cash, and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 15, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $43,000 due to this conversion feature, and $12,605 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2020 of $30,395. As of September 30, 2020, the note had a principal balance of $43,000 and accrued interest of $1,261.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 24, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $33,000, of which $30,000 was received in cash, and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 24, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $9,310 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2020 of $23,690. As of September 30, 2020, the note had a principal balance of $33,000 and accrued interest of $886.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Redstart Holdings Corp.

On March 5, 2020, the Company accepted and agreed to an Assignment Agreement, whereby Redstart Holdings Corp. acquired $156,000 of principal, $156,000 in penalties, $62,618 in debt discount and financing costs, and $20,884 in accrued interest from two notes with Power Up Lending Group Ltd. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 20, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded an additional debt discount from the derivative equal to the amount of $156,000 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2020, the Company issued 371,978,522 common shares upon the conversion of principal in the amount of $312,000 and accrued interest of $15,654. As of September 30, 2020, the note had an accrued interest balance of $13,878.

Convertible Note Conversions

During the nine months ended September 30, 2020, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Price	Issued	Issued to
04/16/20	1,600	—	$1,600	0.0073	219,178	Redstart Holdings
04/22/20	1,600	—	1,600	0.0073	219,178	Redstart Holdings
04/28/20	1,500	—	1,500	0.0059	254,237	Redstart Holdings
05/01/20	1,100	—	1,100	0.0044	250,000	Redstart Holdings
05/05/20	12,500	—	12,500	0.0032	3,955,696	GPL Ventures
05/06/20	12,000	—	12,000	0.0044	2,727,272	Redstart Holdings
05/14/20	—	—	—	0.0000	6,460,971	GPL Ventures
05/19/20	13,458	—	13,458	0.0012	11,214,608	GPL Ventures
05/20/20	12,744	7,386	20,130	0.0018	11,000,000	Coventry
06/03/20	22,600	—	22,600	0.0021	10,761,905	Redstart Holdings
06/05/20	34,650	—	34,650	0.0017	21,000,000	GPL Ventures
06/05/20	18,000	—	18,000	0.0021	8,624,708	Jefferson St Cap
06/05/20	21,500	—	21,500	0.0020	10,750,000	Redstart Holdings
06/08/20	19,192	938	20,130	0.0018	11,000,000	Coventry
06/08/20	22,800	—	22,800	0.0018	13,333,333	Fourth Man
06/08/20	21,500	—	21,500	0.0020	10,750,000	Redstart Holdings
06/09/20	21,500	—	21,500	0.0020	10,750,000	Redstart Holdings
06/09/20	21,500	—	21,500	0.0020	10,750,000	Redstart Holdings
06/10/20	16,500	1,010	17,510	0.0012	15,008,658	Fourth Man
06/11/20	14,500	—	14,500	0.0019	7,957,559	Jefferson St Cap
06/11/20	18,300	—	18,300	0.0017	10,764,706	Redstart Holdings
06/12/20	18,950	2,687	21,637	0.0012	19,518,506	Armada
06/12/20	8,800	—	8,800	0.0009	10,000,000	GPL Ventures
06/12/20	14,000	—	14,000	0.0013	10,769,231	Redstart Holdings
06/15/20	11,800	—	11,800	0.0011	10,727,273	Redstart Holdings
06/16/20	13,575	—	13,575	0.0006	23,452,381	Fourth Man
06/16/20	—	—	—	0.0000	42,000,000	GPL Ventures
06/16/20	11,900	2,200	14,100	0.0008	17,278,106	Jefferson St Cap
06/16/20	10,700	—	10,700	0.0010	10,700,000	Redstart Holdings
06/17/20	10,000	21	10,021	0.0007	16,440,765	Armada
06/17/20	15,740	273	16,013	0.0006	25,000,000	Coventry
06/17/20	9,100	—	9,100	0.0009	10,705,882	Redstart Holdings
06/17/20	9,100	—	9,100	0.0009	10,705,882	Redstart Holdings
06/19/20	13,950	—	13,950	0.0005	31,562,500	Fourth Man
06/19/20	6,600	5,150	11,750	0.0007	17,537,313	Redstart Holdings
06/22/20	12,250	—	12,250	0.0007	20,000,000	Jefferson St Cap
06/22/20	12,200	—	12,200	0.0006	20,000,000	Redstart Holdings
06/23/20	9,000	12	9,012	0.0005	19,638,145	Armada
06/24/20	7,500	—	7,500	0.0004	19,704,433	BHP Capital
06/24/20	14,806	139	14,945	0.0004	35,000,000	Coventry
06/24/20	10,425	2,837	13,262	0.0004	34,432,158	Fourth Man
06/24/20	10,400	—	10,400	0.0005	20,000,000	Redstart Holdings
06/25/20	10,400	—	10,400	0.0005	20,000,000	Redstart Holdings
06/26/20	4,700	1,477	6,177	0.0004	17,563,330	Fourth Man
06/26/20	10,400	—	10,400	0.0005	20,000,000	Redstart Holdings
06/29/20	9,000	819	9,819	0.0005	24,218,648	Armada
06/29/20	18,100	—	18,100	0.0004	45,812,808	BHP Capital
06/29/20	10,345	50	10,395	0.0004	30,000,000	Coventry
06/29/20	11,250	—	11,250	0.0005	23,076,923	Jefferson St Cap
06/29/20	10,400	—	10,400	0.0005	20,000,000	Redstart Holdings
06/30/20	15,700	—	15,700	0.0005	30,192,308	Redstart Holdings
7/1/2020	23,100	—	23,100	0.0005	50,217,391	Redstart Holdings
7/1/2020	13,000	2,396	15,396	0.0005	35,484,737	Armada
7/1/2020	3,000	2,897	5,897	0.0003	21,758,881	BHP Capital
7/2/2020	17,600	1,281	18,881	0.0004	47,812,803	Fourth Man
7/2/2020	13,400	9,700	23,100	0.0005	50,217,391	Redstart Holdings
7/6/2020	4,000	2,377	6,377	0.0005	13,706,192	Jefferson St Cap
7/7/2020	—	804	804	0.0004	2,009,375	Redstart Holdings
7/7/2020	14,500	19	14,519	0.0004	39,815,732	Armada
7/7/2020	4,553	24	4,578	0.0003	17,270,950	Coventry
7/8/2020	22,500	2,601	25,101	0.0004	71,324,065	BHP Capital
7/9/2020	16,865	2,862	19,728	0.0003	65,759,708	Fourth Man
7/10/2020	9,150	22	9,172	0.0003	32,565,338	Armada
7/16/2020	17,000	41	17,041	0.0002	89,954,923	BHP Capital
7/16/2020	8,257	2,100	10,357	0.0002	69,046,532	Fourth Man
7/22/2020	6,500	9	6,509	0.0002	35,941,262	BHP Capital
8/4/2020	19,000	2,000	21,000	0.0001	175,000,000	Coventry
8/11/2020	10,000	—	10,000	0.0001	112,820,513	BHP Capital
8/25/2020	7,678	123	7,800	0.0001	130,000,000	Coventry
Total conversions	850,239	54,254	904,493		1,894,494,394
Loss on conversion	—	—	19,835
Conversion fees	—	—	26,055
	$850,239	$54,254	$950,383		1,894,494,394

5. LOANS PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. During the nine months ended September 30, 2020, the Company recorded payments of $2,000.

As of September 30, 2020 and December 31, 2019, the principal balance owed to Direct Capital Group was $14,500 and $16,500, respectively.

On May 3, 2020, the Company, was granted a loan (the “Loan”) from Bank of America. in the amount of $72,920, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated May 3, 2020 issued by the Borrower, matures on May 3, 2022, and bears interest at a rate of 1% per annum, payable monthly commencing on November 3, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

During the nine months ended September 30, 2020, the Company recorded accrued interest of $3,620 on the PPP loan.

6. DERIVATIVE LIABILITIES

During the nine months ended September 30, 2020, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at September 30, 2020 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended September 30, 2020:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$1,631,390	$3,804	$1,533,605	$3,168,799
Initial recognition of derivative liability	34,620,749	—	—	34,620,749
Derivative settlements	(3,037,895)	—	—	(3,037,895)
Loss (gain) on derivative liability valuation	(31,087,659)	4,005	196,060	(30,887,594)
Balance, end of period	$2,126,585	$7,809	$1,729,665	$3,864,059

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2020:

Valuation date
Expected dividends	0%
Expected volatility	268.15%-918.39%
Expected term	.09 - 1 year
Risk free interest	.08%-.13%

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

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	486.59%-510.46%
Expected term	3.26 - 4.02 years
Risk free interest	.13%-.15%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	773.46%
Expected term	1 year
Risk free interest	0.11%

7. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the nine months ended September 30, 2020, the Company made payments of $15,877 to amounts due to related parties, and $12,822 was advanced to the Company by related parties. As of September 30, 2020 and December 31, 2019, the Company owed related parties $88,076 and $91,130, respectively. During the nine months ended September 30, 2020, the Company recorded imputed interest of $10,226 to the statement of operations with a corresponding increase to additional paid in capital. As of September 30, 2020 and December 31, 2019, the Company recorded accounts payable due to related parties of $31,269 and $31,269, respectively.

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

During the nine months ended September 30, 2020, 221,499 shares of Convertible Series A Preferred stock were converted to 847,873,003 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $171,347, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $1.79 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $10,317,111, which represents 5,763,749 Series A Preferred Stock at $1.79 per share, issued and outstanding as of September 30, 2020, outside of permanent equity and liabilities.

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

The Convertible Series C Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. The Company has recorded $355,830 which represents 35,583 Series C Convertible Preferred Stock at $10 per share, issued and outstanding as of September 30, 2020, outside of permanent equity and liabilities.

As of September 30, 2020, 10,000,000 Series A Convertible Preferred shares and 45,750 Series C Convertible Preferred shares were authorized, of which 5,763,749 Series A Convertible Preferred shares were issued and outstanding and 35,583 Series C Convertible Preferred shares were issued and outstanding.

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

As of September 30, 2020, 10,000,000 Series B Preferred shares were authorized, of which 500 shares were issued and outstanding.

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

On August 14, 2020, the Company’ Board of Directors and the Majority Stockholders owning a majority of the Company’s voting securities, approved a resolution authorizing the Company to amend the Articles of Incorporation to increase the number of authorized Common Shares from 5,000,000,000 to 10,000,000,000 shares at par value $0.00001 per share.

During the nine months ended September 30, 2020, 221,499 shares of Convertible Series A Preferred stock were converted to 847,873,003 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $171,347, which was recorded to the statement of operations.

During the nine months ended September 30, 2020, the holders of convertible notes converted a total of $904,493 of principal and interest, and $26,055 in note fees, into 1,894,494,394 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $19,835 and settled $3,037,895 worth of derivative liabilities which was recorded to additional paid in capital.

As of September 30, 2020, 10,000,000,000 common shares, par value $0.00001, were authorized, of which 2,746,895,224 shares were issued and outstanding.

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

Operating loss carryforwards generated from inception through September 30, 2020 of approximately $2,683,080 will begin to expire in 2034.   The Company applies a statutory income tax rate of 21%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $563,447 at September 30, 2020.

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

On November 1, 2019, the Company renewed an Employment Agreement with Robert Stillwaugh, which appoints him as President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the nine months ended September 30, 2020, the Company recorded wages of $33,750 in connection with this agreement.

On November 1, 2019, the Company renewed an Employment Agreement with Mike Schatz, which appoints him as the Vice President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the nine months ended September 30, 2020, the Company recorded wages of $33,750 in connection with this agreement.

On November 1, 2019, the Company renewed an Employee Agreement with Richard Hylen which appoints him as Chief Executive Officer, Chairman of the Board, and President, Secretary, and Treasurer of the Company. Mr. Hylen will receive an annual salary of $120,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the nine months ended September 30, 2020, the Company recorded wages of $90,000 and payments of $34,768, in connection with this agreement.

On January 9, 2020, the Company renewed an Employee Agreement with Baron Tennelle, which appoints him as Director of Simlatus and President of Proscere Bioscience, Inc., a wholly owned subsidiary of Simlatus. He will receive an annual salary of $45,000 paid out quarterly in either cash or stock at the current fair market value of the stock at time of conversion. During the nine months ended September 30, 2020, the Company recorded wages of $33,750 in connection with this agreement.

On February 19, 2020, the Company renewed an Employee Agreement with Dusty Vereker as a Director of the company, and Vice President of Proscere Bioscience. Her employment contract allows an annual salary of $45,000 to be paid quarterly in either cash or stock. Ms. Vereker’s Director Agreement allows for fees associated with meetings and conferences. During the nine months ended September 30, 2020, the Company recorded wages of $33,750 in connection with this agreement.

13. SUBSEQUENT EVENTS

Convertible Notes and Agreements

On November 2, 2020, the Company entered in a Convertible Promissory Note with Optemepus Investments LLC in the amount of $20,000. The note is unsecured, bears interest at 10% per annum, and matures on November 2, 2021.

Subsequent Issuances

On October 26, 2020, the holder of a convertible note converted a total of $8,070 of principal, interest, and fees into 134,500,000 shares of our common stock.

On November 3, 2020, the holder of a convertible note converted a total of $ 6,876 of principal, interest, and fees into 114,594,166 shares of our common stock.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Revenues:

The Company’s revenues were $72,485 for the three months ended September 30, 2020 compared to $126,753 for the three months ended September 30, 2019. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. For the three months ended September 30, 2020, the Company had one major customer who represented approximately 68% of total revenue. The decrease in revenue is due to a decrease in customer sales and a reduction in sales efforts due to COVID-19. In addition, Richard Hylen has been focused on expansion, and local customer base retention has declined. Satel has strong relationships with commercial and residential building owners and management, and as a public company with the adequate funding, Satel can expand its services and anticipates increasing revenues over the next 24 months. Satel recognizes the customer needs, and the importance of competitive pricing and services. The company believes that it can invest its capital into faster internet, bundling of various internet based services, and expanding its customer base into the entire Bay Area.

Cost of Sales:

The Company’s cost of sales was $1,734 for the three months ended September 30, 2020, compared to $3,248 for the three months ended September 30, 2019.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended September 30, 2020, and September 30, 2019, were $232,187  and $341,893, respectively. The decrease was primarily attributable to a decrease in wages and general and administrative expenses due to COVID-19.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2020 and September 30, 2019 was $(1,543,703) and $(854,754), respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Loss:

Net loss for the three months ended September 30, 2020 was $1,705,139 compared to $1,073,322 for the three months ended September 30, 2019. The increase in net loss can be explained by the changes in the loss in the fair value of derivative liabilities.

Nine months Ended September 30, 2020 Compared with the Nine months Ended September 30, 2019

Revenues:

The Company’s revenues were $262,571 for the nine months ended September 30, 2020 compared to $391,196 for the nine months ended September 30, 2019. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. For the nine months ended September 30, 2020, the Company had one major customer who represented approximately 59% of total revenue. The decrease in revenue is due to a decrease in customer sales. In addition, Richard Hylen has been focused on expansion, and local customer base retention has declined. Satel has strong relationships with commercial and residential building owners and management, and as a public company with the adequate funding, Satel can expand its services and anticipates increasing revenues over the next 24 months. Satel recognizes the customer needs, and the importance of competitive pricing and services. The company believes that it can invest its capital into faster internet, bundling of various internet based services, and expanding its customer base into the entire Bay Area.

Cost of Sales:

The Company’s cost of materials was $5,530 for the nine months ended September 30, 2020, compared to $5,957 for the nine months ended September 30, 2019.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the nine months ended September 30, 2020, and September 30, 2019, were $821,531  and $4,119,415, respectively. The decrease was primarily attributable to share based compensation recorded in 2019, and a decrease in wages and general and administrative expenses due to COVID-19.

Other Income (Expense):

Other income (expense) for the nine months ended September 30, 2020 and September 30, 2019 was $(4,644,531) and $(8,184,966), respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The decrease in other expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Loss:

Net loss for the nine months ended September 30, 2020, was $5,209,021 compared to $11,919,142 for the nine months ended September 30, 2019. The decrease in net loss can be explained by the changes in the loss in the fair value of derivative liabilities and stock-based compensation.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	September 30, 2020	December 31, 2019
Current Assets	$36,745	$40,929
Current Liabilities	7,048,480	6,013,494
Working Capital (Deficit)	$(7,011,735)	$(5,972,565)

The overall working capital (deficit) increased from $(5,972,565) at December 31, 2019 to $(7,011,735) at September 30, 2020 due to the change in value of derivative liabilities, an increase in loans and accounts payable, and accrued wages and interest.

	September 30,	September 30,
	2020	2019
Cash Flows (used in) provided by Operating Activities	$(202,337)	$(441,079)
Cash Flows provided by Investing Activities	—	—
Cash Flows (used for) provided by Financing Activities	203,420	456,000
Net Increase (decrease) in Cash During Period	$1,083	$14,921

During the nine months ended September 30, 2020 cash (used in) provided by operating activities was $(202,337) compared to $(441,079) for the nine months ended September 30, 2019. The decrease in the cash used in operating activities is primarily attributed to the change in fair value of derivative liabilities.

During the nine months ended September 30, 2020 cash provided by investing activities was $0 compared to $0 for the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, cash (used for) provided by financing activities was $203,420 compared to $456,000, for the nine months ended September 30, 2019. The decrease in cash provided by financing activity primarily resulted from a decrease in proceeds from notes payable during the nine months ended September 30, 2020.

As of September 30, 2020, the Company had a cash balance and current asset total of $26,578 and $36,745 respectively, compared with $25,495 and $40,929 of cash and current assets, respectively, as of December 31, 2019. The decrease in assets was due to a decrease in prepaid expenses in 2020.

As of September 30, 2020, the Company had total liabilities of $7,048,480 compared with $6,013,494 as of December 31, 2019. The increase in total liabilities was primarily attributed to an increase in accounts payable, accrued wages, and accrued interest.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of September 30, 2020, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2019 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2019, that was filed with the SEC on June 3, 2020, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2020

/s/ Richard N. Hylen
By: Richard N. Hylen
Its: President, Chief Executive Officer