Form 10-K
period 2020-12-31
Simlatus Corp
filed 2021-03-31
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes ☐ No ☒

On June 30, 2020, the last business day of the registrants most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $726,070, based upon the closing price on that date of the Common Stock of the registrant of $0.0007. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of March 29, 2021 there were 9,547,246,372 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The Company currently sells approximately 55 different commercial audio/video products and is preparing to market its newest audio/video product referred to as SyncPal™. In addition to the Company’s traditional line of audio/video products, it has commenced the research & development of its Immersive Broadcast System, referred to as the Simlatus-IBS™. The Simlatus-IBS™ will include commercial augmented reality and virtual reality applications for studio engineers. These applications, both hardware and software, will allow the customer to control and manage the studio audio/video systems from anywhere in the world. These products are being developed to serve a market segment that is presently being strongly embraced by consumers and is forecasted, by some of the most widely recognized tech companies in the world, as becoming a multi-billion-dollar market in the near future. The Market Analysis and IP Portfolio will include new patents specifically developed for these products and owned by the Company.

Satel Group Inc., a Nevada Corporation, merged with Simlatus Corporation on November 13, 2018. Satel Group, Inc., (the “Company” or “Satel”) was incorporated in the State of Nevada on August 15, 2016. The Company was originally formed as Satel, LLC on February 26, 2003 as a California limited liability company. Satel, LLC converted to a California Corporation, Satel, Inc., by Articles of Incorporation with a Statement of Conversion signed by Richard Hylen as managing member of Satel LLC, dated December 20, 2013, and filed with the California Secretary of State on December 23, 2013. On September 25, 2016 Satel Group, Inc. purchased all of the assets of Satel, Inc., and therefore this Company was organized and continues to operate with the same management while engaged in providing their existing High Speed Internet and DirecTV™ services to upscale, high-rise commercial buildings including large office complexes, apartments, and condominiums in the City of San Francisco and throughout the Bay Area.

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

Our sales staff has more access to competitive information than anyone else in our organization. Customers often show our salespeople sales literature, contracts, price quotes, and other information from competitors. It is our responsibility to engage with potential customers to discuss problems they have with a competitor’s product. Customers will also reveal our competition’s product benefits, strengths, and customer service programs. We instruct our sales force to ask for copies of any competitive literature if and when that is possible. All sales staff maintains a record of all competitive information they discover and devote a regular portion of each sales meeting to a discussion of the competition. Our employees working in other areas of the company also become exposed to competitive information and share that with our sales team.

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

Satel’s current revenue is from the combination of individual DirecTV subscribers, DirecTV services from commercial office buildings plus Internet subscribers and contracted upgrades of commercial entertainment systems.

One customer contract includes a monthly service fee while the other contract requires no fee. Both contracts include the DirecTV MDU Equipment Lease Agreement, which is required by DirecTV for each new customer, along with options for “No Commitment‟, “One Year Commitment‟, or “Two Year Commitment‟. The Satel “No Fee‟ customers are properties we acquired from other companies that were not paying a monthly fee to Satel. The Satel “Fee‟ customers are in properties we acquired directly with long term contracts that pay a monthly fee to Satel. The “Satel Terms and Conditions‟ provide for a disclosure of rates and charges, a warranty that covers equipment use, repair and replacement, and miscellaneous provisions that provides disclosure regarding jurisdiction laws and rights for the customer. The DirecTV MDU Equipment Lease Agreement provides additions customer rights and warranties.

The company’s internet service is less expensive than AT&T, Google, and Comcast, which currently offer “Gigabit‟ as their top Internet service, while most customers buy a much slower and less expensive service under a 100 MB. Satel’s application of HPNA technology using coaxial cable to deliver Internet, provides download speeds of 200Mb-500Mb, with unlimited downloads for a cost less than those fees charged by other carriers for the same speeds. The company believes that there is a good and marketable monthly Internet service in the $40-$45 range. Satel can also combine local, off air channels, whereas the other OTT providers do not.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Markets, and represents prices between dealers, does not include retail markups, markdowns, or commissions, and may not represent actual transactions:

	For the Year Ended December 31
	2020		2019
	High	Low	High	Low
First Quarter	0.0010	0.0010	0.0240	0.0041
Second Quarter	0.0320	0.0007	0.0690	0.0063
Third Quarter	0.0010	0.0002	0.0122	0.0017
Fourth Quarter	0.0007	0.0001	0.0017	0.0001

Record Holders

As of December 31, 2020, there were 4,896,736,884 shares of the registrant’s $0.00001 par value common stock issued and outstanding, which were held by 28 shareholders of record.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, 283,510 shares of Series A preferred stock were converted to 1,217,871,970 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $191,339.

During the year ended December 31, 2020, 534,019 shares of Series A preferred stock were issued to settle debt of $955,884 in accordance with conversion terms. The issuances resulted in a loss on conversion of $10.

During the year ended December 31, 2020, the holders of convertible notes converted a total of $1,005,663 of principal and interest into 3,674,337,987 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $72,051 and settled $4,976,556 worth of derivative liabilities which was recorded to additional paid in capital.

Recent issuances of unregistered securities subsequent to our fiscal year ended of December 31, 2020

On January 5, 2021, the holder of a convertible note converted a total of $13,000 of principal into 144,444,444 shares of our common stock.

On January 7, 2021, the holder of a convertible note converted a total of $10,750 of principal and fees into 107,500,000 shares of our common stock.

On January 7, 2021, 80,450 shares of Preferred Series A stock was converted in to 240,009,167 shares of common stock.

On January 11, 2021, the holder of a convertible note converted a total of $2,250 of principal and interest into 15,000,000 shares of our common stock.

On January 11, 2021, the holder of a convertible note converted a total of $15,000 of principal into 100,000,000 shares of our common stock.

On January 11, 2021, 19,550 shares of Preferred Series A stock was converted in to 58,324,167 shares of common stock.

On January 12, 2021, the holder of a convertible note converted a total of $11,627 of principal, interest, and fees into 105,697,273 shares of our common stock.

On January 13, 2021, 60,000 shares of Preferred Series A stock was converted in to 268,500,000 shares of common stock.

On January 14, 2021, the holder of a convertible note converted a total of $19,650 of principal and interest into 109,166,667 shares of our common stock.

On January 15, 2021, the holder of a convertible note converted a total of $6,300 of interest into 63,000,000 shares of our common stock.

On January 20, 2021, the holder of a convertible note converted a total of $36,200 of principal, interest, and fees into 301,666,667 shares of our common stock.

On January 22, 2021, the holder of a convertible note converted a total of $3,300 of interest into 33,000,000 shares of our common stock.

On January 22, 2021, 40,000 shares of Preferred Series A stock was converted in to 79,555,556 shares of common stock.

On January 26, 2021, the holder of a convertible note converted a total of $29,088 of principal, interest, and fees into 242,397,433 shares of our common stock.

On January 28, 2021, 100,000 shares of Preferred Series A stock was converted in to 162,727,273 shares of common stock.

On February 1, 2021, 100,000 shares of Preferred Series A stock was converted in to 198,888,889 shares of common stock.

On February 2, 2021, 100,000 shares of Preferred Series A stock was converted in to 179,000,000 shares of common stock.

On February 8, 2021, the holder of a convertible note converted a total of $7,505 of principal and interest into 50,035,712 shares of our common stock.

On February 8, 2021, the holder of a convertible note converted a total of $9,494 of principal, interest, and fees into 52,746,722 shares of our common stock.

On February 9, 2021, the holder of a convertible note converted a total of $7,569 of principal and interest into 50,457,178 shares of our common stock.

On February 10, 2021, 100,000 shares of Preferred Series A stock was converted in to 89,500,000 shares of common stock.

On February 10, 2021, 100,000 shares of Preferred Series A stock was converted in to 49,722,223 shares of common stock.

On February 11, 2021, the holder of a convertible note converted a total of $34,313 of principal, interest, and fees into 142,971,542 shares of our common stock.

On February 16, 2021, the holder of a convertible note converted a total of $20,797 of principal and interest into 103,986,324 shares of our common stock.

On February 23, 2021, 100,000 shares of Preferred Series A stock was converted in to 55,937,500 shares of common stock.

On February 25, 2021, 100,000 shares of Preferred Series A stock was converted in to 137,692,308 shares of common stock.

On February 26, 2021, 150,000 shares of Preferred Series A stock was converted in to 116,739,131 shares of common stock.

On March 4, 2021, 200,000 shares of Preferred Series A stock was converted in to 275,384,615 shares of common stock.

On March 8, 2021, the holder of a convertible note converted a total of $21,602 of principal, interest, and fees into 19,549,294 shares of our common stock.

On March 9, 2021, 100,000 shares of Preferred Series A stock was converted in to 105,294,118 shares of common stock.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues:

The Company’s revenues were $342,283 for the year ended December 31, 2020 compared to $477,357 for the year ended December 31, 2019. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. For the years ended December 31, 2020 and 2019, the Company had one major customer who represented approximately 55% and 53% of total revenue, respectively. The decrease in revenue is due to a decrease in customer sales. In addition, Richard Hylen has been focused on expansion in 2020, and local customer base retention has declined. Satel has strong relationships with commercial and residential building owners and management, and as a public company with the adequate funding, Satel can expand its services and anticipates increasing revenues over the next 24 months. Satel recognizes the customer needs, and the importance of competitive pricing and services. The company believes that it can invest its capital into faster internet, bundling of various internet based services, and expanding its customer base into the entire Bay Area as described in the marketing disclosure as a part of this Form 10-K.

Cost of Sales:

The Company’s cost of materials was $7,821 for the year ended December 31, 2020, compared to $5,957 for the year ended December 31, 2019. The increase is related to a slight increase in audio/video product sales in 2020.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the years ended December 31, 2020 and December 31, 2019 were $1,097,216 and $4,431,039, respectively. The decrease was primarily attributable to share based compensation and higher wages paid during the year ended December31, 2019.

Other Income (Expense):

Other income (expense) for the years ended December 31, 2020 and December 31, 2019 was $(10,695,568) and $(6,852,777), respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other income primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Loss:

Net loss for the year ended December 31, 2020, was $11,458,322 compared to $10,812,416 for the year ended December 31, 2019. The increase in net loss can be explained by the decrease in revenue and changes in the gain in the fair value of derivative liabilities and share based compensation.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	December 31,	December 31,
	2020	2019
Current Assets	$154,551	$40,929
Current Liabilities	9,588,260	6,013,494
Working Capital (Deficit)	$(9,433,709)	$(5,972,565)

The overall working capital (deficit) increased from $(5,972,565) at December 31, 2019 to $(9,433,709) at December 31, 2020 due to an increase in convertible debt and the change in value of derivative liabilities.

	December 31,	December 31,
	2020	2019
Cash Flows (used in) provided by Operating Activities	$(151,660)	$(673,486)
Cash Flows provided by Investing Activities	—	—
Cash Flows (used for) provided by Financing Activities	261,020	692,999
Net Increase (decrease) in Cash During Period	$109,360	$19,513

During the year ended December 31, 2020 cash (used in) provided by operating activities was $(151,660) compared to $(673,486) for the year ended December 31, 2019. The decrease in the cash used in operating activities is primarily attributed to the change in fair value of derivative liabilities.

During the year ended December 31, 2020 cash provided by investing activities was $0 compared to $0 for the nine months ended December 31, 2019.

During the year ended December 31, 2020, cash (used for) provided by financing activities was $261,020 compared to $692,999, for the year ended December 31, 2019. The decrease in cash provided by financing activity primarily resulted from a decrease in proceeds from notes payable during the year ended December 31, 2020.

As of December 31, 2020, the Company had a cash balance and current asset total of $134,855 and $154,551 respectively, compared with $24,495 and $40,929 of cash and current assets, respectively, as of December 31, 2019. The increase in assets was due to an increase in cash on hand.

As of December 31, 2020, the Company had total liabilities of $9,615,450 compared with $6,013,494 as of December 31, 2019. The increase in total liabilities was primarily attributed to an increase in accounts payable, derivative liabilities and related party liabilities.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of December 31, 2020, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2020 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Simlatus Corp. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simlatus Corp. and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Liabilities

As discussed in Note 7, the Company borrows funds through the use of convertible notes payable that contain a conversion price that fluctuates with the stock price. Due to the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contract and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining derivative liability values for these convertible note agreements, including the use of a specialist engaged by management.

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.

Convertible Preferred Stock

As discussed in Note 9, the Company has issued and outstanding certain Preferred Shares that contain a fixed value and convertible into common stock at the closing market price on the date of conversion. Auditing management’s evaluation of the convertible preferred shares involves significant judgements and estimates in determining the proper classification of the preferred shares that include both debt and equity qualities. To evaluate the appropriateness and accuracy of the classification of the convertible preferred shares, we evaluated management’s assessment of the debt and equity like characteristics.

We evaluated management’s appropriateness and accuracy of the classification of the convertible preferred shares and evaluated management’s assessment of the debt and equity like characteristics.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, Texas

March 31, 2021

SIMLATUS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$134,855	$25,495
Accounts receivable	5,563	7,741
Inventory, net	4,133	425
Prepaid expenses	—	7,268
Other current assets	10,000	—
Total current assets	154,551	40,929

Financing lease assets – related party	31,178	—
Security deposit	5,162	5,162

Total assets	$190,891	$46,091

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$522,418	$401,121
Accounts payable - related party	—	31,269
Accrued wages	321,530	1,184,455
Accrued expenses	29,416	38,617
Accrued interest	148,233	374,439
Convertible notes payable in default	203,167	96,647
Convertible notes payable, net of discount	29,771	609,888
Current financing lease liabilities – related party	3,988	—
Deferred revenue	—	629
Derivative liabilities	7,996,994	3,168,799
Loans payable	87,420	16,500
Related party liabilities	245,323	91,130
Total Current liabilities	9,588,260	6,013,494

Non-current financing lease liabilities – related party	27,190	—

Total liabilities	9,615,450	6,013,494

Series A convertible preferred stock: 10,000,000 shares authorized, par value $0.001	11,162,005	10,713,594
6,235,757 shares issued and outstanding at December 31, 2020
5,985,248 shares issued and outstanding at December 31, 2019
Series C convertible preferred stock, 45,750 shares authorized, par value $0.0001	355,830	355,830
35,583 shares issued and outstanding at December 31, 2020
35,583 shares issued and outstanding at December, 2019
Convertible preferred stock payable	754,249	—

Stockholders’ deficit:
Series B preferred stock: 10,000,000 shares authorized, par value $0.001	1	1
500 shares issued and outstanding at December 31, 2020
500 shares issued and outstanding at December 31, 2019
Common stock, $0.00001 par value 10,000,000,000 authorized	48,967	45
4,896,736,884 shares issued and outstanding at December 31, 2020 (1)
4,524,351 shares issued and outstanding at December 31, 2019 (1)
Additional paid in capital	(6,107,768)	(12,857,352)
Accumulated deficit	(15,637,843)	(4,179,521)
Total stockholders’ deficit	(21,696,643)	(17,036,827)
Total liabilities and stockholders’ deficit	$190,891	$46,091

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-one thousand reverse stock split that was made effective on December 18, 2019. See Note 12.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2020	2019
Sales	$342,283	$477,357
Cost of materials	7,821	5,957
Gross profit	334,462	471,400

Operating expenses:
G&A expenses	433,998	3,785,517
Professional fees	77,287	34,754
Salaries and wages	585,931	610,768
Total operating expenses	1,097,216	4,431,039

Loss from operations	(762,754)	(3,959,639)

Other income (expense):
Debt forgiveness	118,548	—
Gain on settlement of debt	—	783,208
Loss on conversion of debt	(72,051)	(86,718)
Loss on conversion of debt of preferred shares	(191,349)	(174,273)
Derivative expense	(9,404,359)	(5,942,525)
Interest expense	(1,146,357)	(1,432,469)
Total other income (expense)	(10,695,568)	(6,852,777)

Net loss before income taxes	(11,458,322)	(10,812,416)
Income tax expense	—	—
Net profit (loss)	$(11,458,322)	$(10,812,416)

Per share information
Weighted average number of common shares outstanding, basic (1)	1,422,458,791	793,784
Net income (loss) per common share, basic	$(0.008)	$(13.62)

Weighted average number of common shares outstanding, diluted (1)	1,422,458,791	793,784
Net income (loss) per common share, diluted	$(0.008)	$(13.62)

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-one thousand reverse stock split that was made effective on December 18, 2019. See Note 12.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Convertible Preferred Stock					Preferred Stock				Additional	Accumulated	Total
	Series A		Series C		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2018	5,064,929	$9,066,223	—	$—	$—	500	$1	108,078	$1	$(24,198,066)	$6,634,730	$(17,563,334)

Conversion of debt to common stock	—	—	—	—	—	—	—	2,119,224	21	969,497	—	969,518
Cashless warrant exercise	—	—	—	—	—	—	—	118,280	—	—	—	—
Warrant shares exchanged for convertible preferred stock	—	—	45,750	457,500	—	—	—	—	—	1,372,501	—	1,372,501
Convertible preferred stock issued for services	1,675,978	3,000,000	—	—	—	—	—	—	—	—	—	—
Convertible preferred stock converted to common stock	(712,360)	(1,275,124)	(10,167)	(101,670)	—	—	—	2,178,345	23	1,551,045	—	1,551,068
Convertible preferred stock repurchased and retired	(43,299)	(77,505)	—	—	—	—	—	—	—	—	—	—
Contributed capital	—	—	—	—	—	—	—	—	—	362,261	—	362,261
Imputed interest	—	—	—	—	—	—	—	—	—	14,670	—	14,670
Lease standard adoption	—	—	—	—	—	—	—	—	—	—	(1,835)	(1,835)
Derivative settlements	—	—	—	—	—	—	—	—	—	7,053,082	—	7,053,082
Common stock issued for derivative settlements	—	—	—	—	—	—	—	424	—	24,953	—	24,953
Debt settlement by related party	—	—	—	—	—	—	—	—	—	(7,295)	—	(7,295)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,812,416)	(10,812,416)
Balances for December 31, 2019	5,985,248	$10,713,594	35,583	$355,830	$—	500	$1	4,524,351	$45	$(12,857,352)	$(4,179,521)	$(17,036,827)

Common shares issued due to reverse stock split rounding	—	—	—	—	—	—	—	3,476	—	—	—	—
Conversion of debt to common stock	—	—	—	—	—	—	—	3,674,337,087	36,744	1,040,971	—	1,077,715
Convertible preferred stock converted to common stock	(283,510)	(507,483)	—	—	—	—	—	1,217,871,970	12,178	686,652	—	698,830
Convertible preferred stock issued to settle note payable	118,466	212,055	—	—	—	—	—	—	—	—	—	—
Convertible preferred stock issued to settle accrued liabilities	415,553	743,839	—	—	—	—	—	—	—	—	—	—
Related party debt settled to additional paid in capital	—	—	—	—	—	—	—	—	—	31,269	—	31,269
Convertible preferred shares to be issued to settle debt	—	—	—	—	754,249					—		—
Imputed interest	—	—	—	—	—	—	—	—	—	14,136	—	14,136
Derivative settlements	—	—	—	—	—	—	—	—	—	4,976,556	—	4,976,556
Net loss	—	—	—	—	—	—	—	—	—	—	(11,458,322)	(11,458,322)
Balances for December 31, 2020	6,235,757	$11,162,005	35,583	$355,830	$754,249	500	$1	4,896,736,884	$48,967	$(6,107,768)	$(15,637,843)	$(21,696,643)

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-one thousand reverse stock split that was made effective on December 18, 2019. See Note 12.

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net profit (loss)	$(11,458,322)	$(10,812,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	705,157	1,006,485
Stock based compensation	—	3,000,000
Imputed interest	14,136	14,670
Debt forgiveness	(118,548)	—
Gain on debt settlement	—	(783,208)
Loss on conversion of debt	72,051	86,718
Loss on conversion of preferred shares to common stock	191,349	174,273
Change in fair value of derivative liability	9,404,359	5,942,525
Penalties on notes payable	197,939	—
Decrease (increase) in operating assets and liabilities:
Accounts receivable	2,178	21,609
Inventory	(3,708)	(425)
Other current assets	(10,000)	—
Prepaid expenses	7,268	(7,268)
Right-of-use asset	—	(1,835)
Accrued interest	(71,942)	362,904
Accounts payable	168,166	266,897
Accrued expenses	625,962	122,951
Advances from related parties	122,924	(67,995)
Deferred revenue	(629)	629
Net cash (used in) provided by operating activities	(151,660)	(673,486)

Cash flows from investing activities:
Cash paid for fixed assets	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from convertible debt	190,100	1,032,504
Proceeds from loans payable	72,920	—
Repurchase of preferred series A shares - related party	—	(77,505)
Payments on convertible debt	—	(212,500)
Payments on promissory notes	(2,000)	(49,500)
Net cash (used in) provided for financing activities	261,020	692,999

Net increase (decrease) in cash	109,360	19,513

Cash, beginning of period	25,495	5,982
Cash, end of period	$134,855	$25,495

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Stock issued for debt conversion	$1,005,664	$882,778
Settlement of debt by related party	$507,481	$—
Discount from derivative	$400,393	$1,245,813
Preferred stock converted to common stock	$698,830	$1,376,794
Conversion of debt in to preferred shares	$212,055	$—
Conversion of accrued liabilities into preferred shares	$743,839	$—
Conversion of accrued liabilities into preferred shares payable	$754,249	$—
Contributed capital	$—	$362,261
Debt exchanged for payment of accounts payable	$15,600	$—
Lease adoption recognition	$31,178	$77,700
Common stock issued for derivative settlements	$—	$24,953
Derivative warrants settled with preferred C shares	$—	$1,830,001
Derivative settlements	$4,976,556	$7,053,082

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Satel Group merged with Simlatus Corporation (“SIML” or “Company”) on November 13, 2018 and is the premier provider of DirecTV to high-rise apartments, condominiums and large commercial office buildings in the San Francisco metropolitan area and is now expanding both their DirecTV and Internet services across the Bay Area. Simlatus continues to manufacture its own proprietary systems for major broadcast studios, such as Warner Bros., Fox News, CBS, and DirecTV. Its video technology supports the major system used for underwater oil exploration in the world. For the years ended December 31, 2020 and 2019, the Company had one major customer who represented approximately 55% and 53% of total revenue, respectively.

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

Satel Group Inc., a Nevada Corporation, merged with Simlatus Corporation on November 13, 2018. Satel Group, Inc., (the “Company” or “Satel”) was incorporated in the State of Nevada on August 15, 2016. The Company was originally formed as Satel, LLC on February 26, 2003 as a California limited liability company. Satel, LLC converted to a California Corporation, Satel, Inc., by Articles of Incorporation with a Statement of Conversion signed by Richard Hylen as managing member of Satel LLC, dated December 20, 2013, and filed with the California Secretary of State on December 23, 2013. On September 25, 2016 Satel Group, Inc. purchased all of the assets of Satel, Inc., and therefore this Company was organized and continues to operate with the same management while engaged in providing their existing High Speed Internet and DirecTV™ services to upscale, high-rise commercial buildings including large office complexes, apartments, and condominiums in the City of San Francisco and throughout the Bay Area.

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

Revenue Recognition and Related Allowances

The Company’s main revenue stream is from selling DirecTV services to corporate and residential customers. During the year ended December 31, 2020, 55% of the Company’s revenue was from commissions, 19% was from corporate service subscribers, 13% was from residential service subscribers, and 6% was from installations and equipment. In addition, the Company’s sales for audio/video systems represented 7% of revenues.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2020 and December 31, 2019 is $0.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 for each fair value hierarchy level:

December 31, 2020	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$7,996,994	$7,996,994

December 31, 2019	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$3,168,799	$3,168,799

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of December 31, 2020 and December 31, 2019, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2020, the Company has a shareholders’ deficit of $21,696,643 since its inception, working capital deficit of $9,433,709, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

3. ACCRUED EXPENSES

As of December 31, 2020 and December 31, 2019, accrued expenses were comprised of the following:

	December 31,	December 31,
	2020	2019
Accrued expenses
Credit cards	$407	$8,282
Customer deposits	18,307	18,307
Employee liabilities	7,612	7,612
Sales tax payable	90	1,416
Short-term loans	3,000	3,000
Total accrued expenses	$29,416	$38,617

Accrued interest
Interest on notes payable	$44,855	$111,326
Interest on short-term loans	5,826	—
Interest on accrued wages	97,552	263,113
Total accrued interest	$148,233	$374,439

Accrued wages	$321,530	$1,184,455

4. CONVERTIBLE NOTES PAYABLE

As of December 31, 2020 and December 31, 2019, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	December 31,	December 31,
	Note Date	Date	Rate	Rate	2020	2019
Armada Investment #2	5/30/2019	2/29/2020	18%	Variable	$—	$27,500
Armada Investment #3	7/22/2019	7/22/2020	8%	Variable	—	37,950
Armada Investment #4	12/6/2019	12/6/2020	8%	Variable	—	18,150
BHP Capital NY #3	3/26/2019	3/26/2020	24%	Variable	—	28,600
BHP Capital NY #4	4/9/2019	1/9/2020	18%	Variable	—	46,000
BHP Capital NY #6*	5/30/2019	2/29/2020	18%	Variable	27,500	27,500
BHP Capital NY #7*	7/22/2019	7/22/2020	8%	Variable	37,950	37,950
BHP Capital NY #8*	8/7/2019	8/7/2020	8%	Variable	—	33,000
BHP Capital NY #9	12/20/2019	12/20/2020	12%	Variable	11,075	19,000
Blackbridge Capital #2*	5/3/2016	5/3/2017	5%	Variable	—	80,400
Coventry #3	5/31/2019	5/31/2020	24%	Variable	—	38,691
Emunah Funding #4*	10/20/2018	7/20/2019	24%	Variable	2,990	2,990
Emunah Funding #8*	1/31/2019	1/31/2020	24%	Variable	33,652	33,652
Fourth Man #2	10/26/2018	7/20/2019	24%	Variable	—	8,257
Fourth Man #4	4/23/2019	4/23/2020	10%	Variable	—	16,865
Fourth Man #5	7/22/2019	7/22/2020	8%	Variable	—	37,950
Fourth Man #6	8/12/2019	8/12/2020	8%	Variable	—	17,600
Fourth Man #7	10/9/2019	10/8/2020	8%	Variable	—	27,500
Fourth Man #8	12/10/2019	9/10/2020	12%	Variable	—	16,500
Fourth Man #9	8/3/2020	8/3/2021	8%	Variable	27,500
Fourth Man #10	12/15/2020	12/15/2021	8%	Variable	33,000	—
James Powell	9/7/2015	Demand	8%	Variable	—	150,875
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Jefferson St Capital #3	4/9/2019	1/9/2020	8%	Variable	—	44,400
Jefferson St Capital #5	5/30/2019	2/29/2020	18%	Variable	—	27,500
Jefferson St Capital #6*	6/21/2019	3/21/2020	18%	Variable	27,500	27,500
Jefferson St Capital #7*	8/20/2019	5/20/2020	18%	Variable	38,500	38,500
Jefferson St Capital #8*	12/20/2019	12/20/2020	12%	Variable	19,000	19,000
Optempus Invest #1	9/4/2019	4/4/2020	6%	Variable	—	25,000
Optempus Invest #2	9/13/2019	4/13/2020	6%	Variable	—	20,000
Optempus Invest #3	10/15/2019	6/15/2020	6%	Variable	—	25,000
Optempus Invest #4	11/2/2020	11/2/2021	10%	Variable	20,000	—
Optempus Invest #5	11/5/2020	11/5/2021	10%	Variable	20,000	—
Optempus Invest #6	12/31/2020	12/31/2021	6%	Variable	20,000	—
Power Up Lending #1*	3/14/2019	3/14/2020	22%	Variable	—	6,500
Power Up Lending #2	5/13/2019	5/13/2020	10%	Variable	—	103,000
Power Up Lending #3	6/20/2019	6/20/2020	10%	Variable	—	53,000
Power Up Lending #4	5/18/2020	5/18/2021	10%	Variable	—	—
Power Up Lending #5	6/15/2020	6/15/2021	10%	Variable	13,100	—
Power Up Lending #6	6/24/2020	6/24/2021	10%	Variable	33,000	—
					369,767	1,101,330
Less debt discount					(136,829)	(394,795)
Notes payable, net of discount					$232,938	$706,535

*	As of December 31, 2020, the balance of notes payable that are in default is $203,167.

Armada Investment Fund LLC

On May 30, 2019, the Company issued a convertible note to Armada Investment Fund LLC for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2,833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $27,500 has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 75,300,469 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $2,415, and conversion fees of $1,500. As of September 30, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to Armada Investment Fund LLC for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, and $37,950 has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 55,597,416 common shares upon the conversion of principal in the amount of $37,500, accrued interest of $2,719, and conversion fees of $3,600. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 6, 2019, the Company received funding pursuant to a convertible note issued to Armada Investment Fund LLC for $18,150, which includes $15,000 to settle outstanding accounts payable and $3,150 in transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on December 6, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $18,150 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 56,783,986 common shares upon the conversion of principal in the amount of $18,150, accrued interest of $842, and conversion fees of $2,400. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

BHP Capital NY, Inc.

On March 26, 2019, the Company received funding pursuant to convertible note issued to BHP Capital NY for $28,600, of which $25,000 was received in cash and $3,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on March 26, 2019, and is convertible into common stock at 58% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $28,600 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 87,276,122 common shares upon the conversion of principal in the amount of $28,600, accrued interest of $2,897 and conversion fees of $1,500. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 9, 2019, the Company issued a convertible note to BHP Capital NY, Inc. for $55,000, which includes transaction fee interest of $6,500, and cash consideration of $48,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on January 9, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,000 due to this conversion feature, and $55,000 has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 76,100 common shares upon the conversion of principal in the amount of $9,000, accrued interest of $1,915, and conversion fees of $500. During the year ended December 31, 2020, the Company issued 197,220,250 common shares upon the conversion of principal in the amount of $46,000, accrued interest of $2,651, and conversion fees of $1,500. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to BHP Capital NY for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2,833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2020, the note had a principal balance of $27,500 and accrued interest of $5,806. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2020, the note had a principal balance of $37,950 and accrued interest of $7,087.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 7, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $33,000 of which $29,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 7, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 569,243,419 common shares upon the conversion of principal in the amount of $33,000, interest of $3,667 and conversion fees of $4,000. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $19,000 of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 196,361,455 common shares upon the conversion of principal in the amount of $7,925, interest of $2,375 and conversion fees of $500. As of December 31, 2020, the note had a principal balance of $11,075 and accrued interest of $29.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Blackbridge Capital

On May 3, 2016, the Company accepted and agreed to a Debt Purchase Agreement, whereby Blackbridge Capital acquired $100,000 of principal of a Direct Capital Group, Inc. convertible note in exchange for $100,000. The note bears interest at 5% per annum, matured on May 3, 2017, and is convertible into common stock at 50% of the lowest market price of the 20 trading days prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $100,000 due to this conversion feature, which has been amortized to the statement of operations. The note has converted $19,600 of principal into 267 shares of common stock. On December 2, 2020, a Debt Settlement Agreement was executed, whereby the Company, Blackbridge Capital and Direct Capital agreed to retire the Debt Purchase Agreement and $80,400 in principal and $17,770 in accrued interest was recorded as debt forgiveness on the statement of operations.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Coventry Enterprises, LLC

On May 31, 2019, the Company issued a convertible note to Coventry Enterprises for $50,000, of which $47,500 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matures on May 31, 2020, and is convertible into common stock at 61% multiplied by the lowest trading price during the 20-day trading period including the conversion date. During the three month period ended March 31, 2020, the Company recorded a default penalty of $38,691. The Company recorded a debt discount from the derivative equal to $101,925 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 425,000 common shares upon the conversion of principal in the amount of $11,309 and accrued interest of $2,818. During the year ended December 31, 2020, the Company issued 129,270,950 common shares upon the conversion of principal in the amount of $77,382, accrued interest of $8,809, and conversion fees of $3,105. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On February 4, 2020, the Company issued a convertible note to Coventry Enterprises for $40,000, of which $37,500 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 10% (increases to 24% per annum upon an event of default), matures on February 4, 2021, and is convertible into common stock at 60% multiplied by the lowest trading price during the 20-day trading period prior to the conversion date. The Company recorded a debt discount from the derivative equal to $40,000 due to this conversion feature, which been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 554,094,166 common shares upon the conversion of principal in the amount of $40,000, accrued interest of $2,366, and conversion fees of $1,380. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended December 31, 2020, the note has converted $13,450 of principal and $4,918 of interest into 7,145 shares of common stock. As of December 31, 2020, the note had a principal balance of $2,990 and accrued interest of $1,079. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 31, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $33,000, which includes $5,000 to settle outstanding accounts payable, $4,500 in transaction fees and cash consideration of $23,500. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on January 31, 2020, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $33,000 has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered late filing penalties of $50,652. During the year ended December 31, 2020, the Company made cash payments of $50,000. As of December 31, 2020, the note had a principal balance of $33,652 and accrued interest of $10,842.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On October 26, 2018, the Company accepted and agreed to a Debt Purchase Agreement, whereby Fourth Man LLC acquired $40,000 of debt from an Emunah Funding LLC convertible note in exchange for $40,000. The note bears interest of 24%, matures on July 20, 2019, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $16,591 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 22,299 common shares upon the conversion of principal in the amount of $31,743. During the year ended December 31, 2020, the Company issued 69,046,532 common shares upon the conversion of principal in the amount of $8,257 and accrued interest of $2,100. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 23, 2019, the Company issued a convertible note to Fourth Man LLC for $26,400, which includes $24,000 to settle outstanding accounts payable, and transaction fee interest of $2,400. The note bears interest of 10%, matures on April 23, 2020, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $26,400 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 165,531 common shares upon the conversion of principal in the amount of $9,535. During the year ended December 31, 2020, the Company issued 65,759,708 common shares upon the conversion of principal in the amount of $16,865 and accrued interest of $2,862. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 89,447,039 common shares upon the conversion of principal in the amount of $37,950, accrued interest of $2,837 and conversion fees of $3,600. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 12, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $17,600, of which $15,000 was received in cash and $2,600 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 12, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $17,600 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 47,812,803 common shares upon the conversion of principal in the amount of $17,600, accrued interest of $1,281, and conversion fees of $1,200. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 9, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on October 19, 2020, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 30,896,663 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $1,477, and conversion fees of $2,400. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 10, 2019, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $16,500 of which $15,000 was received in cash and $1,500 was recorded as transaction fees. The note bears interest of 12% (increases to 24% per annum upon an event of default), matures on September 10, 2020, and is convertible into the lower of 1) 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $16,500 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 15,008,658 common shares upon the conversion of principal in the amount of $16,500, accrued interest of $1,010 and conversion fees of $500. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 3, 2020, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $27,500 of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 3, 2021, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $11,301 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2020 of $16,199. As of December 31, 2020, the note had a principal balance of $27,500 and accrued interest of $904.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 15, 2020, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $33,000 of which $27,600 was received in cash and $5,400 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 3, 2021, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $1,447 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2020 of $31,553. As of December 31, 2020, the note had a principal balance of $33,000 and accrued interest of $116.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

GPL Ventures LLC

On April 29, 2020, the Company accepted and agreed to an Assignment Agreement, whereby GPL Ventures acquired $25,000 of principal and $958 in accrued interest from one note with Optempus Investments, LLC. The note bears interest at 10%, matured on April 4, 2020, and is convertible into 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. During the year ended December 31, 2020, the Company issued 21,631,275 common shares upon the conversion of principal in the amount of $25,958. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 20, 2020, the Company accepted and agreed to an Assignment Agreement, whereby GPL Ventures acquired $45,000 of principal, $2,664 in debt discounts, and $2,290 in accrued interest from two notes with Optempus Investments, LLC. The note bears interest at 10%, matures on June 15, 2020, and is convertible into 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. During the year ended December 31, 2020, the Company issued 174,297,500 common shares upon the conversion of principal in the amount of $47,290, and the debt discount of $2,664 has been amortized to the statement of operations. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

James Powell

On September 7, 2015, the Company issued a convertible note with the Company’s former President, James Powell for non-cash consideration for accrued fees of $150,875. The note bears interest at 8%, is due on demand, and is convertible into convertible into common stock at 50% of the lowest trading price for the 15 days prior to the date of conversion. On November 27, 2020, 118,466 shares of Series A preferred stock were issued to settle the principal amount of $150,875 and interest of $61,180 in accordance with conversion terms. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 10,691 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of December 31, 2020, the note had a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 9, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $55,000, which includes transaction fee interest of $6,500, and cash consideration of $48,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on January 9, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 74,000 common shares upon the conversion of principal in the amount of $10,600 and $500 in conversion fees. During the year ended December 31, 2020, the Company issued 33,860,373 common shares upon the conversion of principal in the amount of $44,400, accrued interest of $2,200 and conversion fees of $1,500. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 30, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2.833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 56,783,115 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $2,377 and conversion fees of $2,250. As of December 31, 2020, the note had been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 21, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes transaction fee interest of $4,000, and cash consideration of $23,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on March 21, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2020, the note had a principal balance of $27,500 and accrued interest of $5,533. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $38,500, of which $32,000 was received in cash and $6,500 was recorded as transaction fees. The note bears interest at 10% (increases to 18% per annum upon an event of default), matures on May 20, 2020, and is convertible into the lower of 1) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of the note, and 2) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $38,500 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2020, the note had a principal balance of $38,500 and accrued interest of $6,600. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $19,000, of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2020, the note had a principal balance of $19,000 and accrued interest of $2,329.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Optempus Investments, LLC

On September 4, 2019, the Company received $25,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $25,000. The note bears interest at 6% (increases to 24% per annum upon an event of default), matures on April 4, 2020, and is convertible into the lower of 1) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of the note, and 2) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, which has been amortized to the statement of operations. On April 29, 2020, the principal amount of $25,000, and interest of $958 was reassigned to GPL Ventures LLC. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 13, 2019, the Company received $20,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $20,000. The note bears interest at 6% (increases to 24% per annum upon an event of default), matures on April 13, 2020, and is convertible into the lower of 1) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of the note, and 2) 70% of the lowest trading price of the 30 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. On May 20, 2020, the principal amount of $20,000, and interest of $1,395 was reassigned to GPL Ventures LLC. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 15, 2019, the Company received $25,000 cash from the issuance of a convertible promissory note with Optempus Investments, LLC in the amount of $25,000. The note bears interest at 6%, matures on June 15, 2020, and is convertible into 70% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, and $22,336 has been amortized to the statement of operations. On May 20, 2020, the principal amount of $25,000, debt discount of $2,664 and interest of $896 was reassigned to GPL Ventures LLC. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 2, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 2, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $3,233 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2020 of $16,767. As of December 31, 2020, the note had a principal balance of $20,000 and accrued interest of $323.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 5, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 5, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $3,068 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2020 of $16,932. As of December 31, 2020, the note had a principal balance of $20,000 and accrued interest of $307.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 31, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000. The Company received a cash payment of $10,000 on January 8, 2021, and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on December 31, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature. The debt discount and transaction fee interest had a balance at December 31, 2020 of $20,000. As of December 31, 2020, the note had a principal balance of $20,000 and the $10,000 cash payment was recorded to other current assets on the balance sheet.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Power Up Lending Group Ltd.

On March 14, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $73,000, of which $70,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on March 14, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $73,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a late filing penalty of $36,500. During the year ended December 31, 2019, the Company issued 445,833 common shares upon the conversion of principal in the amount of $103,000. During the year ended December 31, 2020, Power Up forgave the remaining debt and the principal amount of $6,500 was reclassed to the statement of operations.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 13, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $103,000, of which $100,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 13, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $103,000 due to this conversion feature, and $65,290 has been amortized to the statement of operations. During the year ended December 31, 2020, the Company entered a default penalty of $103,000. On March 5, the principal amount of $206,000, debt discount and transaction fee interest of $37,710 and interest of $14,115 was reassigned to Redstart Holdings Corp. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 20, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. for $53,000, of which $50,000 was received in cash and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 20, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $53,000 due to this conversion feature, and $28,092 has been amortized to the statement of operations. During the year ended December 31, 2020, the Company entered a default penalty of $53,000. On March 5, 2020, the principal amount of $106,000, debt discount and transaction fee interest of $24,908 and interest of $6,769 was reassigned to Redstart Holdings Corp. As of December 31, 2020, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On May 18, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $16,000, of which $15,600 was paid to settle accounts payable, and $400 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 18, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $16,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 278,333,333 common shares upon the conversion of principal in the amount of $16,000 and accrued interest of $700. As of December 31, 2020, the note has an accrued interest balance of $100.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 15, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,000, of which $40,000 was received in cash, and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 15, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $43,000 due to this conversion feature, and $23,444 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2020 of $19,556. During the year ended December 31, 2020, the Company issued 498,333,333 common shares upon the conversion of principal in the amount of $29,900. As of December 31, 2020, the note had a principal balance of $13,100 and accrued interest of $2,150.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 24, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $33,000, of which $30,000 was received in cash, and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 24, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $17,178 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2020 of $15,822. As of December 31, 2020, the note had a principal balance of $33,000 and accrued interest of $1,650.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Redstart Holdings Corp.

On March 5, 2020, the Company accepted and agreed to an Assignment Agreement, whereby Redstart Holdings Corp. acquired $156,000 of principal, $156,000 in penalties, $62,618 in debt discount and financing costs, and $20,884 in accrued interest from two notes with Power Up Lending Group Ltd. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 20, 2020, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded an additional debt discount from the derivative equal to the amount of $156,000 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended December 31, 2020, the Company issued 371,978,522 common shares upon the conversion of principal in the amount of $312,000 and accrued interest of $15,654. The remaining interest of $13,878 has been forgiven by the note holder and was reclassed to the statement of operations.

Convertible Note Conversions

During the year ended December 31, 2020, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Price	Issued	Issued to
4/16/2020	1,600	—	$1,600	0.0073	219,178	Redstart Holdings
4/22/2020	1,600	—	1,600	0.0073	219,178	Redstart Holdings
4/28/2020	1,500	—	1,500	0.0059	254,237	Redstart Holdings
5/1/2020	1,100	—	1,100	0.0044	250,000	Redstart Holdings
5/5/2020	12,500	—	12,500	0.0032	3,955,696	GPL Ventures
5/6/2020	12,000	—	12,000	0.0044	2,727,272	Redstart Holdings
5/14/2020	—	—	—	0.0000	6,460,971	GPL Ventures
5/19/2020	13,458	—	13,458	0.0012	11,214,608	GPL Ventures
5/20/2020	12,744	7,386	20,130	0.0018	11,000,000	Coventry
6/3/2020	22,600	—	22,600	0.0021	10,761,905	Redstart Holdings
6/5/2020	34,650	—	34,650	0.0017	21,000,000	GPL Ventures
6/5/2020	18,000	—	18,000	0.0021	8,624,708	Jefferson St Cap
6/5/2020	21,500	—	21,500	0.0020	10,750,000	Redstart Holdings
6/8/2020	19,192	938	20,130	0.0018	11,000,000	Coventry
6/8/2020	22,800	—	22,800	0.0018	13,333,333	Fourth Man
6/8/2020	21,500	—	21,500	0.0020	10,750,000	Redstart Holdings
6/9/2020	21,500	—	21,500	0.0020	10,750,000	Redstart Holdings
6/9/2020	21,500	—	21,500	0.0020	10,750,000	Redstart Holdings
6/10/2020	16,500	1,010	17,510	0.0012	15,008,658	Fourth Man
6/11/2020	14,500	—	14,500	0.0019	7,957,559	Jefferson St Cap
6/11/2020	18,300	—	18,300	0.0017	10,764,706	Redstart Holdings
6/12/2020	18,950	2,687	21,637	0.0012	19,518,506	Armada
6/12/2020	8,800	—	8,800	0.0009	10,000,000	GPL Ventures
6/12/2020	14,000	—	14,000	0.0013	10,769,231	Redstart Holdings
6/15/2020	11,800	—	11,800	0.0011	10,727,273	Redstart Holdings
6/16/2020	13,575	—	13,575	0.0006	23,452,381	Fourth Man
6/16/2020	—	—	—	0.0000	42,000,000	GPL Ventures
6/16/2020	11,900	2,200	14,100	0.0008	17,278,106	Jefferson St Cap
6/16/2020	10,700	—	10,700	0.0010	10,700,000	Redstart Holdings
6/17/2020	10,000	21	10,021	0.0007	16,440,765	Armada
6/17/2020	15,740	273	16,013	0.0006	25,000,000	Coventry
6/17/2020	9,100	—	9,100	0.0009	10,705,882	Redstart Holdings
6/17/2020	9,100	—	9,100	0.0009	10,705,882	Redstart Holdings
6/19/2020	13,950	—	13,950	0.0005	31,562,500	Fourth Man
6/19/2020	6,600	5,150	11,750	0.0007	17,537,313	Redstart Holdings
6/22/2020	12,250	—	12,250	0.0007	20,000,000	Jefferson St Cap
6/22/2020	12,200	—	12,200	0.0006	20,000,000	Redstart Holdings
6/23/2020	9,000	12	9,012	0.0005	19,638,145	Armada
6/24/2020	7,500	—	7,500	0.0004	19,704,433	BHP Capital
6/24/2020	14,806	139	14,945	0.0004	35,000,000	Coventry
6/24/2020	10,425	2,837	13,262	0.0004	34,432,158	Fourth Man
6/24/2020	10,400	—	10,400	0.0005	20,000,000	Redstart Holdings
6/25/2020	10,400	—	10,400	0.0005	20,000,000	Redstart Holdings
6/26/2020	4,700	1,477	6,177	0.0004	17,563,330	Fourth Man
6/26/2020	10,400	—	10,400	0.0005	20,000,000	Redstart Holdings
6/29/2020	9,000	819	9,819	0.0005	24,218,648	Armada
6/29/2020	18,100	—	18,100	0.0004	45,812,808	BHP Capital
6/29/2020	10,345	50	10,395	0.0004	30,000,000	Coventry
6/29/2020	11,250	—	11,250	0.0005	23,076,923	Jefferson St Cap
6/29/2020	10,400	—	10,400	0.0005	20,000,000	Redstart Holdings
6/30/2020	15,700	—	15,700	0.0005	30,192,308	Redstart Holdings
7/1/2020	23,100	—	23,100	0.0005	50,217,391	Redstart Holdings
7/1/2020	13,000	2,396	15,396	0.0005	35,484,737	Armada
7/1/2020	3,000	2,897	5,897	0.0003	21,758,881	BHP Capital
7/2/2020	17,600	1,281	18,881	0.0004	47,812,803	Fourth Man
7/2/2020	13,400	9,700	23,100	0.0005	50,217,391	Redstart Holdings
7/6/2020	4,000	2,377	6,377	0.0005	13,706,192	Jefferson St Cap
7/7/2020	—	804	804	0.0004	2,009,375	Redstart Holdings
7/7/2020	14,500	19	14,519	0.0004	39,815,732	Armada
7/7/2020	4,553	24	4,578	0.0003	17,270,950	Coventry
7/8/2020	22,500	2,601	25,101	0.0004	71,324,065	BHP Capital
7/9/2020	16,865	2,862	19,728	0.0003	65,759,708	Fourth Man
7/10/2020	9,150	22	9,172	0.0003	32,565,338	Armada
7/16/2020	17,000	41	17,041	0.0002	89,954,923	BHP Capital
7/16/2020	8,257	2,100	10,357	0.0002	69,046,532	Fourth Man
7/22/2020	6,500	9	6,509	0.0002	35,941,262	BHP Capital
8/4/2020	19,000	2,000	21,000	0.0001	175,000,000	Coventry
8/11/2020	10,000	—	10,000	0.0001	112,820,513	BHP Capital
8/25/2020	7,678	123	7,800	0.0001	130,000,000	Coventry
10/26/2020	7,151	229	7,380	0.00006	134,500,000	Coventry
11/3/2020	6,172	14	6,186	0.00006	114,594,166	Coventry
11/27/2020	5,000	3,593	8,593	0.00007	147,793,846	BHP Capital
12/2/2020	8,900	—	8,900	0.00006	148,333,333	Power Up
12/4/2020	7,100	700	7,800	0.00006	130,000,000	Power Up
12/7/2020	3,840	211	4,052	0.00004	101,297,500	GPL Ventures
12/8/2020	8,500	—	8,500	0.00007	146,153,846	BHP Capital
12/17/2020	9,500	61	9,561	0.00007	162,475,214	BHP Capital
12/22/2020	10,200	—	10,200	0.00006	170,000,000	Power Up
12/24/2020	10,400	—	10,400	0.00006	173,333,333	Power Up
12/29/2020	7,925	2,375	10,300	0.00006	196,361,455	BHP Capital
12/30/2020	9,300	—	9,300	0.00006	155,000,000	Power Up
Total conversions	944,227	61,437	1,005,664		3,674,337,087
Loss on conversion	—	—	41,116
Conversion fees	—	—	30,935
	$944,227	$61,437	$1,077,715		3,674,337,087

5. LEASES

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

Operating Leases

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

The new standard also provides practical expedients and certain exemptions for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases where the initial lease term is one year or less or for which the ROU asset at inception is deemed immaterial, we will not recognize ROU assets or lease liabilities. Those leases are expensed on a straight-line basis over the term of the lease. As of December 31, 2020, the Company did not have any operating leases.

Financing Leases

On December 22, 2020, the Company entered into a vehicle lease in the amount of $19,314. The lease has a term of 6 years, from February 5, 2021 January 5, 2027, with a monthly payment of $268.

On December 22, 2020, the Company entered into a vehicle lease in the amount of $18,689. The lease has a term of 6 years, from February 5, 2021 January 5, 2027, with a monthly payment of $260.

The Company evaluated the leases in accordance with ASC 842 and determined that it’s leases meet the definition of a finance lease.

Financing lease assets and liabilities related to our operating leases are as follows:

December 31, 2020
Financing lease assets	$31,178
Current financing lease liabilities	3,988
Non-current financing lease liabilities	27,190

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Year ended
December 31, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	—
Non-cash activity:
Financing lease assets obtained in exchange for lease obligations	$31,178

The following is a schedule, by years, of future minimum lease payments required under the finance leases:

Years Ending
December 31,	Finance Leases
2021	$5,806
2022	6,334
2023	6,334
2024	6,334
2025	6,334
Thereafter	6,862
Total	38,003
Less imputed Interest	6,825
Total liability	$31,178

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Leases	6 years	7%

6. LOANS PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. During the year ended December 31, 2020, the Company recorded payments of $2,000.

As of December 31, 2020 and December 31, 2019, the principal balance owed to Direct Capital Group was $14,500 and $16,500, respectively.

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

During the year ended December 31, 2020, the Company recorded accrued interest of $5,826 on the PPP loan.

7. DERIVATIVE LIABILITIES

During the year ended December 31, 2020, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at December 31, 2020 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended December 31, 2020:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$1,631,390	$3,804	$1,533,605	$3,168,799
Initial recognition of derivative liability	35,173,887	—	—	35,173,887
Derivative settlements	(4,976,556)	—	—	(4,976,556)
Loss (gain) on derivative liability valuation	(27,895,246)	23,539	2,502,571	(25,369,136)
Balance, end of period	$3,933,475	$27,343	$4,036,176	$7,996,994

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2020:

Valuation date
Expected dividends	0%
Expected volatility	249.88%-775.47%
Expected term	.09 - 1 year
Risk free interest	.07%-.13%

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

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	491.11%-519.32%
Expected term	3.01 – 3.77 years
Risk free interest	0.17%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	758.23%
Expected term	1 year
Risk free interest	0.10%

8. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2020, the Company made payments of $28,377 to amounts due to related parties, and $182,570 was advanced to the Company by related parties. As of December 31, 2020 and December 31, 2019, the Company owed related parties $245,323 and $91,130, respectively. During the year ended December 31, 2020, the Company recorded imputed interest of $14,136 to the statement of operations with a corresponding increase to additional paid in capital. During the year ended December 31, 2020, the company’s former president forgave accounts payable of $31,269, which was recorded to additional paid in capital. As of December 31, 2020 and December 31, 2019, the Company recorded accounts payable due to related parties of $0 and $31,269, respectively.

On December 22, 2020, the President, Richard Hylen, and the Company entered into two vehicle leases in the amount of $19,314 and $18,689, respectively. The leases have a term of 6 years, from February 5, 2021 January 5, 2027, with monthly payments of $268 and $260, respectively.

9. CONVERTIBLE PREFERRED STOCK

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

On November 27, 2020, the Company and a note holder agreed to convert the principal and interest balance of $212,054 to 118,466 shares of Convertible Series A Preferred stock.

On December 28, 2020, the Company converted wages and accrued interest owed to Richard Hylen and Mike Schatz to Convertible Series A Preferred stock. The Company issued 97,732 shares at $1.79 per share in exchange of principal and interest of $174,930 owed to Richard Hylen. The Company issued 317,821 shares at $1.79 per share in exchange of principal and interest of $568,899 owed to Mike Schatz.

During the year ended December 31, 2020, 283,510 shares of Convertible Series A Preferred stock were converted to 1,217,871,970 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $191,349, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $1.79 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $11,162,005, which represents 6,235,757 Series A Preferred Stock at $1.79 per share, issued and outstanding as of December 31, 2020, outside of permanent equity and liabilities.

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

The Convertible Series C Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. The Company has recorded $355,830 which represents 35,583 Series C Convertible Preferred Stock at $10 per share, issued and outstanding as of December 31, 2020, outside of permanent equity and liabilities.

As of December 31, 2020, 10,000,000 Series A Convertible Preferred shares and 45,750 Series C Convertible Preferred shares were authorized, of which 6,235,757 Series A Convertible Preferred shares were issued and outstanding and 35,583 Series C Convertible Preferred shares were issued and outstanding.

Preferred Stock Payable

On December 28, 2020, the Company received resignation letters from Baron Tennelle, Dusty Vereker, and Robert Stillwaugh. The Company agreed to issue Preferred Series A shares to settle unpaid wages and interest owed to those individuals.

The Company agreed to issue 52,931 Preferred Series A shares to Baron Tennelle in exchange for accrued wages of $90,000 and interest of $4,745. The Company agreed to issue 50,615 Preferred Series A shares to Dusty Vereker in exchange for accrued wages of $86,250 and interest of $4,350. The Company agreed to issue 317,821 Preferred Series A shares to Robert Stillwaugh in exchange for accrued wages of $427,708 and interest of $141,190.

The shares were issued subsequent to December 31, 2020, which have been disclosed in subsequent events (Note 14).

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

As of December 31, 2020, 10,000,000 Series B Preferred shares were authorized, of which 500 shares were issued and outstanding.

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

During the year ended December 31, 2020, 283,510 shares of Convertible Series A Preferred stock were converted to 1,217,871,970 common shares, valued at $507,483, in accordance with the conversion terms. The issuances resulted in a loss on conversion of $191,349, which was recorded to the statement of operations.

During the year ended December 31, 2020, the holders of convertible notes converted a total of $1,005,664 of principal and interest, and $30,935 in note fees, into 3,674,337,087 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $41,116 and settled $4,976,556 worth of derivative liabilities which was recorded to additional paid in capital.

As of December 31, 2020, 10,000,000,000 common shares, par value $0.00001, were authorized, of which 4,896,738,884 shares were issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at December 31, 2020:

December 31,
2020
Net operating loss	$2,972,563
Statutory rate	21%
Expected tax recovery	624,238
Change in valuation allowance	(624,238)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	624,238
Less: valuation allowance	(624,238)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the year ending December 31, 2018, 2019 and 2020 which are still open for examination.

13. COMMITMENTS AND CONTINGENCIES

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

On November 1, 2019, the Company renewed an Employment Agreement with Robert Stillwaugh, which appoints him as President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the year ended December 31, 2020, the Company recorded wages of $45,000 and interest of $43,697 in connection with this agreement. On December 28, 2020, Mr. Stillwaugh resigned from his position and the Company agreed to convert unpaid wages and accrued interest totaling $568,899 into 317,821 shares of Convertible Preferred Series A stock. The shares were issued subsequent to the reporting period and is disclosed in subsequent events (Note 14).

On November 1, 2019, the Company renewed an Employment Agreement with Mike Schatz, which appoints him as the Vice President of Simlatus, a non-director/officer position, with an annual salary of $45,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the year ended December 31, 2020, the Company recorded wages of $45,000 and interest of $43,697 in connection with this agreement. On December 28, 2020, the Company converted unpaid wages and accrued interest totaling $568,899 into 317,821 shares of Convertible Preferred Series A stock.

On November 1, 2019, the Company renewed an Employee Agreement with Richard Hylen which appoints him as Chief Executive Officer, Chairman of the Board, and President, Secretary, and Treasurer of the Company. Mr. Hylen will receive an annual salary of $120,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the year ended December 31, 2020, the Company recorded wages of $120,000, interest of $6,924 and payments of $34,768, in connection with this agreement. On December 28, 2020, the Company converted unpaid wages and accrued interest totaling $174,940 into 97,732 shares of Convertible Preferred Series A stock.

On January 9, 2020, the Company renewed an Employee Agreement with Baron Tennelle, which appoints him as Director of Simlatus and President of Proscere Bioscience, Inc., a wholly owned subsidiary of Simlatus. He will receive an annual salary of $45,000 paid out quarterly in either cash or stock at the current fair market value of the stock at time of conversion. During the year ended December 31, 2020, the Company recorded wages of $45,000 and interest of $3,725 in connection with this agreement. On December 28, 2020, Mr. Tennelle resigned from his position and the Company agreed to convert unpaid wages and accrued interest totaling $94,745 into 52,931 shares of Convertible Preferred Series A stock. The shares were issued subsequent to the reporting period and is disclosed in subsequent events (Note 14).

On February 19, 2020, the Company renewed an Employee Agreement with Dusty Vereker as a Director of the company, and Vice President of Proscere Bioscience. Her employment contract allows an annual salary of $45,000 to be paid quarterly in either cash or stock. Ms. Vereker’s Director Agreement allows for fees associated with meetings and conferences. During the year ended December 31, 2020, the Company recorded wages of $45,000 and interest of $3,501 in connection with this agreement. On December 28, 2020, Ms. Vereker resigned from her position and the Company agreed to convert unpaid wages and accrued interest totaling $90,600 into 50,615 shares of Convertible Preferred Series A stock. The shares were issued subsequent to the reporting period and is disclosed in subsequent events (Note 14).

14. SUBSEQUENT EVENTS

Employee and Director Agreements

On January 1, 2021, the Company dismissed Richard Hylen as CEO, and appointed Richard Hylen as the Chairman and Secretary of the company, and the President of Satel Group Inc., a wholly owned subsidiary of the company and pursuant with the Employment Agreement and Director Agreement dated January 1, 2021. These Agreements will replace all previous agreements. The employee will receive an annual salary of $200,000 to be paid in equal monthly installments. Amounts unpaid will accrue annual interest of 6% and may be converted to Convertible Preferred Series A stock of the company in value of $1.79 per share and under the conversion guidelines of the Certificate of designation for Convertible Preferred Series A stock. Pursuant to the agreement, the company issued 500 Preferred Series B shares. Said shares are control shares and have voting rights only. As Director the undersigned is hereby granted $25,000 of Convertible Preferred Series A shares of the company at a price of $1.79 per share. On January 20, 2021, the Company issued 13,966 shares, pursuant with the Certificate of Designation for conversion rights of said shares.

On January 1, 2021, the Company appointed Jef Lewis as a Director and the Chief Executive Officer, President and Treasurer of the company and pursuant with the Employment Agreement and Director Agreement dated January 1, 2021. These Agreements will replace all previous agreements. The employee will receive an annual salary of $200,000 to be paid in equal monthly installments. Amounts unpaid will accrue annual interest of 6% and may be converted to Convertible Preferred Series A stock of the company in value of $1.79 per share and under the conversion guidelines of the Certificate of designation for Convertible Preferred Series A stock. Pursuant to the agreement, the company issued 500 Preferred Series B shares on January 20, 2021. Said shares are control shares and have voting rights only. As Director the undersigned is hereby granted $25,000 of Convertible Preferred Series A shares of the company at a price of $1.79 per share. On January 20, 2021, the Company issued 13,966 shares, pursuant with the Certificate of Designation for conversion rights of said shares.

Jeffrey Lewis is 47 years old. Founder of BrewBilt Manufacturing LLC, and is the Chairman and CEO of BrewBilt Manufacturing, Inc., a multiple million dollar craft beer brewery manufacturing facility in Northern California, has over 15 years of experience managing engineering, design, and fabrication teams that custom design and fabricate integrated stainless steel distillation and brewing systems for the craft beer beverage industries.

On January 1, 2021, the Company appointed Samuel Berry as a Director and the Chief Operations Officer of the company and pursuant with the Employment Agreement and Director Agreement dated January 1, 2021. These Agreements will replace all previous agreements. The employee will receive an annual salary of $100,000 to be paid in equal monthly installments. Amounts unpaid will accrue annual interest of 6% and may be converted to Convertible Preferred Series A stock of the company in value of $1.79 per share and under the conversion guidelines of the Certificate of designation for Convertible Preferred Series A stock. The company will issue to the employee $50,000 of Preferred Series A shares at a value of $1.79 per share. As Director the undersigned is hereby granted $25,000 of Preferred Series A shares of the company at a price of $1.79 per share, pursuant with the Certificate of Designation for conversion rights of said shares. On January 20, 2021, the Company issued 41,898 shares of Convertible Preferred Series A shares, pursuant to these agreements.

Samuel Berry is 43 years old and a graduate from Keene State College in New Hampshire with a Bachelor of Science, and a graduate from Florida International University with his Master of Science. Sam is a Director of BrewBilt Manufacturing Inc. and experienced with the operations of a public craft beer manufacturing business. With over 15 years of business experience in management, he will oversee the operations of Simlatus.

On March 1, 2021, the Company appointed Bennett Buchanan as a Director and of the company and pursuant with the Employment Agreement and Director Agreement dated March 3, 2021. Pursuant to the Employment Agreement, Mr. Buchanan will be employed on at-will basis and receive an annual salary of $100,000 payable in monthly installments, with unpaid amounts accruing interest at the rate of 6% per annum. Unpaid salary may be converted by Mr. Buchanan into shares of Convertible Series A Preferred Stock of the Company. On March 4, 2021, the Company issued 13,966 shares of Convertible Series A Preferred Stock pursuant to the Employment Agreement.

Bennett Buchanan is 36 years old and the co-founder and brewer for the award-winning Old Bus Tavern brewpub in San Francisco. He has also honed his skills brewing on a production scale for the Fort Point Beer Company. Bennett holds a Bachelor of Science in Civil Engineering and a Master of Engineering Management from Cornell University.

Convertible Notes

On January 25, 2021, the Company entered in a Convertible Promissory Note with Redstart Holdings Corp in the amount of $63,500. The note is unsecured, bears interest at 10% per annum, and matures on January 25, 2022.

On February 8, 2021, the Company entered in a Convertible Promissory Note with Labrys Fund LP in the amount of $140,000. The note is unsecured, bears interest at 12% per annum, and matures on February 8, 2022.

On March 5, 2021, the Company entered in a Convertible Promissory Note with Fourth Man, LLC in the amount of $140,000. The note is unsecured, bears interest at 12% per annum, and matures on March 5, 2022.

On March 8, 2021, the Company entered in a Convertible Promissory Note with FirstFire Global Opportunities Fund LLC in the amount of $300,000. The note is unsecured, bears interest at 12% per annum, and matures on March 8, 2022. The Company will also issue 35,000,000 commitment shares pursuant to the Securities Purchase Agreement.

Subsequent Issuances

On January 5, 2021, the holder of a convertible note converted a total of $13,000 of principal into 144,444,444 shares of our common stock.

On January 5, 2021, 37,989 shares of Preferred Series A stock was converted in to 113,333,850 shares of common stock.

On January 7, 2021, the holder of a convertible note converted a total of $10,750 of principal and fees into 107,500,000 shares of our common stock.

On January 7, 2021, the Company issued 52,931 Preferred Series A shares to Baron Tennelle in exchange for accrued wages of $90,000 and interest of $4,745.

On January 7, 2021, the Company issued 50,615 Preferred Series A shares to Dusty Vereker in exchange for accrued wages of $86,250 and interest of $4,350.

On January 7, 2021, the Company issued 317,821 Preferred Series A shares to Robert Stillwaugh in exchange for accrued wages of $427,708 and interest of $141,190.

On January 7, 2021, 80,450 shares of Preferred Series A stock was converted in to 240,009,167 shares of common stock.

On January 11, 2021, the holder of a convertible note converted a total of $2,250 of principal and interest into 15,000,000 shares of our common stock.

On January 11, 2021, the holder of a convertible note converted a total of $15,000 of principal into 100,000,000 shares of our common stock.

On January 11, 2021, 19,550 shares of Preferred Series A stock was converted in to 58,324,167 shares of common stock.

On January 12, 2021, the holder of a convertible note converted a total of $11,627 of principal, interest, and fees into 105,697,273 shares of our common stock.

On January 13, 2021, 60,000 shares of Preferred Series A stock was converted in to 268,500,000 shares of common stock.

On January 14, 2021, the holder of a convertible note converted a total of $19,650 of principal and interest into 109,166,667 shares of our common stock.

On January 15, 2021, the holder of a convertible note converted a total of $6,300 of interest into 63,000,000 shares of our common stock.

On January 20, 2021, the holder of a convertible note converted a total of $36,200 of principal, interest, and fees into 301,666,667 shares of our common stock.

On January 22, 2021, the holder of a convertible note converted a total of $3,300 of interest into 33,000,000 shares of our common stock.

On January 22, 2021, 40,000 shares of Preferred Series A stock was converted in to 79,555,556 shares of common stock.

On January 26, 2021, the holder of a convertible note converted a total of $29,088 of principal, interest, and fees into 242,397,433 shares of our common stock.

On January 28, 2021, 100,000 shares of Preferred Series A stock was converted in to 162,727,273 shares of common stock.

On February 1, 2021, 100,000 shares of Preferred Series A stock was converted in to 198,888,889 shares of common stock.

On February 2, 2021, 100,000 shares of Preferred Series A stock was converted in to 179,000,000 shares of common stock.

On February 8, 2021, the holder of a convertible note converted a total of $7,505 of principal and interest into 50,035,712 shares of our common stock.

On February 8, 2021, the holder of a convertible note converted a total of $9,494 of principal, interest, and fees into 52,746,722 shares of our common stock.

On February 9, 2021, the holder of a convertible note converted a total of $7,569 of principal and interest into 50,457,178 shares of our common stock.

On February 10, 2021, 100,000 shares of Preferred Series A stock was converted in to 89,500,000 shares of common stock.

On February 10, 2021, 100,000 shares of Preferred Series A stock was converted in to 49,722,223 shares of common stock.

On February 11, 2021, the holder of a convertible note converted a total of $34,313 of principal, interest, and fees into 142,971,542 shares of our common stock.

On February 16, 2021, the holder of a convertible note converted a total of $20,797 of principal and interest into 103,986,324 shares of our common stock.

On February 23, 2021, 100,000 shares of Preferred Series A stock was converted in to 55,937,500 shares of common stock.

On February 25, 2021, 100,000 shares of Preferred Series A stock was converted in to 137,692,308 shares of common stock.

On February 26, 2021, 150,000 shares of Preferred Series A stock was converted in to 116,739,131 shares of common stock.

On March 4, 2021, 200,000 shares of Preferred Series A stock was converted in to 275,384,615 shares of common stock.

On March 8, 2021, the holder of a convertible note converted a total of $21,602 of principal, interest, and fees into 19,549,294 shares of our common stock.

On March 8, 2021, 35,000,000 shares of common stock were issued pursuant to a Securities Purchase Agreement.

On March 9, 2021, 100,000 shares of Preferred Series A stock was converted in to 105,294,118 shares of common stock.

On March 15, 2021, 200,000 shares of Preferred Series A stock was converted in to 179,000,000 shares of common stock.

On March 15, 2021, 200,000 shares of Preferred Series A stock was converted in to 358,000,000 shares of common stock.

On March 17, 2021, 224,720 shares of Preferred Series A stock was converted in to 206,281,435 shares of common stock.

On March 17, 2021, 35,583 shares of Preferred Series C stock was converted in to 100,000,000 shares of common stock.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, based on criteria established in “Internal Control - Integrated Framework (2013)” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the name and age of our directors and executive officer as of December 31, 2020:

Name	Age	Position with the Company	Position Held Since
Richard Hylen	74	Chief Executive Officer, Chairman of the Board, President, Secretary and Treasurer	November 1, 2018
Baron Tennelle	41	Director	January 9, 2019
Dusty Vereker	42	Director	February 19, 2019

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Richard Hylen: Mr. Hylen is 74 years old. As the Founder of Satel Inc., the Managing Director of Turner Broadcasting Far East LTD, and a Senior Executive of Viacom’s San Francisco cable company, Richard has over 35 years of experience providing video and Internet using the most advanced technologies including: cable, fiber, satellite, wireless and CAT5 not only domestically, but to over 50 countries worldwide. His skill set encompasses successfully negotiating complicated licensing agreements with governmental entities, creating joint venture partnerships, developing strategic distribution relationships, financing, designing, installing, and managing advanced technologies to provide consumers with video and Internet services. Hylen used his extensive corporate management expertise combined with his technical knowledge to create Satel, recognized as one of the nation’s largest providers of DirecTV to high rise buildings in a major metropolitan market.

Baron Tennelle: Mr. Tennelle is 41 years old and attended Mesa College in San Diego, California where he studied mathematics. He attended Blackstone Career Institute in San Diego to study law under a Legal Assistant program regarding real property, torts, personal injury, contracts, and partnerships. His 12 years in business has afforded him the experience in working in management positions for service oriented companies, along with sales and marketing. His recent 4 years have landed him experience as a Data Analyst for Restaurant Revolution Technologies, and a paralegal for Miller Legal LLP. Mr. Tennelle was hired to oversee the business direction and maintain core business objectives and compliance for Proscere Bioscience.

Dusty Vereker: Ms. Vereker is 42 years old and has been a marketing professional for more than a decade. She is a seasoned manager with experience in directing sales for medium to large size corporations, where she earned her credit to increasing revenue. She brings 8 years’ experience in sales and 4 years’ experience in human resources. She is a graduate of Grossmont College, and served as an Administrative Instructor to the US Naval Sea Cadet Corps. Dusty was hired to assist our team in growing sales for Proscere Bioscience and implement an Oversight-Committee for the corporation.

Identification of Significant Employees

We have no significant employees.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter, or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

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

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

As of December 31, 2020, the Company did not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Code of Ethics

As of December 31, 2020, the board of directors had not adopted a code of ethics due to Company’s limited number of executive officers and employees that would be covered by such a code and the Company’s limited financial resources. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors, and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the year ending December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officer and director for the years ended December 31, 2020 and December 31, 2019. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Richard Hylen, President,	2020	120,000	—	—	—	—	—	—	120,000
Chief Executive Officer,	2019	120,000	—	—	—	—	—	—	120,000
Secretary and Treasurer
Baron Tennelle, Director	2020	45,000	—	—	—	—	—	—	45,000
	2019	45,000	—	—	—	—	—	—	45,000
Dusty Vereker, Director	2020	45,000	—	—	—	—	—	—	45,000
	2019	41,250	—	—	—	—	—	—	41,250

Narrative Disclosure to Summary Compensation Table

On November 1, 2018, the Board of Directors appointed Richard N. Hylen as the new Chief Executive Officer, Chairman of the Board, and President, Secretary, and Treasurer of the Company. Mr. Hylen will receive an annual salary of $120,000, which can be accumulated at 6% interest and converted to restricted common stock at fair market value at the time of conversion. During the year ended December 31, 2020, the Company recorded wages of $120,000 in connection with this agreement.

On January 9, 2019, the Board of Directors appointed Baron Tennelle as a Director of Simlatus and President of Proscere Bioscience, Inc., a wholly owned subsidiary of Simlatus, effective January 9, 2019. He will receive an annual salary of $45,000 paid out quarterly in either cash or stock at the current fair market value of the stock at time of conversion. During the year ended December 31, 2020, the Company recorded wages of $45,000 in connection with this agreement.

On February 19, 2019, the Board of Directors appointed Dusty Vereker as a Director of the company, and Vice President of Proscere Bioscience. Her employment contract allows an annual salary of $45,000 to be paid quarterly in either cash or stock. Ms. Vereker’s Director Agreement allows for fees associated with meetings and conferences. During the year ended December 31, 2020, the Company recorded wages of $45,000 in connection with this agreement.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended December 31, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2020, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

			Shares
	Name and Address		Beneficially	Percent
Title of Class	of Owner	Relationship to Company	Owned (1)	Owned (1)
Common Stock	Richard Hylen	President, Chief Executive Officer, Secretary, Treasurer and Chairman	102,368	0.002%

Total			102,368	0.002%

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

2.	The percentage shown is based on denominator of 4,896,736,884 shares of common stock issued and outstanding for the company as of December 31, 2020.

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

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2020, the Company made payments of $28.377 to amounts due to related parties, and $182,570 was advanced to the Company by related parties. As of December 31, 2020 and December 31, 2019, the Company owed related parties $245,323 and $91,130, respectively. During the year ended December 31, 2020, the Company recorded imputed interest of $14,136 to the statement of operations with a corresponding increase to additional paid in capital. During the year ended December 31, 2020, the company’s former president forgave accounts payable of $31,269, which was recorded to additional paid in capital. As of December 31, 2020 and December 31, 2019, the Company recorded accounts payable due to related parties of $0 and $31,269, respectively.

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

On December 22, 2020, Richard Hylen and the Company entered into two vehicle leases in the amount of $19,314 and $18,689, respectively. The leases have a term of 6 years, from February 5, 2021 January 5, 2027, with monthly payments of $268 and $260, respectively.

On December 28, 2020, the Company converted wages and accrued interest owed to Richard Hylen to Convertible Series A Preferred stock. The Company issued 97,732 shares at $1.79 per share in exchange of principal and interest of $174,930 owed to My Hylen.

On December 28, 2020, the Company received resignation letters from Baron Tennelle and Dusty Vereker. The Company agreed to issue Preferred Series A shares to settle unpaid wages and interest owed to those individuals.

The Company agreed to issue 52,931 Preferred Series A shares to Baron Tennelle in exchange for accrued wages of $90,000 and interest of $4,745. The Company agreed to issue 50,615 Preferred Series A shares to Dusty Vereker in exchange for accrued wages of $86,250 and interest of $4,350. The shares were issued subsequent to December 31, 2020, which have been disclosed in subsequent events (Note 14).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by our auditors for the years ended December 31, 2020 and December 31, 2019:

	2020	2019
Audit Fees	$44,600	$30,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$44,600	$30,000

Audit Fees

We incurred approximately $44,600 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the year ended December 31, 2020.

We incurred approximately $30,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the year ended December 31, 2019.

Audit-Related Fees

The aggregate fees billed during the years ended December 31, 2020 and 2019 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the years ended December 31, 2020 and 2019 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the years ended December 31, 2020 and 2019 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

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

SIMLATUS CORPORATION

Dated: March 31, 2021

/s/ Jef Lewis

Jef Lewis

President, Chief Executive Officer and Principal Financial Officer