Form 10-Q
period 2021-03-31
Simlatus Corp
filed 2021-05-17
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 12, 2020, there were 9,690,963,637 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMLATUS CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$243,088	$134,855
Accounts receivable	17,290	5,563
Inventory, net	6,053	4,133
Other current assets	200,000	10,000
Total current assets	466,431	154,551

Financial lease assets - related party	30,115	31,178
Operating right-of-use assets	86,071	—
Security deposit	5,162	5,162

Total assets	$587,779	$190,891

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$479,894	$522,418
Accrued wages	464,818	321,530
Accrued expenses	26,354	29,416
Accrued interest	131,060	148,233
Convertible notes payable in default	65,490	203,167
Convertible notes payable, net of discount	90,426	29,771
Current financing lease liabilities - related party	4,437	3,988
Current operating lease liabilities	39,781	—
Derivative liabilities	4,360,392	7,996,994
Loans payable	87,420	87,420
Related party liabilities	211,698	245,323
Total Current liabilities	5,961,770	9,588,260

Non-current financing lease liabilities - related party	25,678	27,190
Non-current operating lease liabilities	46,290	—

Total liabilities	6,033,738	9,615,450

Series A convertible preferred stock: 10,000,000 shares authorized, par value $0.001	8,585,747	11,162,005
4,796,507 shares issued and outstanding at March 31, 2021
6,235,757 shares issued and outstanding at December 31, 2020

Series C convertible preferred stock, 45,750 shares authorized, par value $0.0001	—	355,830
0 shares issued and outstanding at March 31, 2021
35,583 shares issued and outstanding at December 31, 2020
Convertible preferred stock payable	—	754,249

Stockholders’ deficit:
Series B preferred stock: 10,000,000 shares authorized, par value $0.001	2	1
1,500 shares issued and outstanding at March 31, 2021
500 shares issued and outstanding at December 31, 2020
Common stock, $0.00001 par value 10,000,000,000 authorized	96,910	48,967
9,690,963,637 shares issued and outstanding at March 31, 2021
4,896,736,884 shares issued and outstanding at December 31, 2020
Additional paid in capital	2,829,382	(6,107,768)
Accumulated deficit	(16,958,000)	(15,637,843)
Total stockholders’ deficit	(14,031,706)	(21,696,643)
Total liabilities and stockholders’ deficit	$587,779	$190,891

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Sales	$87,407	$115,377
Cost of materials	2,491	—
Gross profit	84,916	115,377

Operating expenses:
G&A expenses	230,255	97,924
Professional fees	11,657	6,830
Salaries and wages	1,243,130	136,790
Total operating expenses	1,485,042	241,544

Loss from operations	(1,400,126)	(126,167)

Other income (expense):
Loss on conversion of debt	(147,379)	—
Loss on conversion of debt of preferred shares	(1,122,681)	—
Derivative expense	1,506,631	(51,627,443)
Interest expense	(156,602)	(658,875)
Total other income (expense)	79,969	(52,286,318)

Net loss before income taxes	(1,320,157)	(52,412,485)
Income tax expense	—	—
Net loss	$(1,320,157)	$(52,412,485)

Per share information
Weighted average number of common shares outstanding, basic and diluted	7,586,358,713	4,524,504
Net income (loss) per common share, basic	$(0.00)	$(11.58)

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Convertible Preferred Stock					Preferred Stock				Additional	Accumulated	Total
	Series A		Series C		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2020	6,235,757	$11,162,005	35,583	$355,830	$754,249	500	$1	4,896,736,884	$48,967	$(6,107,768)	$(15,637,843)	$(21,696,643)

Conversion of debt to common stock	—	—	—	—	—	—	—	1,641,619,256	16,416	373,758	—	390,174
Convertible preferred stock converted to common stock	(1,944,413)	(3,480,499)	(35,583)	(355,830)	—	—	—	3,117,607,497	31,177	4,927,834	—	4,959,011
Convertible preferred stock payable converted to preferred stock	421,367	754,249	—	—	(754,249)	—	—	—	—	—	—	—
Preferred stock issued for services	83,796	149,992	—	—	—	1,000	1	—	—	881,197	—	881,198
Common stock issued for services	—	—	—	—	—	—	—	35,000,000	350	87,150	—	87,500
Imputed interest	—	—	—	—	—	—	—	—	—	8,000	—	8,000
Derivative settlements	—	—	—	—	—	—	—	—	—	2,494,842	—	2,494,842
Warrant discounts	—	—	—	—	—	—	—	—	—	164,369	—	164,369
Net loss	—	—	—	—	—	—	—	—	—	—	(1,320,157)	(1,320,157)
Balances for March 31, 2021	4,796,507	$8,585,747	—	$—	$—	1,500	$2	9,690,963,637	$96,910	$2,829,382	$(16,958,000)	$(14,031,706)

	Convertible Preferred Stock					Preferred Stock				Additional	Accumulated	Total
	Series A		Series C		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2019	5,985,248	$10,713,594	35,583	$355,830	$—	500	$1	4,524,351	$45	$(12,857,352)	$(4,179,521)	$(17,036,827)

Imputed interest	—	—	—	—		—	—	—	—	3,376	—	3,376
Common shares issued due to reverse stock split rounding	—	—	—	—		—	—	3,476	—	—	—	—
Net loss	—	—	—	—		—	—	—	—	—	(52,412,485)	(52,412,485)
Balances for March 31, 2020	5,985,248	$10,713,594	35,583	$355,830	$—	500	$1	4,527,827	$45	$(12,853,976)	$(56,592,006)	$(69,445,936)

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net profit (loss)	$(1,320,157)	$(52,412,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	134,255	388,174
Stock based compensation	1,118,691	—
Imputed interest	8,000	3,376
Loss on conversion of debt	147,379	—
Loss on conversion of preferred shares to common stock	1,122,681	—
Change in fair value of derivative liability	(1,506,631)	51,627,443
Penalties on notes payable	—	194,691
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(11,727)	(14,601)
Inventory	(1,920)	(6,071)
Other current assets	10,000	—
Prepaid expenses	—	2,719
Accrued interest	14,345	72,634
Accounts payable	(42,524)	29,869
Accrued expenses	140,226	80,374
Advances from related parties	(33,625)	(662)
Deferred revenue	—	4,801
Net cash (used in) provided by operating activities	(221,007)	(29,738)

Cash flows from investing activities:
Deposit on equipment - related party	(200,000)	—
Net cash (used in) provided by investing activities	(200,000)	—

Cash flows from financing activities:
Proceeds from convertible debt	529,240	37,500
Payments on promissory notes	—	(2,000)
Net cash (used in) provided for financing activities	529,240	35,500

Net increase (decrease) in cash	108,233	5,762

Cash, beginning of period	134,855	25,495
Cash, end of period	$243,088	$31,257

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Stock issued for debt conversion	$242,795	$—
Discount from derivative	$364,871	$232,191
Preferred stock converted to common stock	$3,836,330	$—
Derivative settlements	$2,494,842	$—
Warrant discounts	$164,369	$—
Lease adoption recognition	$89,567	$—

The accompanying notes are an integral part of these financial statements

SIMLATUS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

BrewBilt Brewing Company (formerly Simlatus Corporation) is the parent company of wholly-owned subsidiaries Satel Group Inc. and BrewBilt Brewing LLC.

Satel Group is the premier provider of DirecTV to high-rise apartments, condominiums and large commercial office buildings in the San Francisco metropolitan area and is now expanding both their DirecTV and Internet services across the Bay Area. Simlatus continues to manufacture its own proprietary systems for major broadcast studios, such as Warner Bros., Fox News, CBS, and DirecTV. Its video technology supports the major system used for underwater oil exploration in the world. Satel’s revenues will support BrewBilt Brewing Company during construction of the brewing facility and ramp-up of craft beer revenues.

BrewBilt Brewing Company works closely with BrewBilt Manufacturing Inc., which is also located in Grass Valley, California and led by CEO Jef Lewis. BrewBilt Manufacturing custom designs and handcrafts brewing and fermentation equipment and will supply all necessary equipment to BrewBilt Brewing for our craft beer production.

BrewBilt Brewing’s ties with BrewBilt Manufacturing provide strong relationships with local suppliers of raw materials, equipment and services in California, an aggressive referral network of satisfied customers nationwide, and an Advisory Board consisting of successful business leaders who provide valuable product feedback and business expertise to management. The craft brewing & spirits industries continue to grow worldwide. California is where craft brewing began and now has over 900 operating breweries – being centrally located in this booming market was a large draw for BrewBilt Brewing to locate its facility in the Sierra foothills.

In March of 2021, BrewBilt Brewing started construction of its brewing facility in Grass Valley, California. This facility was leased by BrewBilt and upgraded with substantial tenant improvements to include a 10 BBL brewhouse and compliance with Title-24. BrewBilt is prepared to expand again by leasing additional space. BrewBilt obtains the majority of its leads through customer referrals and from online marketplaces. The company’s website is being expanded for online sales to include online educational/marketing videos that feature the company and its expanded integrated product line for the craft beer industry. BrewBilt has also created distribution sales agreements with individuals and companies to represent BrewBilt in both the domestic and international markets.

Merger Transaction

On March 24, 2021 Simlatus filed a PRE14C disclosing the merger between BrewBilt Brewing and Simlatus. Our Board of Directors and the holders of a majority of the voting power of our stockholders have approved an Agreement and Plan of Merger pursuant to which the Company will merge with and into BrewBilt Brewing Company, a Florida corporation and wholly-owned subsidiary of the Company, which would result in the Company’s reincorporation from the State of Nevada to the State of Florida and change in the Company’s name to BrewBilt Brewing Company (the “Reincorporation Merger”). On March 16, 2021, the date we received the consent of the holders of a majority of the voting power of our stockholders, there were 9,205,964,937 shares of common stock outstanding, 4,952,931 shares of our Series A Preferred Stock outstanding, 1,500 shares of our Series B Preferred Stock outstanding, and 35,583 shares of our Series C Preferred Stock outstanding. The Series A Preferred Stock and Series C Preferred Stock are non-voting. Each share of Series B Preferred Stock has the right to cast a number of votes equal to four times the votes of all of the shares of our outstanding common stock with respect to any and all matters presented to the holders of common stock for their action.

Following the Reincorporation Merger, BrewBilt Brewing Company will have a greater number of authorized shares of common stock available for issuance than the Company currently has available for issuance. Although at present the Company has no commitments or agreements to issue additional shares of common stock, it desires to have additional shares available to provide additional flexibility to use its capital stock for business and financial purposes in the future.

We obtained the approval of Jeffrey Lewis, our Chief Executive Officer; Bennett Buchanan, a director of ours, Samuel Berry, our Chief Operations Officer; and Richard Hylen, our Chairman of the Board, to the actions described in the Information Statement. Messrs. Lewis, Berry and Hylen collectively hold 102,369 shares of our common stock, 991,863 shares of Series A Preferred Stock, and all 1,500 shares of our Series B Preferred Stock, or approximately 99% of the voting power of our stockholders.

As of the date of this filing, this transaction has not closed. The Company is following the steps and guidelines required of this process and therefore the transaction has not been finalized.

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

Revenue Recognition and Related Allowances

During the three months ended March 31, 2021, the Company’s main revenue stream is from selling DirecTV services to corporate and residential customers. 49% of the Company’s revenue is from commissions, 21% is from corporate service subscribers, 11% is from residential service subscribers, and 11% was from installations and equipment. In addition, the Company’s sales for audio/video systems represented 8% of revenues.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2021 and December 31, 2020 is $0.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 for each fair value hierarchy level:

December 31, 2020	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$4,360,392	$4,360,392

December 31, 2019	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$7,996,994	$7,996,994

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of March 31, 2021 and December 31, 2020, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward. The Company will need to file returns for the year ending December 31, 2020, 2019 and 2018, which are still open for examination.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2021, the Company has a shareholders’ deficit of $14,031,706 since its inception, working capital deficit of $5,495,339, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

3.	OTHER ASSETS

During the three months ended March 31, 2021, the Company paid a deposit of $200,000 to begin fabrication of a brewery system. The Company anticipates the system will be complete within nine to twelve months.

4.	ACCRUED EXPENSES

As of March 31, 2021 and December 31, 2020, accrued expenses were comprised of the following:

	March 31,	December 31,
	2021	2020
Accrued expenses
Credit cards	$4,812	$407
Customer deposits	18,307	18,307
Employee liabilities	—	7,612
Sales tax payable	235	90
Short-term loans	3,000	3,000
Total accrued expenses	$26,354	$29,416

Accrued interest
Interest on notes payable	$22,647	$44,855
Interest on short-term loans	665	5,826
Interest on accrued wages	107,748	97,552
Total accrued interest	$131,060	$148,233

Accrued wages	$464,818	$321,530

5.	CONVERTIBLE NOTES PAYABLE

As of March 31, 2021 and December 31, 2020, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	March 31,	December 31,
	Note Date	Date	Rate	Rate	2021	2020
BHP Capital NY #6	5/30/2019	2/29/2020	18%	Variable	—	27,500
BHP Capital NY #7	7/22/2019	7/22/2020	8%	Variable	—	37,950
BHP Capital NY #9	12/20/2019	12/20/2020	12%	Variable	—	11,075
Emunah Funding #4	10/20/2018	7/20/2019	24%	Variable	2,990	2,990
Emunah Funding #8*	1/31/2019	1/31/2020	24%	Variable	—	33,652
FirstFire Global	3/8/2021	3/8/2022	12%	0.0006	300,000	—
Fourth Man #9	8/3/2020	8/3/2021	8%	Variable	—	27,500
Fourth Man #10	12/15/2020	12/15/2021	8%	Variable	33,000	33,000
Fourth Man #11	3/5/2021	3/5/2022	12%	0.0006	140,000	—
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Jefferson St Capital #6	6/21/2019	3/21/2020	18%	Variable	—	27,500
Jefferson St Capital #7*	8/20/2019	5/20/2020	18%	Variable	38,500	38,500
Jefferson St Capital #8*	12/20/2019	12/20/2021	12%	Variable	19,000	19,000
Labrys Fund	2/8/2021	2/8/2022	12%	0.0006	140,000	—
Optempus Invest #4	11/2/2020	11/2/2021	10%	Variable	20,000	20,000
Optempus Invest #5	11/5/2020	11/5/2021	10%	Variable	20,000	20,000
Optempus Invest #6	12/31/2020	12/31/2021	6%	Variable	20,000	20,000
Power Up Lending #5	6/15/2020	6/15/2021	10%	Variable	—	13,100
Power Up Lending #6	6/24/2020	6/24/2021	10%	Variable	—	33,000
Redstart Holdings #2	1/25/2021	1/25/2022	10%	Variable	63,500	—
					801,990	369,767
Less debt discount					(646,074)	(136,829)
Notes payable, net of discount					$155,916	$232,938

*	As of March 31, 2021, the balance of notes payable that are in default is $65,490.

BHP Capital NY, Inc.

On May 30, 2019, the Company issued a convertible note to BHP Capital NY for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2,833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the three months ended March 31, 2021, the Company issued 142,971,542 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $6,063, and conversion fees of $750. As of March 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, which has been amortized to the statement of operations. During the three months ended March 31, 2021, the Company issued 354,413,389 common shares upon the conversion of principal in the amount of $37,950, accrued interest of $5,344, and conversion fees of $2,400. As of March 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $19,000 of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 196,361,455 common shares upon the conversion of principal in the amount of $7,925, interest of $2,375 and conversion fees of $500. During the three months ended March 31, 2021, the Company issued 105,697,273 common shares upon the conversion of principal in the amount of $11,075, accrued interest of $52, and conversion fees of $500. As of March 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended December 31, 2020, the note has converted $13,450 of principal and $4,918 of interest into 7,145 shares of common stock. As of March 31, 2021, the note has a principal balance of $2,990 and accrued interest of $1,256. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 31, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $33,000, which includes $5,000 to settle outstanding accounts payable, $4,500 in transaction fees and cash consideration of $23,500. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on January 31, 2020, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $33,000 has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered late filing penalties of $50,652. During the year ended December 31, 2020, the Company made cash payments of $50,000. During the three months ended March 31, 2021, the Company issued 300,479,214 common shares upon the conversion of principal in the amount of $33,652, and accrued interest of $11,819. As of March 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

FirstFire Global Opportunity Fund LLC

On March 8, 2021, the Company received funding pursuant to a convertible note issued to FirstFire Global Opportunities Fund LLC for $300,000 of which $242,900 was received in cash and $57,100 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 8, 2022 and is convertible into common shares at a fixed rate of $0.0006. The Company recorded a debt discount from the derivative equal to $300,000 due to this conversion feature, and $18,904 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2021 of $281,096. As of March 31, 2020, the note has a principal balance of $300,000 and accrued interest of $2,268.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On August 3, 2020, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $27,500 of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 3, 2021, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the three months ended March 31, 2021, the Company issued 242,397,433 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $1,088, and conversion fees of $500. As of March 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 15, 2020, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $33,000 of which $27,600 was received in cash and $5,400 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 3, 2021, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $9,584 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2020 of $23,416. As of March 31, 2021, the note has a principal balance of $33,000 and accrued interest of $767.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 5, 2021, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $140,000 of which $113,420 was received in cash and $26,580 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 5, 2022 and is convertible into common shares at a fixed rate of $0.0006. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, and $9,973 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2021 of $130,027. As of March 31, 2020, the note has a principal balance of $140,000 and accrued interest of $1,197.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 10,691 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of December 31, 2020, the note has a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 21, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes transaction fee interest of $4,000, and cash consideration of $23,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on March 21, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the three months ended March 31, 2021, the Company issued 127,049,294 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $3,352, and conversion fees of $1,500. As of March 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $38,500, of which $32,000 was received in cash and $6,500 was recorded as transaction fees. The note bears interest at 10% (increases to 18% per annum upon an event of default), matures on May 20, 2020, and is convertible into the lower of 1) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of the note, and 2) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $38,500 due to this conversion feature, which has been amortized to the statement of operations. As of March 31, 2021, the note has a principal balance of $38,500 and accrued interest of $8,308. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $19,000, of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, which has been amortized to the statement of operations. As of March 31, 2021, the note has a principal balance of $19,000 and accrued interest of $3,360. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Labrys Fund, LP

On February 8, 2021, the Company received funding pursuant to a convertible note issued to Labrys Fund, LP for $140,000 of which $112,900 was received in cash and $27,080 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on February 8, 2022 and is convertible into common shares at a fixed rate of $0.0006. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, and $19,562 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2021 of $120,438. As of March 31, 2020, the note has a principal balance of $140,000 and accrued interest of $2,347.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Optempus Investments, LLC

On November 2, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 2, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $8,164 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2021 of $11,836. As of March 31, 2021, the note has a principal balance of $20,000 and accrued interest of $816.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 5, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 5, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $8,000 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2020 of $12,000. As of March 31, 2021, the note has a principal balance of $20,000 and accrued interest of $800.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 31, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000. The Company received a cash payment of $10,000 on January 8, 2021, and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on December 31, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $4,932 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2021 of $15,068. As of March 31, 2021, the note has a principal balance of $20,000 and accrued interest of $296.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Power Up Lending Group Ltd.

On May 18, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $16,000, of which $15,600 was paid to settle accounts payable, and $400 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 18, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $16,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 278,333,333 common shares upon the conversion of principal in the amount of $16,000 and accrued interest of $700. As of March 31, 2021 the note has an accrued interest balance of $100.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 15, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,000, of which $40,000 was received in cash, and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 15, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $43,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 498,333,333 common shares upon the conversion of principal in the amount of $29,900. During the three months ended March 31, 2021, the Company issued 159,444,444 common shares upon the conversion of principal in the amount of $13,100 and accrued interest of $2,150. As of March 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 24, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $33,000, of which $30,000 was received in cash, and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 24, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, which has been amortized to the statement of operations. During the three months ended March 31, 2021, the Company issued 209,166,667 common shares upon the conversion of principal in the amount of $33,000 and accrued interest of $1,650. As of March 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Redstart Holdings Corp.

On January 25, 2021, the Company received funding pursuant to a convertible note issued to Redstart Holdings Corp. for $63,500 of which $60,000 was received in cash and $3,500 was recorded as transaction fees. The note bears interest of 10% (increases to 22% per annum upon an event of default), matures on January 25, 2022, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $64,500 due to this conversion feature, and $11,308 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2021 of $52,192. As of March 31, 2020, the note has a principal balance of $63,500 and accrued interest of $1,131.

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

Convertible Note Conversions

During the year ended December 31, 2020, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Price	Issued	Issued to
1/5/2021	$13,000	$—	$13,000	$0.00009	144,444,444	Power Up
1/7/2021	10,000	—	10,000	0.00010	107,500,000	Jefferson St
1/11/2021	100	2,150	2,250	0.00015	15,000,000	Power Up
1/11/2021	15,000	—	15,000	0.00015	100,000,000	Power Up
1/12/2021	11,075	52	11,127	0.00011	105,697,273	BHP
1/14/2021	18,000	1,650	19,650	0.00018	109,166,667	Power Up
1/15/2021	—	6,300	6,300	0.00010	63,000,000	Emunah
1/20/2021	30,000	5,000	35,000	0.00012	301,666,667	BHP
1/22/2021	—	3,300	3,300	0.00010	33,000,000	Emunah
1/26/2021	27,500	1,088	28,588	0.00012	242,397,433	Fourth Man
2/8/2021	5,400	2,105	7,505	0.00015	50,035,712	Emunah
2/8/2021	7,950	344	8,294	0.00018	52,746,722	BHP
2/9/2021	7,550	19	7,569	0.00015	50,457,178	Emunah
2/11/2021	27,500	6,063	33,563	0.00024	142,971,542	BHP
2/16/2021	20,702	95	20,797	0.00020	103,986,324	Emunah
3/8/2021	17,500	3,352	20,852	0.00111	19,549,294	Jefferson St
Total conversions	211,277	31,518	242,795		1,641,619,256
Loss on conversion	—	—	141,729
Conversion fees	—	—	5,650
	$211,277	$31,518	$390,174		1,641,619,256

6.	LEASES

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of month-to-month and two years.

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

On March 1, 2021, BrewBilt Brewery entered into a commercial lease for approximately 4,000 square feet of space, located in the Wolf Creek Industrial Building at 110 Spring Hill Dr, Grass Valley, CA 95945. The lease has a term of two years, from March 1, 2021 through February 28, 2023, with a monthly rent of $4,000. Lease payments shall increase on March 1, 2022 based upon the CPI published in the Wall Street Journal. During the three months ended March 31, 2021, the Company recorded of ROU assets of $89,567 and lease liabilities of $89,567 in recognition of this lease.

ROU assets and lease liabilities related to our operating leases are as follows:

March 31, 2021
Right-of-use assets	$86,071
Current operating lease liabilities	39,781
Non-current operating lease liabilities	46,290

Years Ending
December 31,	Operating Leases
2021	$36,000
2022	48,000
2023	8,000
Total	92,000
Less imputed Interest	5,929
Total liability	$86,071

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

The Company evaluated the leases in accordance with ASC 842 and determined that its leases meet the definition of a finance lease.

Financing lease assets and liabilities related to our financing leases are as follows:

March 31, 2021
Right-of-use assets	$30,115
Current financing lease liabilities	4,437
Non-current financing lease liabilities	25,678

The following is a schedule, by years, of future minimum lease payments required under the finance leases:

Years Ending
December 31,	Finance Leases
2021	$4,750
2022	6,334
2023	6,334
2024	6,334
2025	6,334
Thereafter	6,334
Total	36,420
Less imputed Interest	6,305
Total liability	$30,115

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Leases	6 years	7%

7.	LOANS PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. During the period ended March 31, 2021 and December 31, 2020, the Company recorded payments of $0 and $2,000, respectively.

As of March 31, 2021 and December 31, 2020, the principal balance owed to Direct Capital Group was $14,500 and $16,500, respectively.

On May 3, 2020, the Company, was granted a loan (the “Loan”) from Bank of America. in the amount of $72,920, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated May 3, 2020 issued by the Borrower, matures on May 3, 2022, and bears interest at a rate of 1% per annum, payable monthly commencing on November 3, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. As of March 31, 2021, the Company has accrued interest of $665 on the PPP loan.

8.	DERIVATIVE LIABILITIES

During the three months ended March 31, 2021 the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at March 31, 2021 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended March 31, 2021:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$3,933,475	$27,343	$4,036,176	$7,996,994
Initial recognition of derivative liability	3,528,240	2,159,858	—	5,688,098
Derivative settlements	(2,494,842)	—	—	(2,494,842)
Loss (gain) on derivative liability valuation	(3,453,573)	(1,368,255)	(2,008,030)	(6,829,858)
Balance, end of period	$1,513,300	$818,946	$2,028,146	$4,360,392

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2021:

Valuation date
Expected dividends	0%
Expected volatility	249.88%-349.81%
Expected term	.09 - .94 years
Risk free interest	.01%-.07%

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

On February 8, 2021, the Company executed a Common Stock Purchase Warrant for 140,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share and expire on February 8, 2024.

On March 5, 2021, the Company executed a Common Stock Purchase Warrant for 140,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share and expire on March 5, 2024.

On March 8, 2021, the Company executed a Common Stock Purchase Warrant for 500,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share and expire on March 9, 2024.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	500.86%-542.91%
Expected term	2.76 – 3.53 years
Risk free interest	0.16%-.35%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	362.08%
Expected term	1 year
Risk free interest	0.07%

9. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the three months ended March 31, 2021 the Company made payments of $40,627 to amounts due to related parties, and $7,002 was advanced to the Company by related parties. As of March 31, 2021 and December 31, 2020, the Company owed related parties $211,698 and $245,322, respectively. During the three months ended March 31, 2021, the Company recorded imputed interest of $8,000 to the statement of operations with a corresponding increase to additional paid in capital.

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

During the three months ended March 31, 2021, 1,944,413 shares of Convertible Series A Preferred stock were converted to 3,017,607,497 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,278,517, which was recorded to the statement of operations.

During the three months ended March 31, 2021, the Company issued 13,966 shares each of Convertible Series A Preferred stock at $1,79 per share to Richard Hylen, Jef Lewis, and Bennett Buchanan and 41,898 shares of Convertible Series A Preferred stock at $1.79 per share to Sam Berry, pursuant to employee, consulting, and director agreements (Note 14). These shares were issued at a value at $149,992 and resulted in a loss of conversion of $6, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $1.79 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $8,585,747 which represents 4,796,507 Series A Preferred Stock at $1.79 per share, issued and outstanding as of March 31, 2021, outside of permanent equity and liabilities.

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

During the three months ended March 31, 2021, 355,830 shares of Convertible Series C Preferred stock were converted to 100,000,000 common shares in accordance with the conversion terms. The issuances resulted in a gain on conversion of $155,830, which was recorded to the statement of operations.

The Convertible Series C Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception.

As of March 31, 2021, 10,000,000 Series A Convertible Preferred shares and 45,750 Series C Convertible Preferred shares were authorized, of which 4,952,931 Series A Convertible Preferred shares were issued and outstanding and 0 Series C Convertible Preferred shares were issued and outstanding.

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

The shares were issued on January 7, 2021 and the Company reclassed $754,249 from Preferred Stock Payable to Convertible Series A Preferred Stock.

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

On January 20, 2020, newly appointed President, Jef Lewis and Satel’s President were issued 500 Preferred Series B Control Shares each, pursuant to their employee agreements dated January 1, 2021. The Company determined the Control shares have a value of $881,192 which was recorded as stock based compensation on the statement of operations and an offsetting entry to additional paid in capital.

As of March 31, 2021, 10,000,000 Series B Preferred shares were authorized, of which 1,500 shares were issued and outstanding.

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

During the three months ended March 31, 2021, 1,944,413 shares of Convertible Series A Preferred stock were converted to 3,017,607,497 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,278,517, which was recorded to the statement of operations.

During the three months ended March 31, 2021, the holders of convertible notes converted a total of $242,795 of principal and interest, and $5,650 in note fees, into 1,641,619,256 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $147,379 and settled $2,494,842 worth of derivative liabilities which was recorded to additional paid in capital.

As of March 31, 2021, 10,000,000,000 common shares, par value $0.00001, were authorized, of which 9,690,963,637 shares were issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at March 31, 2021:

March 31, 2021
Net tax loss carry-forwards	$2,588,875
Statutory rate	21%
Expected tax recovery	543,664
Change in valuation allowance	(543,664)
Income tax provision	$—

Components of deferred tax asset:
Non capital tax loss carry-forwards	$543,664
Less: valuation allowance	(543,664)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the year ending December 31, 2018, 2019 and 2020 which are still open for examination.

14. COMMITMENTS AND CONTINGENCIES

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

Legal Matters

As of the date of this filing, the Company knows of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer, or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

15. SUBSEQUENT EVENTS

On April 19, 2021 Simlatus filed a DEF14C disclosing the merger between BrewBilt Brewing and Simlatus. The Company is currently waiting for notification of approval and completion from the Securities and Exchange Commission.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Revenues:

The Company’s revenues were $87,407 for the three months ended March 31, 2021 compared to $115,377 for the three months ended March 31, 2020. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. For the three months ended March 31, 2021, the Company had one major customer who represented approximately 49% of total revenue. The decrease in revenue is due to a decrease in customer sales and a reduction in sales efforts due to COVID-19. In addition, Richard Hylen has been focused on expansion, and local customer base retention has declined. Satel has strong relationships with commercial and residential building owners and management, and as a public company with the adequate funding, Satel can expand its services and anticipates increasing revenues over the next 24 months. Satel recognizes the customer needs, and the importance of competitive pricing and services. The company believes that it can invest its capital into faster internet, bundling of various internet based services, and expanding its customer base into the entire Bay Area.

Cost of Sales:

The Company’s cost of sales was $2,491 for the three months ended March 31, 2021, compared to $0 for the three months ended March 31, 2020. This is due to audio/video equipment that was sold in the quarter ending March 31, 2021.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended March 31, 2021, and March 31, 2020, were $1,485,042 and $241,544, respectively. The increase was primarily attributable to an increase in share based compensation and general and administrative expenses.

Other Income (Expense):

Other income (expense) for the three months ended March 31, 2021 and March 31, 2020 was $79,969 and $(52,286,318), respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other income primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Loss:

Net loss for the three months ended March 31, 2021 was $1,320,157 compared to $52,412,485 for the three months ended March 31, 2020. The increase in net loss can be explained by the changes in the loss in the fair value of derivative liabilities and an increase in share based compensation.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	March 31,	December 31,
	2021	2020
Current Assets	$466,431	$154,551
Current Liabilities	5,961,770	9,588,260
Working Capital (Deficit)	$(5,495,339)	$(9,433,709)

The overall working capital (deficit) decreased from $(9,433,709) at December 31, 2020 to $(5,495,330) at March 31, 2021 due to the change in value of derivative liabilities, an increase in cash on hand and deposits paid for brewery equipment.

	March 31,	March 31,
	2021	2020
Cash Flows (used in) provided by Operating Activities	$(221,007)	$(29,738)
Cash Flows (used in) provided by Investing Activities	(200,000)	—
Cash Flows (used for) provided by Financing Activities	529,240	35,500
Net Increase (decrease) in Cash During Period	$108,233	$5,762

During the three months ended March 31, 2021 cash (used in) provided by operating activities was $(221,007) compared to $(29,738) for the three months ended March 31, 2020. The increase in the cash used in operating activities is primarily attributed to the change in fair value of derivative liabilities, stock based compensation and loss on conversion.

During the three months ended March 31, 2021 cash (used in) provided by investing activities was $(200,000) compared to $0 for the three months ended March 31, 2020. This increase in cash used in investing activities is due to a deposit paid to begin fabrication of a brewery system.

During the three months ended March 31, 2021, cash (used for) provided by financing activities was $529,240 compared to $35,500, for the three months ended March 31, 2020. The increase in cash used by financing activity primarily resulted from an increase in proceeds from notes payable during the three months ended March 31, 2021.

As of March 31, 2021, the Company had a cash balance and current asset total of $243,088 and $587,779 respectively, compared with $134,855 and $190,891 of cash and current assets, respectively, as of December 31, 2020. The increase in assets was due to an increase in cash from notes payable and a deposit made to begin fabrication of brewery equipment.

As of March 31, 2021, the Company had total liabilities of $6,033,738 compared with $9,588,260 as of December 31, 2020. The decrease in total liabilities was primarily attributed to a decrease in accounts payable, derivative liabilities, and related party liabilities.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of March 31, 2021, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2020 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 31, 2021, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 17, 2021

/s/ Jef Lewis
By: Jef Lewis
Its: President, Chief Executive Officer