Form 10-Q
period 2021-06-30
BrewBilt Brewing Co
filed 2021-08-16
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53276

BREWBILT BREWING COMPANY

(Name of small business issuer in its charter)

Florida	86-3424797
(State of incorporation)	(I.R.S. Employer Identification No.)

175 Joerschke Dr., Ste. A

Grass Valley, CA 95945

(Address of principal executive offices)

(530) 205-3437

(Registrant’s telephone number)

Simlatus Corporation

(Former name or former address, if changed since last report)

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

As of August 10, 2021, there were 71,271,513 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

BREWBILT BREWING COMPANY

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of BrewBilt Brewing Company (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,”,“BRBL,” “our,” “us,” the “Company,” refers to BrewBilt Brewing Company.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BREWBILT BREWING COMPANY (Formerly known as Simlatus Corporation)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$103,032	$134,855
Accounts receivable	15,167	5,563
Inventory, net	4,569	4,133
Other current assets	200,000	10,000
Total current assets	322,768	154,551

Property, plant and equipment, net	49,742	—
Financial lease assets - related party	29,033	31,178
Operating right-of-use assets	75,464	—
Security deposit	5,162	5,162

Total assets	$482,169	$190,891

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$520,375	$522,418
Accrued wages	647,081	321,530
Accrued expenses	28,735	29,416
Accrued interest	168,051	148,233
Convertible notes payable in default	65,490	203,167
Convertible notes payable, net of discount	264,047	29,771
Current financing lease liabilities - related party	4,512	3,988
Current operating lease liabilities	44,259	—
Derivative liabilities	3,648,073	7,996,994
Loans payable	87,420	87,420
Related party liabilities	208,139	245,323
Total Current liabilities	5,686,182	9,588,260

Non-current financing lease liabilities - related party	24,521	27,190
Non-current operating lease liabilities	31,205	—

Total liabilities	5,741,908	9,615,450

Series A convertible preferred stock: 100,000 shares authorized, par value $0.0001 (1)	8,585,288	11,162,005
31,975 shares issued and outstanding at June 30, 2021
41,572 shares issued and outstanding at December 31, 2020
Series C convertible preferred stock, 0 shares authorized, par value $0.0001	—	355,830
0 shares issued and outstanding at June 30, 2021
35,583 shares issued and outstanding at December 31, 2020
Convertible preferred stock payable	—	754,249

Stockholders’ deficit:
Series B preferred stock: 5,000 shares authorized, par value $0.0001	—	—
1,500 shares issued and outstanding at June 30, 2021
500 shares issued and outstanding at December 31, 2020
Common stock: 200,000,000 shares authorized, par value $0.0001 (1)	6,496	3,264
64,956,461 shares issued and outstanding at June 30, 2021
32,644,913 shares issued and outstanding at December 31, 2020
Additional paid in capital	2,968,515	(6,062,064)
Accumulated deficit	(16,820,038)	(15,637,843)
Total stockholders’ deficit	(13,845,027)	(21,696,643)
Total liabilities and stockholders’ deficit	$482,169	$190,891

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-one hundred and fifty reverse stock split that was made effective on June 11, 2021.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY (Formerly known as Simlatus Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales	$69,055	$74,709	$156,462	$190,086
Cost of materials	1,484	3,796	3,975	3,796
Gross profit	67,571	70,913	152,487	186,290

Operating expenses:
G&A expenses	105,761	138,296	336,016	236,220
Professional fees	20,592	57,515	32,249	64,345
Salaries and wages	256,705	151,988	1,499,835	288,779
Total operating expenses	383,058	347,799	1,868,100	589,344

Loss from operations	(315,487)	(276,886)	(1,715,613)	(403,054)

Other income (expense):
Loss on conversion of debt	(500)	(104,617)	(147,879)	(104,617)
Loss on conversion of debt of preferred shares	—	(99,632)	(1,122,681)	(99,632)
Derivative income (expense)	682,364	49,652,589	2,188,995	(1,974,854)
Interest expense	(228,415)	(262,851)	(385,017)	(921,725)
Total other income (expense)	453,449	49,185,489	533,418	(3,100,828)

Net profit (loss) before income taxes	137,962	48,908,603	(1,182,195)	(3,503,882)
Income tax expense	—	—	—	—
Net profit (loss)	$137,962	$48,908,603	$(1,182,195)	$(3,503,882)

Per share information
Weighted average number of common shares outstanding, basic (1)	64,619,964	449,620	57,643,373	449,609
Net income (loss) per common share, basic	$0.0021	$108.78	$(0.0205)	$(7.79)

Weighted average number of common shares outstanding, diluted (1)	181,765,165	132,753,342	57,643,373	449,609
Net income (loss) per common share, diluted	$0.0008	$0.37	$(0.0205)	$(7.79)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-one hundred and fifty reverse stock split that was made effective on June 11, 2021.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY (Formerly known as Simlatus Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

	Convertible Preferred Stock					Preferred Stock				Additional	Accumulated	Total
	Series A (1)		Series C		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2020	41,572	$11,162,005	35,583	$355,830	$754,249	500	$—	32,644,913	$3,264	$(6,062,064)	$(15,637,843)	$(21,696,643)

Conversion of debt to common stock	—	—	—	—	—	—	—	10,944,128	1,094	389,080	—	390,174
Convertible preferred stock converted to common stock	(12,963)	(3,480,499)	(35,583)	(355,830)	—	—	—	20,784,050	2,080	4,956,931	—	4,959,011
Convertible preferred stock payable converted to preferred stock	2,809	754,249	—	—	(754,249)	—	—	—	—	—	—	—
Preferred stock issued for services	559	149,992	—	—	—	1,000	—	—	—	881,198	—	881,198
Common stock issued for services	—	—	—	—	—	—	—	233,333	23	87,477	—	87,500
Imputed interest	—	—	—	—	—	—	—	—	—	8,000	—	8,000
Derivative settlements	—	—	—	—	—	—	—	—	—	2,494,842	—	2,494,842
Warrant discounts	—	—	—	—	—	—	—	—	—	164,369	—	164,369
Net loss	—	—	—	—	—	—	—	—	—	—	(1,320,157)	(1,320,157)
Balances for March 31, 2021	31,977	$8,585,747	—	$—	$—	1,500	$—	64,606,424	$6,461	$2,919,833	$(16,958,000)	$(14,031,706)

Conversion of debt to common stock	—	—	—	—	—	—	—	350,000	35	10,465	—	10,500
Imputed interest	—	—	—	—	—	—	—	—	—	7,803	—	7,803
Derivative settlements	—	—	—	—	—	—	—	—	—	29,955	—	29,955
Rounding due to reverse stock split	(2)	(459)	—	—	—	—	—	37	—	459	—	459
Net profit	—	—	—	—	—	—	—	—	—	—	137,962	137,962
Balances for June 30, 2021	31,975	$8,585,288	—	$—	$—	1,500	$—	64,956,461	$6,496	$2,968,515	$(16,820,038)	$(13,845,027)

	Convertible Preferred Stock					Preferred Stock				Additional	Accumulated	Total
	Series A		Series C		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2019	39,902	$10,713,687	35,583	$355,830	$—	500	$—	30,162	$3	$(12,857,402)	$(4,179,521)	$(17,036,920)

Imputed interest	—	—	—	—	—	—	—	—	—	3,376	—	3,376
Common shares issued due to reverse stock split rounding	—	—	—	—	—	—	—	23	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(52,412,485)	(52,412,485)
Balances for March 31, 2020	39,902	$10,713,687	35,583	$355,830	$—	500	$—	30,185	$3	$(12,854,026)	$(56,592,006)	$(69,446,029)

Conversion of debt to common stock	—	—	—	—	—	—	—	5,558,591	556	769,193	—	769,749
Convertible preferred stock converted to common stock	(815)	(218,827)	—	—	—	—	—	1,326,859	133	318,327	—	318,460
Imputed interest	—	—	—	—	—	—	—	—	—	3,497	—	3,497
Derivative settlements	—	—	—	—	—	—	—	—	—	2,631,259	—	2,631,259
Net profit	—	—	—	—	—	—	—	—	—	—	48,908,603	48,908,603
Balances for June 30, 2020	39,087	$10,494,860	35,583	$355,830	$—	500	$—	6,915,635	$692	$(9,131,750)	$(7,683,403)	$(16,814,461)

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-one hundred and fifty reverse stock split that was made effective on June 11, 2021.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY (Formerly known as Simlatus Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net profit (loss)	$(1,182,195)	$(3,503,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	317,876	579,950
Depreciation	563	—
Stock based compensation	1,118,690	—
Imputed interest	15,803	6,873
Loss on conversion of debt	147,879	104,617
Loss on conversion of preferred shares to common stock	1,122,681	99,632
Change in fair value of derivative liability	(2,188,995)	1,974,855
Penalties on notes payable	—	197,939
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(9,604)	(1,526)
Inventory	(436)	(3,305)
Other current assets	10,000	—
Prepaid expenses	—	7,268
Accrued interest	51,337	136,963
Accounts payable	(2,043)	109,552
Accrued expenses	324,870	166,059
Advances from related parties	(37,184)	6,700
Deferred revenue	—	4,801
Net cash (used in) provided by operating activities	(310,758)	(113,504)

Cash flows from investing activities:
Property, plant and equipment, additions	(50,305)	—
Deposit on equipment - related party	(200,000)	—
Net cash (used in) provided by investing activities	(250,305)	—

Cash flows from financing activities:
Proceeds from convertible debt	529,240	107,500
Proceeds from loans payable	—	72,920
Payments on promissory notes	—	(2,000)
Net cash (used in) provided for financing activities	529,240	178,420

Net increase (decrease) in cash	(31,823)	64,916

Cash, beginning of period	134,855	25,495
Cash, end of period	$103,032	$90,411

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Stock issued for debt conversion	$252,795	$665,132
Discount from derivative	$529,240	$317,791
Preferred stock converted to common stock	$3,836,330	$218,828
Derivative settlements	$2,524,797	$2,631,259
Warrant discounts	$164,369	$—
Lease adoption recognition	$89,567	$—
Debt exchanged for payment of accounts payable	$—	$15,600
Preferred stock payable converted to preferred stock	$754,249	$—

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BrewBilt Brewing is an independent craft beer manufacturer offering its own line of lagers and ales with a particular focus on traditional European lagers. BrewBilt Brewing will also offer contract brewing services for other breweries in need of additional capacity as well as private label ales for restaurants and bars desiring their own house beer.

BrewBilt Brewing LLC is the entity pursuing the Type 23 Small Beer Manufacturer license from the California Alcoholic Beverage Control Board (ABC). We expect this license to be issued once brewery construction is nearing completion. BrewBilt Brewing LLC has already received our Brewers Notice from the Alcohol and Tobacco Tax and Trade Bureau (TTB).

BrewBilt Brewing Company works closely with BrewBilt Manufacturing Inc., which is also located in Grass Valley, California and led by CEO Jef Lewis. BrewBilt Manufacturing custom designs and handcrafts brewing and fermentation equipment and will supply all necessary equipment to BrewBilt Brewing for our craft beer production.

BrewBilt Brewing’s ties with BrewBilt Manufacturing provide strong relationships with local suppliers of raw materials, equipment and services in California, an aggressive referral network of satisfied customers nationwide, and an Advisory Board consisting of successful business leaders who provide valuable product feedback and business expertise to management. The craft brewing and spirits industries continue to grow worldwide. California is where American craft brewing began and now has over 950 operating breweries – being centrally located in this booming market was a large draw for BrewBilt Brewing to locate its facility in the Sierra foothills.

In March of 2021, BrewBilt Brewing began design and permitting for the construction of its brewing facility in Grass Valley, California. This facility was leased by BrewBilt and is being upgraded with substantial tenant improvements to include a 20 BBL brewhouse, fermentation and cold-storage space, and a state-of-the-art canning line. In July of 2021, BrewBilt took the opportunity to expand again by leasing additional space adjacent to the original lease.

Reincorporation Merger Transaction

On March 24, 2021 Simlatus filed a PRE14C disclosing the merger between BrewBilt Brewing and Simlatus. Our Board of Directors and the holders of a majority of the voting power of our stockholders approved an Agreement and Plan of Merger pursuant to which the Company merged with and into BrewBilt Brewing Company, a Florida corporation and wholly-owned subsidiary of the Company, which resulted in the Company’s reincorporation from the State of Nevada to the State of Florida and change in the Company’s name to BrewBilt Brewing Company (the “Reincorporation Merger”). On March 16, 2021, the date we received the consent of the holders of a majority of the voting power of our stockholders, there were 61,373,100 shares of common stock outstanding, 33,020 shares of our Series A Preferred Stock outstanding, 1,500 shares of our Series B Preferred Stock outstanding, and 35,583 shares of our Series C Preferred Stock outstanding. The Series A Preferred Stock and Series C Preferred Stock are non-voting. Each share of Series B Preferred Stock has the right to cast a number of votes equal to four times the votes of all of the shares of our outstanding common stock with respect to any and all matters presented to the holders of common stock for their action.

Following the Reincorporation Merger, BrewBilt Brewing Company has a greater number of authorized shares of common stock available for issuance than the Company previously had available for issuance. Although at present the Company has no commitments or agreements to issue additional shares of common stock, it desires to have additional shares available to provide additional flexibility to use its capital stock for business and financial purposes in the future.

We obtained the approval of Jeffrey Lewis, Chief Executive Officer; Bennett Buchanan, Director; Samuel Berry, Chief Operations Officer; and Richard Hylen, Chairman of the Board, to the actions described in the Information Statement. Messrs. Lewis, Berry and Hylen collectively hold 683 shares of our common stock, 6,519 shares of Series A Preferred Stock, and all 1,500 shares of our Series B Preferred Stock, or approximately 99% of the voting power of our stockholders.

On April 19, 2021 in connection with the Merger Agreement, the Company approved the authorization of a 1 for 150 reverse stock split of the Company’s outstanding shares of Convertible Series A Preferred stock. In addition, the Company reduced the number of authorized shares to 100,000 with a par value of $0.0001. The financial statements have been retroactively adjusted to take this into account for all periods presented.

On April 19, 2021, in connection with the Merger Agreement, the Company approved the authorization of a 1 for 150 reverse stock split of the Company’s outstanding shares of common stock. In addition, the Company reduced the number of authorized shares to 200,000,000 with a par value of $0.0001. The reverse split was effective on June 11, 2021, and the financial statements have been retroactively adjusted to take this into account for all periods presented. The Company issued 36 common shares due to rounding in connection with the reverse stock split.

The Reincorporation Merger transaction was completed on June 11, 2021.

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

Revenue Recognition and Related Allowances

During the six months ended June 30, 2021, the Company’s main revenue stream is from selling DirecTV services to corporate and residential customers. 54% of the Company’s revenue is from commissions, 16% is from corporate service subscribers, 11% is from residential service subscribers, and 11% was from installations and equipment. In addition, the Company’s sales for audio/video systems represented 8% of revenues.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2021 and December 31, 2020 is $0.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on June 11, 2021. Diluted net income per share is calculated by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. A total number of 117,145,201 shares for employee options, warrants, and convertible notes were used in the calculation of the income per share for the three months ended June 30, 2021.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 for each fair value hierarchy level:

June 30, 2021	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$3,648,073	$3,648,073

December 31, 2020	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$7,996,994	$7,996,994

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of June 30, 2021 and December 31, 2020, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2021, the Company has a shareholders’ deficit of $16,820,038 since its inception, working capital deficit of $5,363,414, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

During the six months ended June 30, 2021, the Company paid a deposit of $200,000 to begin fabrication of a brewery system. The Company anticipates the system will be complete within nine to twelve months.

4.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost or fair value as of the date of acquisition. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized.

Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Schedule of Use Life of Assets

Kegs	5 years
Computer software and equipment	2 to 5 years, or the term of a software license, whichever is shorter
Office equipment and furniture	3 to 7 years
Machinery and equipment	3 to 20 years
Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset

Property, plant, and equipment consisted of the following at June 30, 2021 and December 31, 2020:

	June 30,		December 31,
	2021		2020
Leasehold Improvements		$12,606		$—
Machinery and Equipment		37,699		—
	50,305		—
Less accumulated depreciation		(563)		—
	$49,742		$—

5.	ACCRUED EXPENSES

As of June 30, 2021 and December 31, 2020, accrued expenses were comprised of the following:

	June 30,	December 31,
	2021	2020
Accrued expenses
Credit cards	$7,055	$407
Customer deposits	18,307	18,307
Employee liabilities	—	7,612
Sales tax payable	373	90
Short-term loans	3,000	3,000
Total accrued expenses	$28,735	$29,416

Accrued interest
Interest on notes payable	$46,470	$44,855
Interest on short-term loans	847	5,826
Interest on accrued wages	120,734	97,552
Total accrued interest	$168,051	$148,233

Accrued wages	$647,081	$321,530

6.	CONVERTIBLE NOTES PAYABLE

As of June 30, 2021 and December 31, 2020, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	June 30,	December 31,
	Note Date	Date	Rate	Rate	2021	2020
BHP Capital NY #6	5/30/2019	2/29/2020	18%	Variable	—	27,500
BHP Capital NY #7	7/22/2019	7/22/2020	8%	Variable	—	37,950
BHP Capital NY #9	12/20/2019	12/20/2020	12%	Variable	—	11,075
Emunah Funding #4*	10/20/2018	7/20/2019	24%	Variable	2,990	2,990
Emunah Funding #8	1/31/2019	1/31/2020	24%	Variable	—	33,652
FirstFire Global	3/8/2021	3/8/2022	12%	0.09	300,000	—
Fourth Man #9	8/3/2020	8/3/2021	8%	Variable	—	27,500
Fourth Man #10	12/15/2020	12/15/2021	8%	Variable	23,000	33,000
Fourth Man #11	3/5/2021	3/5/2022	12%	0.09	140,000	—
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Jefferson St Capital #6	6/21/2019	3/21/2020	18%	Variable	—	27,500
Jefferson St Capital #7*	8/20/2019	5/20/2020	18%	Variable	38,500	38,500
Jefferson St Capital #8*	12/20/2019	12/20/2020	12%	Variable	19,000	19,000
Labrys Fund	2/8/2021	2/8/2022	12%	0.09	140,000	—
Optempus Invest #4	11/2/2020	11/2/2021	10%	Variable	20,000	20,000
Optempus Invest #5	11/5/2020	11/5/2021	10%	Variable	20,000	20,000
Optempus Invest #6	12/31/2020	12/31/2021	6%	Variable	20,000	20,000
Power Up Lending #5	6/15/2020	6/15/2021	10%	Variable	—	13,100
Power Up Lending #6	6/24/2020	6/24/2021	10%	Variable	—	33,000
Redstart Holdings #2	1/25/2021	1/25/2022	10%	Variable	63,500	—
					791,990	369,767
Less debt discount					(462,453)	(136,829)
Notes payable, net of discount					$329,537	$232,938

*	As of June 30, 2021, the balance of notes payable that are in default is $65,490.

BHP Capital NY, Inc.

On May 30, 2019, the Company issued a convertible note to BHP Capital NY for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2,833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the six months ended June 30, 2021, the Company issued 953,144 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $6,063, and conversion fees of $750. As of June 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, which has been amortized to the statement of operations. During the six months ended June 30, 2021, the Company issued 2,362,756 common shares upon the conversion of principal in the amount of $37,950, accrued interest of $5,344, and conversion fees of $2,400. As of June 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $19,000 of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 1,309,076 common shares upon the conversion of principal in the amount of $7,925, interest of $2,375 and conversion fees of $500. During the six months ended June 30, 2021, the Company issued 704,648 common shares upon the conversion of principal in the amount of $11,075, accrued interest of $52, and conversion fees of $500. As of June 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended December 31, 2020, the note has converted $13,450 of principal and $4,918 of interest into 48 shares of common stock. As of June 30, 2021, the note has a principal balance of $2,990 and accrued interest of $1,435. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 31, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $33,000, which includes $5,000 to settle outstanding accounts payable, $4,500 in transaction fees and cash consideration of $23,500. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on January 31, 2020, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered late filing penalties of $50,652. During the year ended December 31, 2020, the Company made cash payments of $50,000. During the six months ended June 30, 2021, the Company issued 2,003,195 common shares upon the conversion of principal in the amount of $33,652, and accrued interest of $11,819. As of June 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

FirstFire Global Opportunity Fund LLC

On March 8, 2021, the Company received funding pursuant to a convertible note issued to FirstFire Global Opportunities Fund LLC for $300,000 of which $242,900 was received in cash and $57,100 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 8, 2022, and is convertible into common shares at a fixed rate of $0.09. The Company recorded a debt discount from the derivative equal to $300,000 due to this conversion feature, and $93,699 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2021 of $206,301. As of June 30, 2021, the note has a principal balance of $300,000 and accrued interest of $11,244.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On August 3, 2020, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $27,500 of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 3, 2021, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the six months ended June 30, 2021, the Company issued 1,615,983 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $1,088, and conversion fees of $500. As of June 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 15, 2020, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $33,000 of which $27,600 was received in cash and $5,400 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on December 15, 2021, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, and $17,811 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2021 of $15,189. During the six months ended June 30, 2021, the Company issued 350,000 common shares upon the conversion of principal in the amount of $10,000 and conversion fees of $500. As of June 30, 2021, the note has a principal balance of $23,000 and accrued interest of $1,409.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 5, 2021, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $140,000 of which $113,420 was received in cash and $26,580 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 5, 2022 and is convertible into common shares at a fixed rate of $0.09. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, and $44,877 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2021 of $95,123. As of June 30, 2021, the note has a principal balance of $140,000 and accrued interest of $5,385.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 71 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of June 30, 2021, the note has a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 21, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes transaction fee interest of $4,000, and cash consideration of $23,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on March 21, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the six months ended June 30, 2021, the Company issued 846,995 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $3,352, and conversion fees of $1,500. As of June 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $38,500, of which $32,000 was received in cash and $6,500 was recorded as transaction fees. The note bears interest at 10% (increases to 18% per annum upon an event of default), matures on May 20, 2020, and is convertible into the lower of 1) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of the note, and 2) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $38,500 due to this conversion feature, which has been amortized to the statement of operations. As of June 30, 2021, the note has a principal balance of $38,500 and accrued interest of $10,036. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $19,000, of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, which has been amortized to the statement of operations. As of June 30, 2021, the note has a principal balance of $19,000 and accrued interest of $4,402. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Labrys Fund, LP

On February 8, 2021, the Company received funding pursuant to a convertible note issued to Labrys Fund, LP for $140,000 of which $112,900 was received in cash and $27,080 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on February 8, 2022, and is convertible into common shares at a fixed rate of $0.09. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, and $54,466 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2021 of $85,534. As of June 30, 2021, the note has a principal balance of $140,000 and accrued interest of $6,536.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Optempus Investments, LLC

On November 2, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 2, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $13,150 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2021 of $6,850. As of June 30, 2021, the note has a principal balance of $20,000 and accrued interest of $1,315.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 5, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 5, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $12,986 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2021 of $7,014. As of June 30, 2021, the note has a principal balance of $20,000 and accrued interest of $1,299.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 31, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000. The Company received a cash payment of $10,000 on January 8, 2021, and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on December 31, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $9,918 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2021 of $10,082. As of June 30, 2021, the note has a principal balance of $20,000 and accrued interest of $595.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Power Up Lending Group Ltd.

On May 18, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $16,000, of which $15,600 was paid to settle accounts payable, and $400 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 18, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $16,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 1,855,556 common shares upon the conversion of principal in the amount of $16,000 and accrued interest of $700. As of June 30, 2021, the note has an accrued interest balance of $100.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 15, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,000, of which $40,000 was received in cash, and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 15, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $43,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 3,322,222 common shares upon the conversion of principal in the amount of $29,900. During the six months ended June 30, 2021, the Company issued 1,062,963 common shares upon the conversion of principal in the amount of $13,100 and accrued interest of $2,150. As of June 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 24, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $33,000, of which $30,000 was received in cash, and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 24, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, which has been amortized to the statement of operations. During the six months ended June 30, 2021, the Company issued 1,394,444 common shares upon the conversion of principal in the amount of $33,000 and accrued interest of $1,650. As of June 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Redstart Holdings Corp.

On January 25, 2021, the Company received funding pursuant to a convertible note issued to Redstart Holdings Corp. for $63,500 of which $60,000 was received in cash and $3,500 was recorded as transaction fees. The note bears interest of 10% (increases to 22% per annum upon an event of default), matures on January 25, 2022, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $64,500 due to this conversion feature, and $27,140 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2021 of $36,360. As of June 30, 2021, the note has a principal balance of $63,500 and accrued interest of $2,714.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Convertible Note Conversions

During the six months ended June 30, 2021, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Fee	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Conversion	Price	Issued	Issued to
1/5/2021	$13,000	$—	$—	$13,000	$0.01350	962,962	Power Up
1/7/2021	10,000	—	750	10,750	0.01500	716,667	Jefferson St
1/11/2021	100	2,150	—	2,250	0.02250	100,000	Power Up
1/11/2021	15,000	—	—	15,000	0.02250	666,667	Power Up
1/12/2021	11,075	52	500	11,627	0.01650	704,648	BHP
1/14/2021	18,000	1,650	—	19,650	0.02700	727,778	Power Up
1/15/2021	—	6,300	—	6,300	0.01500	420,000	Emunah
1/20/2021	30,000	5,000	1,200	36,200	0.01800	2,011,111	BHP
1/22/2021	—	3,300	—	3,300	0.01500	220,000	Emunah
1/26/2021	27,500	1,088	500	29,088	0.01800	1,615,983	Fourth Man
2/8/2021	5,400	2,105	—	7,505	0.02250	333,571	Emunah
2/8/2021	7,950	344	1,200	9,494	0.02700	351,645	BHP
2/9/2021	7,550	19	—	7,569	0.02250	336,381	Emunah
2/11/2021	27,500	6,063	750	34,313	0.03600	953,144	BHP
2/16/2021	20,702	95	—	20,797	0.03000	693,242	Emunah
3/8/2021	17,500	3,352	750	21,602	0.16575	130,329	Jefferson St
6/23/2021	10,000	—	500	10,500	0.03000	350,000	Fourth Man
Total conversions	221,277	31,518	6,150	258,945		11,294,128
Loss on conversion	—	—	—	141,729
	$221,277	$31,518	$6,150	$400,674		11,294,128

7.	LEASES

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

On March 1, 2021, BrewBilt Brewing entered into a commercial lease for approximately 4,000 square feet of space, located in the Wolf Creek Industrial Building at 110 Spring Hill Dr, Grass Valley, CA 95945. The lease has a term of two years, from March 1, 2021 through February 28, 2023, with a monthly rent of $4,000. Lease payments shall increase on March 1, 2022 based upon the CPI published in the Wall Street Journal. On March 1, 2021, the Company recorded of ROU assets of $89,567 and lease liabilities of $89,567 in recognition of this lease.

ROU assets and lease liabilities related to our operating leases are as follows:

June 30, 2021
Right-of-use assets	$75,464
Current operating lease liabilities	44,259
Non-current operating lease liabilities	31,205

Years Ending
December 31,	Operating Leases
2021	$24,000
2022	48,000
2023	8,000
Total	80,000
Less imputed Interest	4,536
Total liability	$75,464

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

The Company evaluated the leases in accordance with ASC 842 and determined that its leases meet the definition of a finance lease.

Financing lease assets and liabilities related to our financing leases are as follows:

June 30, 2021
Right-of-use assets	$29,033
Current financing lease liabilities	4,512
Non-current financing lease liabilities	24,521

The following is a schedule, by years, of future minimum lease payments required under the finance leases:

Years Ending
December 31,	Finance Leases
2021	$3,167
2022	6,334
2023	6,334
2024	6,334
2025	6,334
Thereafter	6,334
Total	34,837
Less imputed Interest	5,804
Total liability	$29,033

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Leases	6 years	7%

8.	LOANS PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. During the period ended June 30, 2021 and December 31, 2020, the Company recorded payments of $0 and $2,000, respectively.

As of June 30, 2021 and December 31, 2020, the principal balance owed to Direct Capital Group was $14,500 and $16,500, respectively.

On May 3, 2020, the Company, was granted a loan (the “Loan”) from Bank of America. in the amount of $72,920, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated May 3, 2020 issued by the Borrower, matures on May 3, 2022, and bears interest at a rate of 1% per annum, payable monthly commencing on November 3, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. As of June 30, 2021, the Company has accrued interest of $847 on the PPP loan.

9.	DERIVATIVE LIABILITIES

During the six months ended June 30, 2021 the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at June 30, 2021 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended June 30, 2021:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$3,933,475	$27,343	$4,036,176	$7,996,994
Initial recognition of derivative liability	3,528,240	2,159,858	—	5,688,098
Derivative settlements	(2,524,797)	—	—	(2,524,797)
Loss (gain) on derivative liability valuation	(3,773,653)	(1,582,963)	(2,155,606)	(7,512,222)
Balance, end of period	$1,163,265	$604,238	$1,880,570	$3,648,073

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2021:

Valuation date
Expected dividends	0%
Expected volatility	97.3%-264.28%
Expected term	.09 - .69 years
Risk free interest	.05%-.06%

Warrants

On January 2, 2019, the Company executed a Common Stock Purchase Warrant for 12,146 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.016 per share and expire on December 31, 2023.

On January 31, 2019, the Company executed a Common Stock Purchase Warrant for 14,667 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.016 per share and expire on January 30, 2024.

On March 26, 2019, the Company executed a Common Stock Purchase Warrant for 10,958 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.017 per share and expire on March 25, 2024.

On April 9, 2019, the Company executed a Common Stock Purchase Warrant for 3,667. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.10 per share and expire on April 8, 2024.

On April 9, 2019, the Company executed a Common Stock Purchase Warrant for 3,667 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.10 per share and expire on April 8, 2024.

On April 23, 2019, the Company executed a Common Stock Purchase Warrant for 700 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.25 per share and expire on April 22, 2024.

On May 30, 2019, the Company executed a Common Stock Purchase Warrant for 4,167 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.04 per share and expire on May 29, 2024.

On May 30, 2019, the Company executed a Common Stock Purchase Warrant for 4,167 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.04 per share and expire on May 29, 2024.

On May 30, 2019, the Company executed a Common Stock Purchase Warrant for 4,167 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.04 per share and expire on May 29, 2024.

On June 13, 2019, the Company entered into a Securities Exchange Agreement with Fourth Man Fund, LLC. Both parties agreed to exchange the Warrants pursuant under the terms of a Securities Exchange Agreement, in its entirety. The Agreement is for warrants dated July 3, 2018, July 17, 2018, October 3, 2018, and August 22, 2018, representing 597 shares of common stock, exchanged for 10,167 shares of Preferred Series C stock at $10 per share. The exchange extinguished $734,381 worth of derivative liabilities.

On June 13, 2019, the Company entered into a Securities Exchange Agreement with Emunah Funding, LLC. Both parties agreed to exchange the Warrants pursuant under the terms of a Securities Exchange Agreement, in its entirety. The Agreement is for warrants dated October 20, 2017, November 6, 2017, November 30, 2017, January 11, 2018, May 15, 2018, and October 31, 2018, representing 866 shares of common stock, exchanged for 35,583 shares of Preferred Series C stock at $10 per share. The exchange extinguished $1,095,620 worth of derivative liabilities.

On June 21, 2019, the Company executed a Common Stock Purchase Warrant for 6,667 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.025 per share and expire on June 20, 2024.

On July 22, 2019, the Company executed a Common Stock Purchase Warrant for 11,195 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.023 per share and expire on July 22, 2024.

On July 22, 2019, the Company executed a Common Stock Purchase Warrant for 11,195 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.023 per share and expire on July 22, 2024.

On July 22, 2019, the Company executed a Common Stock Purchase Warrant for 11,195 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.023 per share and expire on July 22, 2024.

On August 7, 2019, the Company executed a Common Stock Purchase Warrant for 14,667 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.015 per share and expire on August 7, 2024.

On August 12, 2019, the Company executed a Common Stock Purchase Warrant for 7,822 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.015 per share and expire on August 7, 2024.

On August 20, 2019, the Company executed a Common Stock Purchase Warrant for 23,333 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.01 per share and expire on August 7, 2024.

On October 9, 2019, the Company executed a Common Stock Purchase Warrant for 114,583 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0016 per share and expire on October 9, 2024.

On February 8, 2021, the Company executed a Common Stock Purchase Warrant for 933,333 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share and expire on February 8, 2024.

On March 5, 2021, the Company executed a Common Stock Purchase Warrant for 933,333 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share and expire on March 5, 2024.

On March 8, 2021, the Company executed a Common Stock Purchase Warrant for 3,333,333 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share and expire on March 9, 2024.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	529.66%-583.71%
Expected term	2.51 – 3.28 years
Risk free interest	0.25%-.46%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	276.69%
Expected term	1 year
Risk free interest	0.07%

10.	RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the six months ended June 30, 2021 the Company made payments of $46,627 to amounts due to related parties, and $9,443 was advanced to the Company by related parties. As of June 30, 2021 and December 31, 2020, the Company owed related parties $208,139 and $245,323, respectively. During the six months ended June 30, 2021, the Company recorded imputed interest of $15,803 to the statement of operations with a corresponding increase to additional paid in capital.

On December 22, 2020, the President, Richard Hylen, and the Company entered into two vehicle leases in the amount of $19,314 and $18,689, respectively. The leases have a term of 6 years, from February 5, 2021 January 5, 2027, with monthly payments of $268 and $260, respectively.

During the six months ended June 30, 2021, the Company paid a deposit of $200,000 BrewBilt Manufacturing, Inc. to begin fabrication of a brewery system. The Company anticipates the system will be complete within nine to twelve months.

11.	CONVERTIBLE PREFERRED STOCK

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

On October 26, 2018, the Company issued 3,259 Series A Convertible Preferred shares to Donna Murtaugh, to settle liabilities of $875,000 owed to her pursuant to the Asset Purchase Agreement dated March 9, 2016.

As of November 13, 2018, 23,263 shares of Series A Convertible Preferred stock were transferred into the Company in connection with the reverse merger.

On November 13, 2018, the Company granted 7,244 Series A Convertible Preferred shares to Richard Hylen, valued at $1,945,000, pursuant the Merger Agreement.

On January 9, 2019, the Company entered into an Asset Purchase Agreement Proscere Bioscience Inc., a Florida Corporation. Pursuant to the Asset Purchase Agreement, Proscere Bioscience assigned and transferred all of its right, title, and interest to its fixed assets and “know how” to Simlatus Corporation. These assets and “know how” pursuant to the 5 year Exclusive Distribution & License Agreement dated January 9, 2019 are valued at $3,000,000. As consideration for the assets and “know how” Simlatus Corporation issued 11,173 shares of Convertible Preferred Series A stock. At that time, Proscere Bioscience became a wholly subsidiary of Simlatus Corporation.

On March 19, 2019, Richard Hylen entered into a Debt Settlement Agreement with Xillient, LLC to settle $362,261 in outstanding debt owed to Xillient, LLC for $200,000. Mr. Hylen transferred 745 of his Convertible Preferred Series A that are valued at $200,000. The liability amount of $362,261 was reclassed to additional paid in capital due to the contributed capital by a related party.

On April 10, 2019, the Board of Directors repurchased and returned to treasury 168 Convertible Preferred Series A shares valued at $45,000 in the name of Optempus Investments, LLC. The company authorized and paid the payment of $45,000 to Optempus Investments, LLC for the repurchase of 168 Convertible Preferred Series A shares. This transaction is pursuant with the Asset Purchase Agreement of Proscere Bioscience and the IP of the Cold-Water CBD/HEMP Extraction Systems. The Convertible Preferred Series A Stock is convertible to common stock at market price the day of conversion.

On June 3, 2019, the Board of Directors repurchased and returned to treasury 121 Convertible Preferred Series A shares valued at $32,505 in the name of Optempus Investments, LLC. The company authorized and paid the payment of $32,505 to Optempus Investments, LLC for the repurchase of 121 Convertible Preferred Series A shares. This transaction is pursuant with the Asset Purchase Agreement of Proscere Bioscience and the IP of the Cold-Water CBD/HEMP Extraction Systems. The Convertible Preferred Series A Stock is convertible to common stock at market price the day of conversion.

On June 21, 2019, 289 Convertible Preferred Series A shares held in treasury were retired.

During the year ended December 31, 2019, 4,749 shares of Convertible Series A Preferred stock were converted to 14,336 common shares in accordance with the conversion terms.

On November 27, 2020, the Company and a note holder agreed to convert the principal and interest balance of $212,054 to 790 shares of Convertible Series A Preferred stock.

On December 28, 2020, the Company converted wages and accrued interest owed to Richard Hylen and Mike Schatz to Convertible Series A Preferred stock. The Company issued 652 shares valued at $174,930 in exchange of wages and interest of $174,930 owed to Richard Hylen. The Company issued 2,119 shares valued at $568,899 to settle wages and interest of $568,899 owed to Mike Schatz.

During the year ended December 31, 2020, 1,890 shares of Convertible Series A Preferred stock were converted to 8,119,146 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $191,349, which was recorded to the statement of operations.

On April 19, 2021, in connection with the Merger Agreement, the Company approved the authorization of a 1 for 150 reverse stock split of the Company’s outstanding shares of Convertible Series A Preferred stock. At the time the reverse split is effective, the stated value of each share will be $268.50. In addition, the Company reduced the number of authorized shares to 100,000 with a par value of $0.0001. The financial statements have been retroactively adjusted to take this into account for all periods presented.

During the six months ended June 30, 2021, 12,963 shares of Convertible Series A Preferred stock were converted to 20,784,050 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,278,517, which was recorded to the statement of operations.

During the six months ended June 30, 2021, the Company issued 93 shares each of Convertible Series A Preferred stock to Richard Hylen, Jef Lewis, and Bennett Buchanan and 279 shares of Convertible Series A Preferred stock to Sam Berry, pursuant to employee, consulting, and director agreements (Note 15). These shares were issued at a value at $149,992 and resulted in a loss of conversion of $6, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $268.50 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $8,585,288, which represents 31,975 Series A Convertible Preferred Stock at $268.50 per share, issued and outstanding as of June 30, 2021, outside of permanent equity and liabilities.

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

During the six months ended June 30, 2021, 35,583 shares of Convertible Series C Preferred stock valued at $355,830 were converted to 100,000,000 common shares in accordance with the conversion terms. The issuances resulted in a gain on conversion of $155,830, which was recorded to the statement of operations.

The Convertible Series C Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception.

On June 11, 2021, in connection with the Merger Agreement, the Company eliminated Series C Convertible Preferred stock class.

As of June 30, 2021, 100,000 Series A Convertible Preferred shares and 0 Series C Convertible Preferred shares were authorized, of which 31,975 Series A Convertible Preferred shares were issued and outstanding and 0 Series C Convertible Preferred shares were issued and outstanding.

Preferred Stock Payable

On December 28, 2020, the Company received resignation letters from Baron Tennelle, Dusty Vereker, and Robert Stillwaugh. The Company agreed to issue Preferred Series A shares to settle unpaid wages and interest owed to those individuals.

The Company agreed to issue 353 Preferred Series A shares to Baron Tennelle in exchange for accrued wages of $90,000 and interest of $4,745. The Company agreed to issue 337 Preferred Series A shares to Dusty Vereker in exchange for accrued wages of $86,250 and interest of $4,350. The Company agreed to issue 2,119 Preferred Series A shares to Robert Stillwaugh in exchange for accrued wages of $427,708 and interest of $141,190.

The shares were issued on January 7, 2021 and the Company reclassed $754,249 from Preferred Stock Payable to Convertible Series A Preferred Stock.

12.	PREFERRED STOCK

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

On June 11, 2021, the Company filed a Certificate of Amendment with the Nevada Secretary of State to decrease the number of authorized Preferred Series B from 10,000 to 5,000 with a par value of $0.0001.

As of June 30, 2021, 5,000 Series B Preferred shares were authorized, of which 1,500 shares were issued and outstanding.

13.	COMMON STOCK

As of November 13, 2018, 19 shares of common stock were transferred into the Company in connection with the reverse merger.

On November 13, 2018, the Company issued 682 shares of restricted common stock to Richard Hylen as collateral, pursuant to the Asset Purchase Agreement dated November 13, 2018. The shares are valued at $4,298,450 based on the market price of the Company’s common stock on the date of the agreement.

During the year ended December 31, 2018, the holders of convertible notes converted a total of $10,448 of principal and interest into 19 shares of common stock. The issuance extinguished $115,941 worth of derivative liabilities which was recorded to additional paid in capital.

On April 16, 2019, the Company issued 3 common shares at to Hanson & Associates to settle outstanding stock payable liabilities pursuant to a Consulting Agreement dated April 1, 2017. The stock was valued at $24,953 on the date of issuance, which extinguished $24,953 in derivative liabilities.

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

During the year ended December 31, 2019, 4,749 shares of Convertible Series A Preferred stock were converted to 14,336 common shares in accordance with the conversion terms.

During the year ended December 31, 2019, 10,167 shares of Series C preferred stock were converted to 187 common shares in accordance with the conversion terms.

During the year ended December 31, 2019, warrant holders exercised the warrants and the Company issued 789 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the year ended December 31, 2019, the holders of convertible notes converted a total of $866,299 of principal and interest, and $16,500 in note fees, into 14,128 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $86,719 and settled $1,784,469 worth of derivative liabilities which was recorded to additional paid in capital.

On March 27, 2020, 23 shares of common stock were issued due to rounding in conjunction with the reverse stock split.

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

During the year ended December 31, 2020, 1,890 shares of Convertible Series A Preferred stock were converted to 8,119,146 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $191,349, which was recorded to the statement of operations.

During the year ended December 31, 2020, the holders of convertible notes converted a total of $1,005,664 of principal and interest, and $30,935 in note fees, into 24,495,581 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $41,116 and settled $4,976,556 worth of derivative liabilities which was recorded to additional paid in capital.

On March 8, 2021, the Company issued 233,333 common shares in stock based compensation, valued at $87,500.

On April 19, 2021, in connection with the Merger Agreement, the Company approved the authorization of a 1 for 150 reverse stock split of the Company’s outstanding shares of common stock. In addition, the Company reduced the number of authorized shares to 200,000,000 with a par value of $0.0001. The reverse split was effective on June 11, 2021, and the financial statements have been retroactively adjusted to take this into account for all periods presented. The Company issued 36 common shares due to rounding in connection with the reverse stock split.

During the six months ended June 30, 2021, 12,963 shares of Convertible Series A Preferred stock were converted to 20,784,050 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,278,517, which was recorded to the statement of operations.

During the six months ended June 30, 2021, the holders of convertible notes converted a total of $252,795 of principal and interest, and $6,150 in note fees, into 11,294,128 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $147,879 and settled $2,524,797 worth of derivative liabilities which was recorded to additional paid in capital.

As of June 30, 2021, 200,000,000 common shares, par value $0.0001, were authorized, of which 64,956,461 shares were issued and outstanding.

14.	INCOME TAXES

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

The deferred tax asset and the valuation allowance consist of the following at June 30, 2021:

June 30, 2021
Net tax loss carry-forwards	$2,236,396
Statutory rate	21%
Expected tax recovery	469,643
Change in valuation allowance	(469,643)
Income tax provision	$—

Components of deferred tax asset:
Non capital tax loss carry-forwards	$469,643
Less: valuation allowance	(469,643)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward. The Company will need to file returns for the year ending December 31, 2018, 2019 and 2020 which are still open for examination.

15.	COMMITMENTS AND CONTINGENCIES

Employee and Director Agreements

On January 1, 2021, the Company dismissed Richard Hylen as CEO, and appointed him as the Chairman and Secretary of the company, and the President of Satel Group Inc., a wholly owned subsidiary of the company, and pursuant with the Employment Agreement and Director Agreement dated January 1, 2021. These Agreements replaced all previous agreements. Mr. Hylen will receive an annual salary of $200,000 to be paid in equal monthly installments. Amounts unpaid will accrue annual interest of 6% and may be converted to Convertible Preferred Series A stock of the company in value of $268.50 per share and under the conversion guidelines of the Certificate of designation for Convertible Preferred Series A stock. Pursuant to the agreement, the company issued 500 Preferred Series B shares. Said shares are control shares and have voting rights only. As Director the undersigned is hereby granted $25,000 of Convertible Preferred Series A shares of the company. On January 20, 2021, the Company issued 93 shares (13,966 pre-split), pursuant with the Certificate of Designation for conversion rights of said shares.

On January 1, 2021, the Company appointed Jef Lewis as a Director and the Chief Executive Officer, President and Treasurer of the company and pursuant with the Employment Agreement and Director Agreement dated January 1, 2021. These Agreements will replace all previous agreements. The employee will receive an annual salary of $200,000 to be paid in equal monthly installments. Amounts unpaid will accrue annual interest of 6% and may be converted to Convertible Preferred Series A stock of the company in value of $268.50 per share and under the conversion guidelines of the Certificate of designation for Convertible Preferred Series A stock. Pursuant to the agreement, the company issued 500 Preferred Series B shares on January 20, 2021. Said shares are control shares and have voting rights only. As Director the undersigned is hereby granted $25,000 of Convertible Preferred Series A shares. On January 20, 2021, the Company issued 93 shares, pursuant with the Certificate of Designation for conversion rights of said shares.

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

On January 1, 2021, the Company appointed Samuel Berry as a Director and the Chief Operations Officer of the company and pursuant with the Employment Agreement and Director Agreement dated January 1, 2021. These Agreements will replace all previous agreements. The employee will receive an annual salary of $100,000 to be paid in equal monthly installments. Amounts unpaid will accrue annual interest of 6% and may be converted to Convertible Preferred Series A stock of the company in value of $268.50 per share and under the conversion guidelines of the Certificate of designation for Convertible Preferred Series A stock. The company issued to the employee $50,000 of Preferred Series A shares at a value of $268.50 per share. As Director the undersigned is hereby granted $25,000 of Preferred Series A shares of the company, pursuant with the Certificate of Designation for conversion rights of said shares. On January 20, 2021, the Company issued 279 shares of Convertible Preferred Series A shares, pursuant to these agreements.

Samuel Berry is 43 years old and a graduate from Keene State College in New Hampshire with a Bachelor of Science, and a graduate from Florida International University with his Master of Science. Sam is a Director of BrewBilt Manufacturing Inc. and experienced with the operations of a public craft beer manufacturing business. With over 15 years of business experience in management, he will oversee the operations of BrewBilt Brewing.

On March 1, 2021, the Company appointed Bennett Buchanan as a Director and of the company and pursuant with the Employment Agreement and Director Agreement dated March 3, 2021. Pursuant to the Employment Agreement, Mr. Buchanan will be employed on at-will basis and receive an annual salary of $100,000 payable in monthly installments, with unpaid amounts accruing interest at the rate of 6% per annum. Unpaid salary may be converted by Mr. Buchanan into shares of Convertible Series A Preferred Stock of the Company. On March 4, 2021, the Company issued 93 shares of Convertible Series A Preferred Stock pursuant to the Employment Agreement.

Bennett Buchanan is 36 years old and the co-founder and brewer for the award-winning Old Bus Tavern brewpub in San Francisco. He has also honed his skills brewing on a production scale for the Fort Point Beer Company. Bennett holds a Bachelor of Science in Civil Engineering and a Master of Engineering Management from Cornell University.

On April 1, 2021, the company renewed an Employee Agreement with Mike Schatz. The employee will receive an annual salary of $125,000 to be paid in equal monthly installments. Any unpaid amounts will accrue annual interest of 6% and may be converted to common stock of the company at fair market value on the date of conversion.

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

16.	SUBSEQUENT EVENTS

On August 3, 2021, the Company’ Board of Directors and the Majority Stockholders owning a majority of the Company’s voting securities, approved a resolution authorizing the Company to amend the Articles of Incorporation to increase the number of authorized Common Shares from 200,000,000 to 500,000,000 shares at par value $0.0001 per share.

Lease

On July 18, 2021, BrewBilt Brewing terminated its commercial lease with Lave Systems and entered into a new lease agreement with the Jon and Andrea Straatemeir Trust. On August 1, 2021, the company will commence into a commercial lease for approximately 6,547 square feet of space, located in the Wolf Creek Industrial Building at 110 Spring Hill Dr, Grass Valley, CA 95945. The lease has a term of five years, from August 1, 2021 through July 31, 2026, with a monthly rent of $4,000.

Convertible Notes and Agreements

On July 28, 2021, the Company entered in a Convertible Promissory Note with Labrys Fund, LP in the amount of $140,000. The note is unsecured, bears interest at 12% per annum, and matures on July 28, 2022. The Company also executed a Common Stock Purchase Warrant for 6,222,222 shares. The purchase price of one share of Common Stock under the Warrant is equal to the Exercise Price of $0.03 per share and expire on July 28, 2024.

On July 29, 2021, two notes issued to Optempus Investments LLC were reassigned to GPL Ventures for a new note in the amount of $42,614. The note bears interest at 10% per annum and matures on July 29, 2022.

Subsequent Issuances

On July 9, 2021, 470 shares of Convertible Preferred Series A stock was converted in to 3,154,875 shares of common stock.

On July 21, 2021, the holder of a convertible note converted a total of $10,750 of principal and fees into 551,282 shares of our common stock.

On July 23, 2021, 9,895 shares of common stock were issued due to rounding in conjunction with the reverse stock split.

On August 9, 2021, the holder of a convertible note converted a total of $58,478 of principal, interest, and fees into 2,599,000 shares of our common stock.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

Revenues:

The Company’s revenues were $69,055 for the three months ended June 30, 2021 compared to $74,709 for the three months ended June 30, 2020. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. For the three months ended June 30, 2021, the Company had one major customer who represented approximately 49% of total revenue. The decrease in revenue is due to a decrease in customer sales and a reduction in sales efforts due to COVID-19. In addition, Richard Hylen has been focused on expansion, and local customer base retention has declined. Satel has strong relationships with commercial and residential building owners and management, and as a public company with the adequate funding, Satel can expand its services and anticipates increasing revenues over the next 24 months. Satel recognizes the customer needs, and the importance of competitive pricing and services. The company believes that it can invest its capital into faster internet, bundling of various internet based services, and expanding its customer base into the entire Bay Area.

Cost of Sales:

The Company’s cost of sales was $1,484 for the three months ended June 30, 2021, compared to $3,796 for the three months ended June 30, 2020. This is due to audio/video equipment that was sold in the quarter ending June 30, 2021 compared to two for the three months ending June 30, 2020.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended June 30, 2021, and June 30, 2020, were $383,058 and $347,799, respectively. The increase was primarily attributable to an increase in share based compensation and general and administrative expenses.

Other Income (Expense):

Other income (expense) for the three months ended June 30, 2021 and June 30, 2020 was $453,449 and $49,185,489, respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The decrease in other income primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Profit:

Net profit for the three months ended June 30, 2021 was $137,962 compared to $48,908,603 for the three months ended June 30, 2020. The decrease in net loss can be explained by the changes in the loss in the fair value of derivative liabilities.

Six months Ended June 30, 2021 Compared with the Six months Ended June 30, 2020

Revenues:

The Company’s revenues were $156,462 for the six months ended June 30, 2021 compared to $190,086 for the six months ended June 30, 2020. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. For the six months ended June 30, 2021, the Company had one major customer who represented approximately 49% of total revenue. The decrease in revenue is due to a decrease in customer sales and a reduction in sales efforts due to COVID-19.

Cost of Sales:

The Company’s cost of sales was $3,975 for the six months ended June 30, 2021, compared to $3,796 for the six months ended June 30, 2020.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the six months ended June 30, 2021, and June 30, 2020, were $1,715,613 and $403,054, respectively. The increase was primarily attributable to an increase in share based compensation and general and administrative expenses.

Other Income (Expense):

Other income (expense) for the six months ended June 30, 2021 and June 30, 2020 was $533,418 and $(3,100,828), respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other income primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Loss:

Net loss for the six months ended June 30, 2021 was $1,182,195 compared to $3,503,882 for the six months ended June 30, 2020. The decrease in net loss can be explained by the changes in the loss in the fair value of derivative liabilities.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	June 30,	December 31,
	2021	2020
Current Assets	$322,768	$154,551
Current Liabilities	5,686,182	9,588,260
Working Capital (Deficit)	$(5,363,414)	$(9,433,709)

The overall working capital (deficit) decreased from $(9,433,709) at December 31, 2020 to $(5,363,414) at June 30, 2021 due to the change in value of derivative liabilities, an increase in fixed assets and deposits paid for brewery equipment.

	June 30,	June 30,
	2021	2020
Cash Flows (used in) provided by Operating Activities	$(310,758)	$(113,504)
Cash Flows (used in) provided by Investing Activities	(250,405)	—
Cash Flows (used for) provided by Financing Activities	529,240	178,420
Net Increase (decrease) in Cash During Period	$(31,823)	$64,916

During the six months ended June 30, 2021 cash (used in) provided by operating activities was $(310,758) compared to $(113,504) for the six months ended June 30, 2020. The increase in the cash used in operating activities is primarily attributed to the change in fair value of derivative liabilities, stock based compensation and loss on conversion.

During the six months ended June 30, 2021 cash (used in) provided by investing activities was $(250,405) compared to $0 for the six months ended June 30, 2020. This increase in cash used in investing activities is due to a deposit paid to begin fabrication of a brewery system and fixed asset additions.

During the six months ended June 30, 2021, cash (used for) provided by financing activities was $529,240 compared to $178,420, for the six months ended June 30, 2020. The increase in cash used by financing activity primarily resulted from an increase in proceeds from notes payable during the six months ended June 30, 2021.

As of June 30, 2021, the Company had a cash balance and current asset total of $103,032 and $322,768 respectively, compared with $134,855 and $154,551 of cash and current assets, respectively, as of December 31, 2020. The increase in assets was due to an increase in accounts receivable and a deposit made to begin fabrication of brewery equipment.

As of June 30, 2021, the Company had total current liabilities of $5,686,182 compared with $9,588,260 as of December 31, 2020. The decrease in current liabilities was primarily attributed to a decrease in derivative liabilities, and related party liabilities.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of June 30, 2021, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2020 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 31, 2021, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 16, 2021

/s/ Jef Lewis
By: Jef Lewis
Its: President, Chief Executive Officer