Form 10-Q
period 2021-09-30
BrewBilt Brewing Co
filed 2021-11-15
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 148,143,687 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,”,“BRBL,” “our,” “us,” the “Company,” refers to BrewBilt Brewing Company

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BREWBILT BREWING COMPANY (Formerly known as Simlatus Corporation)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$130,675	$134,855
Accounts receivable	12,616	5,563
Inventory, net	7,966	4,133
Prepaid expenses	36	—
Other current assets	450,000	10,000
Total current assets	601,293	154,551

Property, plant and equipment, net	78,824	—
Financial lease assets - related party	27,934	31,178
Operating right-of-use assets	197,486	—
Security deposit	5,162	5,162

Total assets	$910,699	$190,891

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$467,792	$522,418
Accrued wages	836,858	321,530
Accrued expenses	31,249	29,416
Accrued interest	180,592	148,233
Convertible notes payable in default	24,012	203,167
Convertible notes payable, net of discount	543,183	29,771
Current financing lease liabilities - related party	4,589	3,988
Current operating lease liabilities	35,762	—
Derivative liabilities	1,903,601	7,996,994
Loans payable	87,420	87,420
Related party liabilities	251,135	245,323
Total Current liabilities	4,366,193	9,588,260

Non-current financing lease liabilities - related party	23,345	27,190
Non-current operating lease liabilities	161,724	—

Total liabilities	4,551,262	9,615,450

Series A convertible preferred stock: 100,000 shares authorized, par value $0.0001; 31,278 shares issued and outstanding at September 30, 2021; 41,572 shares issued and outstanding at December 31, 2020 (1)	8,398,143	11,162,005
Series C convertible preferred stock, 0 shares authorized, par value $0.0001; 0 shares issued and outstanding at September 30, 2021; 35,583 shares issued and outstanding at December 31, 2020	—	355,830
Convertible preferred stock payable	—	754,249

Stockholders’ deficit:
Series B preferred stock: 5,000 shares authorized, par value $0.0001; 1,500 shares issued and outstanding at September 30, 2021; 500 shares issued and outstanding at December 31, 2020	—	—
Common stock: 500,000,000 shares authorized, par value $0.0001; 112,868,392 shares issued and outstanding at September 30, 2021; 32,644,913 shares issued and outstanding at December 31, 2020 (1)	11,287	3,264
Additional paid in capital	4,483,894	(6,062,064)
Accumulated deficit	(16,533,887)	(15,637,843)
Total stockholders’ deficit	(12,038,706)	(21,696,643)
Total liabilities and stockholders’ deficit	$910,699	$190,891

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-one hundred and fifty reverse stock split that was made effective on June 11, 2021.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales	$68,471	$72,485	$224,933	$262,571
Cost of materials	4,859	1,734	8,834	5,530
Gross profit	63,612	70,751	216,099	257,041

Operating expenses:
Depreciation	4,039	—	4,602	—
G&A expenses	114,327	78,489	449,780	314,709
Professional fees	15,479	6,556	47,728	70,901
Salaries and wages	248,785	147,142	1,748,620	435,921
Total operating expenses	382,630	232,187	2,250,730	821,531

Loss from operations	(319,018)	(161,436)	(2,034,631)	(564,490)

Other income (expense):
Gain (loss) on conversion of debt	(193,971)	58,726	(341,850)	(45,892)
Loss on conversion of debt of preferred shares	(325,704)	(71,715)	(1,448,385)	(171,347)
Derivative income (expense)	1,483,660	(1,415,510)	3,672,655	(3,390,364)
Interest expense	(358,816)	(115,204)	(743,833)	(1,036,928)
Total other income (expense)	605,169	(1,543,703)	1,138,587	(4,644,531)

Net profit (loss) before income taxes	286,151	(1,705,139)	(896,044)	(5,209,021)
Income tax expense	—	—	—	—
Net profit (loss)	$286,151	$(1,705,139)	$(896,044)	$(5,209,021)

Per share information
Weighted average number of common shares outstanding, basic (1)	70,704,746	9,799,990	65,856,141	5,505,038
Net income (loss) per common share, basic	$0.0040	$(0.17)	$(0.0136)	$(0.95)

Weighted average number of common shares outstanding, diluted (1)	739,114,197	132,753,342	65,856,141	5,505,038
Net income (loss) per common share, diluted	$0.0004	$(0.01)	$(0.0136)	$(0.95)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-one hundred and fifty reverse stock split that was made effective on June 11, 2021.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Convertible Preferred Stock					Preferred Stock				Additional	Accumulated	Total
	Series A (1)		Series C		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2020	41,572	$11,162,005	35,583	$355,830	$754,249	500	$—	32,644,913	$3,264	$(6,062,064)	$(15,637,843)	$(21,696,643)

Conversion of debt to common stock	—	—	—	—	—	—	—	10,944,128	1,094	389,080	—	390,174
Convertible preferred stock converted to common stock	(12,963)	(3,480,499)	(35,583)	(355,830)	—	—	—	20,784,050	2,080	4,956,931	—	4,959,011
Convertible preferred stock payable converted to preferred stock	2,809	754,249	—	—	(754,249)	—	—	—	—	—	—	—
Preferred stock issued for services	559	149,992	—	—	—	1,000	—	—	—	881,198	—	881,198
Common stock issued for services	—	—	—	—	—	—	—	233,333	23	87,477	—	87,500
Imputed interest	—	—	—	—	—	—	—	—	—	8,000	—	8,000
Derivative settlements	—	—	—	—	—	—	—	—	—	2,494,842	—	2,494,842
Warrant discounts	—	—	—	—	—	—	—	—	—	164,369	—	164,369
Net loss	—	—	—	—	—	—	—	—	—	—	(1,320,157)	(1,320,157)
Balances for March 31, 2021	31,977	$8,585,747	—	$—	$—	1,500	$—	64,606,424	$6,461	$2,919,833	$(16,958,000)	$(14,031,706)

Conversion of debt to common stock	—	—	—	—	—	—	—	350,000	35	10,465	—	10,500
Imputed interest	—	—	—	—	—	—	—	—	—	7,803	—	7,803
Derivative settlements	—	—	—	—	—	—	—	—	—	29,955	—	29,955
Rounding due to reverse stock split	(2)	(459)	—	—	—	—	—	37	—	459	—	459
Net profit	—	—	—	—	—	—	—	—	—	—	137,962	137,962
Balances for June 30, 2021	31,975	$8,585,288	—	$—	$—	1,500	$—	64,956,461	$6,496	$2,968,515	$(16,820,038)	$(13,845,027)

Conversion of debt to common stock	—	—	—	—	—	—	—	30,393,222	3,039	530,669	—	533,708
Convertible preferred stock converted to common stock	(697)	(187,145)	—	—	—	—	—	12,194,542	1,220	511,629	—	512,849
Cashless warrant exercise	—	—	—	—	—	—	—	5,314,272	531	(531)	—	—
Imputed interest	—	—	—	—	—	—	—	—	—	8,881	—	8,881
Derivative settlements	—	—	—	—	—	—	—	—	—	362,768	—	362,768
Warrant discounts	—	—	—	—	—	—	—	—	—	101,964	—	101,964
Rounding due to reverse stock split	—	—	—	—	—	—	—	9,895	1	(1)	—	—
Net profit	—	—	—	—	—	—	—	—	—	—	286,151	286,151
Balances for September 30, 2021	31,278	$8,398,143	—	$—	$—	1,500	$—	112,868,392	$11,287	$4,483,894	$(16,533,887)	$(12,038,706)

	Convertible Preferred Stock					Preferred Stock				Additional	Accumulated	Total
	Series A		Series C		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2019	39,902	$10,713,687	35,583	$355,830	$—	500	$—	30,162	$3	$(12,857,402)	$(4,179,521)	$(17,036,920)

Imputed interest	—	—	—	—	—	—	—	—	—	3,376	—	3,376
Common shares issued due to reverse stock split rounding	—	—	—	—	—	—	—	23	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(52,412,485)	(52,412,485)
Balances for March 31, 2020	39,902	$10,713,687	35,583	$355,830	$—	500	$—	30,185	$3	$(12,854,026)	$(56,592,006)	$(69,446,029)

Conversion of debt to common stock	—	—	—	—	—	—	—	5,558,591	556	769,193	—	769,749
Convertible preferred stock converted to common stock	(815)	(218,827)	—	—	—	—	—	1,326,859	133	318,327	—	318,460
Imputed interest	—	—	—	—	—	—	—	—	—	3,497	—	3,497
Derivative settlements	—	—	—	—	—	—	—	—	—	2,631,259	—	2,631,259
Net profit	—	—	—	—	—	—	—	—	—	—	48,908,603	48,908,603
Balances for June 30, 2020	39,087	$10,494,860	35,583	$355,830	$—	500	$—	6,915,635	$692	$(9,131,750)	$(7,683,403)	$(16,814,461)

Conversion of debt to common stock	—	—	—	—	—	—	—	7,071,372	707	179,927	—	180,634
Convertible preferred stock converted to common stock	(662)	(177,749)	—	—	—	—	—	4,325,628	432	248,968	—	249,400
Imputed interest	—	—	—	—	—	—	—	—	—	3,353	—	3,353
Derivative settlements	—	—	—	—	—	—	—	—	—	406,636	—	406,636
Net loss	—	—	—	—	—	—	—	—	—	—	(1,705,139)	(1,705,139)
Balances for September 30, 2020	38,425	$10,317,111	35,583	$355,830	$—	500	$—	18,312,635	$1,831	$(8,292,803)	$(9,388,542)	$(17,679,514)

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-one hundred and fifty reverse stock split that was made effective on June 11, 2021.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(896,044)	$(5,209,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	608,512	642,775
Depreciation	4,602	—
Stock based compensation	1,118,690	—
Imputed interest	24,684	10,226
Loss on conversion of debt	341,850	45,892
Loss on conversion of preferred shares to common stock	1,448,385	171,347
Change in fair value of derivative liability	(3,672,655)	3,390,364
Penalties on notes payable	23,022	197,939
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(7,053)	(83)
Inventory	(3,833)	(1,918)
Other current assets	10,000	—
Prepaid expenses	(36)	7,268
Accrued interest	87,615	185,988
Accounts payable	(54,626)	119,279
Accrued expenses	517,161	241,292
Advances from related parties	5,812	(3,054)
Deferred revenue	—	(629)
Net cash (used in) provided by operating activities	(443,914)	(202,335)

Cash flows from investing activities:
Property, plant and equipment, additions	(83,426)	—
Deposit on equipment - related party	(450,000)	—
Net cash (used in) provided by investing activities	(533,426)	—

Cash flows from financing activities:
Proceeds from convertible debt	973,160	132,500
Proceeds from loans payable	—	72,920
Payments on promissory notes	—	(2,000)
Net cash (used in) provided for financing activities	973,160	203,420

Net increase (decrease) in cash	(4,180)	1,085

Cash, beginning of period	134,855	25,495
Cash, end of period	$130,675	$26,580

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Stock issued for debt conversion	$592,532	$904,493
Discount from derivative	$733,160	$342,791
Preferred stock converted to common stock	$4,023,474	$396,576
Derivative settlements	$2,887,565	$3,037,895
Warrant discounts	$266,333	$—
Lease adoption recognition	$203,216	$—
Debt exchanged for payment of accounts payable	$—	$15,600
Preferred stock payable converted to preferred stock	$754,249	$—

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

Reincorporation Merger Transaction

On March 24, 2021 Simlatus filed a PRE14C disclosing the merger between BrewBilt Brewing and Simlatus. Our Board of Directors and the holders of a majority of the voting power of our stockholders approved an Agreement and Plan of Merger pursuant to which the Company merged with and into BrewBilt Brewing Company, a Florida corporation and wholly-owned subsidiary of the Company, which resulted in the Company’s reincorporation from the State of Nevada to the State of Florida and change in the Company’s name to BrewBilt Brewing Company (the “Reincorporation Merger”). On March 16, 2021, the date we received the consent of the holders of a majority of the voting power of our stockholders, there were 61,373,100 shares of common stock outstanding, 33,020 shares of our Series A Preferred Stock outstanding, 1,500 shares of our Series B Preferred Stock outstanding, and 35,583 shares of our Series C Preferred Stock outstanding The Series A Preferred Stock and Series C Preferred Stock are non-voting. Each share of Series B Preferred Stock has the right to cast a number of votes equal to four times the votes of all of the shares of our outstanding common stock with respect to any and all matters presented to the holders of common stock for their action.

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

Revenue Recognition and Related Allowances

During the nine months ended September 30, 2021, the Company’s main revenue stream is from selling DirecTV services to corporate and residential customers. 54% of the Company’s revenue is from commissions, 16% is from corporate service subscribers, 11% is from residential service subscribers, and 11% was from installations and equipment. In addition, the Company’s sales for audio/video systems represented 8% of revenues.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2021 and December 31, 2020 is $0.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on June 11, 2021. Diluted net income per share is calculated by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. A total number of 668,409,451 shares for employee options, warrants, and convertible notes were used in the calculation of the income per share for the three months ended September 30, 2021.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 for each fair value hierarchy level:

September 30, 2021	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,903,601	$1,903,601

December 31, 2020	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$7,996,994	$7,996,994

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of September 30, 2021 and December 31, 2020, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2021, the Company has a shareholders’ deficit of $16,533,887 since its inception, working capital deficit of $3,764,900, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

3. OTHER ASSETS

During the nine months ended September 30, 2021, the Company paid a deposit of $450,000 to begin fabrication of a brewery system. The Company anticipates the system will be complete within nine to twelve months.

4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost or fair value as of the date of acquisition. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	5 years

Computer software and equipment	2 to 5 years, or the term of a software license, whichever is shorter

Office equipment and furniture	3 to 7 years

Machinery and equipment	3 to 20 years

Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset

Property, plant, and equipment consisted of the following at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Leasehold Improvements	$45,727	$—
Machinery and Equipment	37,699	—
	83,426	—
Less accumulated depreciation	(4,602)	—
	$78,824	$—

5. ACCRUED EXPENSES

As of September 30, 2021 and December 31, 2020, accrued expenses were comprised of the following:

	September 30,	December 31,
	2021	2020
Accrued expenses
Credit cards	$9,630	$407
Customer deposits	18,307	18,307
Employee liabilities	—	7,612
Sales tax payable	312	90
Short-term loans	3,000	3,000
Total accrued expenses	$31,249	$29,416

Accrued interest
Interest on notes payable	$42,633	$44,855
Interest on short-term loans	1,031	5,826
Interest on accrued wages	136,928	97,552
Total accrued interest	$180,592	$148,233

Accrued wages	$836,858	$321,530

6. CONVERTIBLE NOTES PAYABLE

As of September 30, 2021 and December 31, 2020, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	September 30,	December 31,
	Note Date	Date	Rate	Rate	2021	2020
BHP Capital NY #6	5/30/2019	2/29/2020	18%	Variable	—	27,500
BHP Capital NY #7	7/22/2019	7/22/2020	8%	Variable	—	37,950
BHP Capital NY #9	12/20/2019	12/20/2020	12%	Variable	—	11,075
Emunah Funding #4*	10/20/2018	7/20/2019	24%	Variable	2,990	2,990
Emunah Funding #8	1/31/2019	1/31/2020	24%	Variable	—	33,652
FirstFire Global	3/8/2021	3/8/2022	12%	0.09	300,000	—
Fourth Man #9	8/3/2020	8/3/2021	8%	Variable	—	27,500
Fourth Man #10	12/15/2020	12/15/2021	8%	Variable	—	33,000
Fourth Man #11	3/5/2021	3/5/2022	12%	0.09	115,000	—
Fourth Man #12	9/27/2021	9/27/2022	12%	0.015	111,000	—
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Jefferson St Capital #6	6/21/2019	3/21/2020	18%	Variable	—	27,500
Jefferson St Capital #7	8/20/2019	5/20/2020	18%	Variable	—	38,500
Jefferson St Capital #8*	12/20/2019	12/20/2020	12%	Variable	16,022	19,000
Labrys Fund #2	7/28/2021	7/28/2022	12%	0.03	140,000	—
Optempus Invest #4	11/2/2020	11/2/2021	10%	Variable	20,000	20,000
Optempus Invest #5	11/5/2020	11/5/2021	10%	Variable	20,000	20,000
Optempus Invest #6	12/31/2020	12/31/2021	6%	Variable	20,000	20,000
Power Up Lending #5	6/15/2020	6/15/2021	10%	Variable	—	13,100
Power Up Lending #6	6/24/2020	6/24/2021	10%	Variable	—	33,000
Power Up Lending #7	7/9/2021	7/9/2022	10%	Variable	78,750	—
Power Up Lending #8	8/2/2021	8/2/2022	10%	Variable	53,750	—
Power Up Lending #9	8/24/2021	8/24/2022	10%	Variable	78,750	—
Power Up Lending #10	9/8/2021	9/8/2022	10%	Variable	43,750	—
					1,005,012	369,767
Less debt discount					(437,817)	(136,829)
Notes payable, net of discount					$567,195	$232,938

*	As of September 30, 2021, the balance of notes payable that are in default is $24,012.

BHP Capital NY, Inc.

On May 30, 2019, the Company issued a convertible note to BHP Capital NY for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2,833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2021, the Company issued 953,144 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $6,063, and conversion fees of $750. As of September 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2021, the Company issued 2,362,756 common shares upon the conversion of principal in the amount of $37,950, accrued interest of $5,344, and conversion fees of $2,400. As of September 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $19,000 of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 1,309,076 common shares upon the conversion of principal in the amount of $7,925, interest of $2,375 and conversion fees of $500. During the nine months ended September 30, 2021, the Company issued 704,648 common shares upon the conversion of principal in the amount of $11,075, accrued interest of $52, and conversion fees of $500. As of September 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended December 31, 2020, the note has converted $13,450 of principal and $4,918 of interest into 48 shares of common stock. As of September 30, 2021, the note has a principal balance of $2,990 and accrued interest of $1,616. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 31, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $33,000, which includes $5,000 to settle outstanding accounts payable, $4,500 in transaction fees and cash consideration of $23,500. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on January 31, 2020, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered late filing penalties of $50,652. During the year ended December 31, 2020, the Company made cash payments of $50,000. During the nine months ended September 30, 2021, the Company issued 2,003,195 common shares upon the conversion of principal in the amount of $33,652, and accrued interest of $11,819. As of September 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

FirstFire Global Opportunity Fund LLC

On March 8, 2021, the Company received funding pursuant to a convertible note issued to FirstFire Global Opportunities Fund LLC for $300,000 of which $242,900 was received in cash and $57,100 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 8, 2022, and is convertible into common shares at a fixed rate of $0.09. The Company recorded a debt discount from the derivative equal to $300,000 due to this conversion feature, and $169,315 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2021 of $130,685. As of September 30, 2021, the note has a principal balance of $300,000 and accrued interest of $20,318.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On August 3, 2020, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $27,500 of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 3, 2021, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2021, the Company issued 1,615,983 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $1,088, and conversion fees of $500. As of September 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 15, 2020, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $33,000 of which $27,600 was received in cash and $5,400 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on December 15, 2021, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2021, the Company issued 1,900,885 common shares upon the conversion of principal in the amount of $33,000, accrued interest of $1,624 and conversion fees of $1,000. As of September 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 5, 2021, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $140,000 of which $113,420 was received in cash and $26,580 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 5, 2022 and is convertible into common shares at a fixed rate of $0.09. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, and $80,165 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2021 of $59,835. During the nine months ended September 30, 2021, the Company issued 4,994,547 common shares upon the conversion of principal in the amount of $25,000, accrued interest of $271 and conversion fees of $1,750. As of September 30, 2021, the note has a principal balance of $115,000 and accrued interest of $9,283.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 27, 2021, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $111,000 of which $91,000 was received in cash and $20,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on September 27, 2022 and is convertible into common shares at a fixed rate of $0.015. The Company recorded a debt discount from the derivative equal to $111,000 due to this conversion feature, and $912 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2021 of $110,088. As of September 30, 2021, the note has a principal balance of $111,000 and accrued interest of $109.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 71 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of September 30, 2021, the note has a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 21, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes transaction fee interest of $4,000, and cash consideration of $23,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on March 21, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2021, the Company issued 846,995 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $3,352, and conversion fees of $1,500. As of September 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $38,500, of which $32,000 was received in cash and $6,500 was recorded as transaction fees. The note bears interest at 10% (increases to 18% per annum upon an event of default), matures on May 20, 2020, and is convertible into the lower of 1) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of the note, and 2) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $38,500 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2021, the Company issued 6,132,125 common shares upon the conversion of principal in the amount of $38,500, accrued interest of $5,997, and conversion fees of $2,250. As of September 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $19,000, of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $23,002, which increased the principal balance to $42,022. During the nine months ended September 30, 2021, the Company issued 4,681,821 common shares upon the conversion of principal in the amount of $26,000, accrued interest of $4,022, and conversion fees of $1,000. As of September 30, 2021, the note has a principal balance of $16,022 and accrued interest of $19. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Labrys Fund, LP

On February 8, 2021, the Company received funding pursuant to a convertible note issued to Labrys Fund, LP for $140,000 of which $112,920 was received in cash and $27,080 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on February 8, 2022, and is convertible into common shares at a fixed rate of $0.09. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2021, the Company issued 6,762,140 common shares upon the conversion of principal in the amount of $140,000, accrued interest of $8,648, and conversion fees of $3,500. As of September 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 28, 2021, the Company received funding pursuant to a convertible note issued to Labrys Fund, LP for $140,000 of which $112,920 was received in cash and $27,080 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on July 28, 2022, and is convertible into common shares at a fixed rate of $0.03. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, and $24,548 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2021 of $115,452. As of September 30, 2021, the note has a principal balance of $140,000 and accrued interest of $2,946.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Optempus Investments, LLC

On November 2, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 2, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $18,192 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2021 of $1,808. As of September 30, 2021, the note has a principal balance of $20,000 and accrued interest of $1,819.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 5, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 5, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $18,028 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2021 of $1,972. As of September 30, 2021, the note has a principal balance of $20,000 and accrued interest of $1,803.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 31, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000. The Company received a cash payment of $10,000 on January 8, 2021, and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on December 31, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $14,958 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2021 of $5,042 On June 24, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $33,000, of which $30,000 was received in cash, and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 24, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2021, the Company issued 1,394,444 common shares upon the conversion of principal in the amount of $33,000 and accrued interest of $1,650. As of September 30, 2021, the note has been fully satisfied.

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

Power Up Lending Group Ltd.

On May 18, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $16,000, of which $15,600 was paid to settle accounts payable, and $400 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 18, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $16,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 1,855,556 common shares upon the conversion of principal in the amount of $16,000 and accrued interest of $700. As of September 30, 2021, the note has an accrued interest balance of $100.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 15, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,000, of which $40,000 was received in cash, and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 15, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $43,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 3,322,222 common shares upon the conversion of principal in the amount of $29,900. During the nine months ended September 30, 2021, the Company issued 1,062,963 common shares upon the conversion of principal in the amount of $13,100 and accrued interest of $2,150. As of September 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 24, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $33,000, of which $30,000 was received in cash, and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 24, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2021, the Company issued 1,394,444 common shares upon the conversion of principal in the amount of $33,000 and accrued interest of $1,650. As of September 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 9, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $78,750, of which $75,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on July 9, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of September 30, 2021, $853 of the transaction fees have been amortized to the statement of operations and the note has a principal balance of $78,750 and accrued interest of $1,791.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 2, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $53,750, of which $50,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on August 2, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of September 30, 2021, $606 of the transaction fees have been amortized to the statement of operations and the note has a principal balance of $53,750 and accrued interest of $869.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 24, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $78,750, of which $75,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on August 24, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of September 30, 2021, $380 of the transaction fees have been amortized to the statement of operations and the note has a principal balance of $78,750 and accrued interest of $798.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 8, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,750, of which $40,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on September 8, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of September 30, 2021, $226 of the transaction fees have been amortized to the statement of operations and the note has a principal balance of $43,750 and accrued interest of $264.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Redstart Holdings Corp.

On January 25, 2021, the Company received funding pursuant to a convertible note issued to Redstart Holdings Corp. for $63,500 of which $60,000 was received in cash and $3,500 was recorded as transaction fees. The note bears interest of 10% (increases to 22% per annum upon an event of default), matures on January 25, 2022, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $64,500 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2021, the Company issued 6,271,704 common shares upon the conversion of principal in the amount of $63,500 and accrued interest of $3,175. As of September 30, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Convertible Note Conversions

During the nine months ended September 30, 2021, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Fee	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Conversion	Price	Issued	Issued to
1/5/2021	$13,000	$—	$—	$13,000	$0.01350	962,962	Power Up
1/7/2021	10,000	—	750	10,750	0.01500	716,667	Jefferson St
1/11/2021	100	2,150	—	2,250	0.02250	100,000	Power Up
1/11/2021	15,000	—	—	15,000	0.02250	666,667	Power Up
1/12/2021	11,075	52	500	11,627	0.01650	704,648	BHP
1/14/2021	18,000	1,650	—	19,650	0.02700	727,778	Power Up
1/15/2021	—	6,300	—	6,300	0.01500	420,000	Emunah
1/20/2021	30,000	5,000	1,200	36,200	0.01800	2,011,111	BHP
1/22/2021	—	3,300	—	3,300	0.01500	220,000	Emunah
1/26/2021	27,500	1,088	500	29,088	0.01800	1,615,983	Fourth Man
2/8/2021	5,400	2,105	—	7,505	0.02250	333,571	Emunah
2/8/2021	7,950	344	1,200	9,494	0.02700	351,645	BHP
2/9/2021	7,550	19	—	7,569	0.02250	336,381	Emunah
2/11/2021	27,500	6,063	750	34,313	0.03600	953,144	BHP
2/16/2021	20,702	95	—	20,797	0.03000	693,242	Emunah
3/8/2021	17,500	3,352	750	21,602	0.16575	130,329	Jefferson St
6/23/2021	10,000	—	500	10,500	0.03000	350,000	Fourth Man
7/21/2021	10,000	—	750	10,750	0.01950	551,282	Jefferson St
8/5/2021	23,000	1,624	500	25,124	0.01620	1,550,885	Fourth Man
8/9/2021	48,351	8,377	1,750	58,478	0.02250	2,599,000	Labrys
8/9/2021	15,000	—	—	15,000	0.01730	867,052	Redstart
8/11/2021	20,000	—	—	20,000	0.01440	1,388,889	Redstart
8/17/2021	20,000	—	—	20,000	0.00870	2,298,851	Redstart
8/18/2021	91,649	271	1,750	93,671	0.02250	4,163,140	Labrys
8/23/2021	8,500	3,175	—	11,675	0.00680	1,716,912	Redstart
8/23/2021	10,000	—	750	10,750	0.00657	1,637,471	Jefferson St
8/25/2021	18,500	5,997	750	25,247	0.00640	3,943,372	Jefferson St
9/15/2021	15,000	—	500	15,500	0.00542	2,861,098	Jefferson St
9/22/2021	25,000	271	1,750	27,021	0.00541	4,994,547	Fourth Man
9/28/2021	11,000	4,022	500	15,522	0.00853	1,820,723	Jefferson St
Total conversions	537,277	55,255	15,150	607,682	—	41,687,350
Loss on conversion	—	—	—	326,700	—	—
	$537,277	$55,255	$15,150	$934,382	—	41,687,350

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

On March 1, 2021, BrewBilt Brewing entered into a commercial lease with Lave Systems for approximately 4,000 square feet of space, located in the Wolf Creek Industrial Building at 110 Spring Hill Dr, Grass Valley, CA 95945. The lease has a term of two years, from March 1, 2021 through February 28, 2023, with a monthly rent of $4,000. Lease payments shall increase on March 1, 2022 based upon the CPI published in the Wall Street Journal. On March 1, 2021, the Company recorded of ROU assets of $89,567 and lease liabilities of $89,567 in recognition of this lease.

On July 18, 2021, BrewBilt Brewing terminated its commercial lease with Lave Systems and entered into a new lease agreement with the Jon and Andrea Straatemeir Trust. On August 1, 2021, the company entered into a commercial lease for approximately 6,547 square feet of space, located in the Wolf Creek Industrial Building at 110 Spring Hill Dr, Grass Valley, CA 95945. The lease has a term of five years, from August 1, 2021 through July 31, 2026, with a monthly rent of $4,000.

ROU assets and lease liabilities related to our operating leases are as follows:

September 30, 2021
Right-of-use assets	$197,486
Current operating lease liabilities	35,762
Non-current operating lease liabilities	161,724

Years Ending
December 31,	Operating Leases
2021	$12,000
2022	48,000
2023	48,000
2024	48,000
2025	48,000
2026	28,000
Total	232,000
Less imputed Interest	34,514
Total liability	$197,486

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

The Company evaluated the leases in accordance with ASC 842 and determined that its leases meet the definition of a finance lease.

Financing lease assets and liabilities related to our financing leases are as follows:

September 30, 2021
Right-of-use assets	$27,934
Current financing lease liabilities	4,589
Non-current financing lease liabilities	23,345

The following is a schedule, by years, of future minimum lease payments required under the finance leases:

Years Ending
December 31,	Finance Leases
2021	$1,583
2022	6,334
2023	6,334
2024	6,334
2025	6,334
Thereafter	6,334
Total	33,253
Less imputed Interest	5,319
Total liability	$27,934

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Leases	6 years	7%

8. LOANS PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. During the period ended September 30, 2021 and December 31, 2020, the Company recorded payments of $0 and $2,000, respectively.

As of September 30, 2021 and December 31, 2020, the principal balance owed to Direct Capital Group was $14,500 and $16,500, respectively.

On May 3, 2020, the Company, was granted a loan (the “Loan”) from Bank of America. in the amount of $72,920, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated May 3, 2020 issued by the Borrower, matures on May 3, 2022, and bears interest at a rate of 1% per annum, payable monthly commencing on November 3, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. As of September 30, 2021, the Company has accrued interest of $1,031 on the PPP loan.

9. DERIVATIVE LIABILITIES

During the nine months ended September 30, 2021 the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at September 30, 2021 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the nine months ended September 30, 2021:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$3,933,475	$27,343	$4,036,176	$7,996,994
Initial recognition of derivative liability	3,800,484	2,554,216	—	6,354,700
Derivative settlements	(2,767,657)	(119,908)	—	(2,887,565)
Loss (gain) on derivative liability valuation	(4,736,303)	(2,198,579)	(2,625,646)	(9,560,528)
Balance, end of period	$229,999	$263,072	$1,410,530	$1,903,601

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2021:

Valuation date
Expected dividends	0%
Expected volatility	152.60%-259.46%
Expected term	.09 - .99 years
Risk free interest	.04%-.08%

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

On July 28, 2021, the Company executed a Common Stock Purchase Warrant for 6,222,222 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0225 per share and expire on July 28, 2024.

On September 27, 2021, the Company executed a Common Stock Purchase Warrant for 9,876,522 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.01125 per share and expire on September 27, 2024.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	523.10%-567.18%
Expected term	2.26 – 3.02 years
Risk free interest	0.28%-.53%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	258.65%
Expected term	1 year
Risk free interest	0.09%

10. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the nine months ended September 30, 2021 the Company made payments of $52,627 to amounts due to related parties, and $58,440 was advanced to the Company by related parties. As of September 30, 2021 and December 31, 2020, the Company owed related parties $251,135 and $245,323, respectively. During the nine months ended September 30, 2021, the Company recorded imputed interest of $24,684 to the statement of operations with a corresponding increase to additional paid in capital.

On December 22, 2020, the President, Richard Hylen, and the Company entered into two vehicle leases in the amount of $19,314 and $18,689, respectively. The leases have a term of 6 years, from February 5, 2021 January 5, 2027, with monthly payments of $268 and $260, respectively.

During the nine months ended September 30, 2021, the Company paid a deposit of $450,000 to BrewBilt Manufacturing, Inc. to begin fabrication of a brewery system. The Company anticipates the system will be complete within nine to twelve months.

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

During the nine months ended September 30, 2021, 13,660 shares of Convertible Series A Preferred stock were converted to 32,978,592 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,604,221, which was recorded to the statement of operations.

During the nine months ended September 30, 2021, the Company issued 93 shares each of Convertible Series A Preferred stock to Richard Hylen, Jef Lewis, and Bennett Buchanan and 279 shares of Convertible Series A Preferred stock to Sam Berry, pursuant to employee, consulting, and director agreements (Note 15). These shares were issued at a value at $149,992 and resulted in a gain of conversion of $6, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $268.50 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $8,398,143, which represents 31,278 Series A Convertible Preferred Stock at $268.50 per share, issued and outstanding as of September 30, 2021, outside of permanent equity and liabilities.

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

During the nine months ended September 30, 2021, 35,583 shares of Convertible Series C Preferred stock valued at $355,830 were converted to 666,667 common shares in accordance with the conversion terms. The issuances resulted in a gain on conversion of $155,830, which was recorded to the statement of operations.

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

On June 11, 2021, in connection with the Merger Agreement, the Company eliminated Series C Convertible Preferred stock class.

As of September 30, 2021, 100,000 Series A Convertible Preferred shares and 0 Series C Convertible Preferred shares were authorized, of which 31,278 Series A Convertible Preferred shares were issued and outstanding and 0 Series C Convertible Preferred shares were issued and outstanding.

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

As of September 30, 2021, 5,000 Series B Preferred shares were authorized, of which 1,500 shares were issued and outstanding.

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

On August 3, 2021, the Company’ Board of Directors and the Majority Stockholders owning a majority of the Company’s voting securities, approved a resolution authorizing the Company to amend the Articles of Incorporation to increase the number of authorized Common Shares from 200,000,000 to 500,000,000 shares at par value $0.00001 per share.

During the nine months ended September 30, 2021, warrant holders exercised the warrants and the Company issued 5,314,272 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the nine months ended September 30, 2021, 13,660 shares of Convertible Series A Preferred stock were converted to 32,978,592 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,604,221, which was recorded to the statement of operations.

During the nine months ended September 30, 2021, the holders of convertible notes converted a total of $592,532 of principal and interest, and $15,150 in note fees, into 41,687,350 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $341,850 and settled $2,887,565 worth of derivative liabilities which was recorded to additional paid in capital.

As of September 30, 2021, 500,000,000 common shares, par value $0.0001, were authorized, of which 112,868,392 shares were issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at September 30, 2021:

September 30, 2021
Net tax loss carry-forwards	$1,858,080
Statutory rate	21%
Expected tax recovery	390,197
Change in valuation allowance	(390,197)
Income tax provision	$—

Components of deferred tax asset:
Non capital tax loss carry-forwards	$390,197
Less: valuation allowance	(390,197)
Net deferred tax asset	$—

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

16. SUBSEQUENT EVENTS

Licensing Agreement

On November 1, 2021, the Company entered into an IP Purchase and License Agreement to provide for the marketing of products and services into the European Community based on the inventions of the IP/License Rights to develop and commercialize for the sole benefit BrewBilt Brewing.

Convertible Notes and Agreements

On October 8, 2021, the Company entered in a Convertible Promissory Note with Power Up Lending Group, Inc, in the amount of $43,750. The note is unsecured, bears interest at 10% per annum, and matures on October 8, 2022.

Subsequent Issuances

On October 11, 2021, the holder of a convertible note converted a total of $32,500 of principal and fees into 4,200,000 shares of our common stock.

On October 20, 2021, the holder of a convertible note converted a total of $39,750 of principal and fees into 5,300,000 shares of our common stock.

On October 20, 2021, the holder of a convertible note converted a total of $30,750 of principal and fees into 5,683,918 shares of our common stock.

On October 20, 2021, 150 shares of Convertible Preferred Series A stock was converted in to 5,034,375 shares of common stock.

On November 2, 2021, the holder of a convertible note converted a total of $16,522 of principal and fees into 3,784,252 shares of our common stock.

On November 2, 2021, 86 shares of Convertible Preferred Series A stock was converted in to 5,772,750 shares of common stock.

On November 4, 2021, the holder of a convertible note converted a total of $41,250 of principal and fees into 5,500,000 shares of our common stock.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

Revenues:

The Company’s revenues were $68,471 for the three months ended September 30, 2021 compared to $72,485 for the three months ended September 30, 2020. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. For the three months ended September 30, 2021, the Company had one major customer who represented approximately 49% of total revenue. The decrease in revenue is due to a decrease in customer sales and a reduction in sales efforts due to COVID-19. In addition, Richard Hylen has been focused on expansion, and local customer base retention has declined. Satel has strong relationships with commercial and residential building owners and management, and as a public company with the adequate funding, Satel can expand its services and anticipates increasing revenues over the next 24 months. Satel recognizes the customer needs, and the importance of competitive pricing and services. The company believes that it can invest its capital into faster internet, bundling of various internet based services, and expanding its customer base into the entire Bay Area.

Cost of Sales:

The Company’s cost of sales was $4,859 for the three months ended September 30, 2021, compared to $1,734 for the three months ended September 30, 2020. This is due to a higher number of audio/video equipment sales that were sold in the quarter ending September 30, 2021 compared to the three months ending September 30, 2020.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended September 30, 2021, and September 30, 2020, were $382,630 and $232,187, respectively. The increase was primarily attributable to an increase in wages and general and administrative expenses.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2021 and September 30, 2020 was $605,169 and $(1,543,703), respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The decrease in other expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Profit (Loss):

Net profit (loss) for the three months ended September 30, 2021 was $286,151 compared to $(1,705,139) for the three months ended September 30, 2020. The variance in net profit (loss) can be explained by the changes in the fair value of derivative liabilities.

Nine months Ended September 30, 2021 Compared with the Nine months Ended September 30, 2020

Revenues:

The Company’s revenues were $224,933 for the nine months ended September 30, 2021 compared to $262,571 for the nine months ended September 30, 2020. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. For the nine months ended September 30, 2021, the Company had one major customer who represented approximately 49% of total revenue. The decrease in revenue is due to a decrease in customer sales and a reduction in sales efforts due to COVID-19.

Cost of Sales:

The Company’s cost of sales was $8,834 for the nine months ended September 30, 2021, compared to $5,530 for the nine months ended September 30, 2020. This is due to a higher number of audio/video equipment sales that were sold during the period ending September 30, 2021 compared to September 30, 2020.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the nine months ended September 30, 2021, and September 30, 2020, were $2,250,730 and $821,531, respectively. The increase was primarily attributable to an increase in share based compensation and general and administrative expenses.

Other Income (Expense):

Other income (expense) for the nine months ended September 30, 2021 and September 30, 2020 was $1,138,587 and $(4,644,531), respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other income primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Loss:

Net loss for the nine months ended September 30, 2021 was $896,044 compared to $5,209,021 for the nine months ended September 30, 2020. The decrease in net loss can be explained by the changes in the loss in the fair value of derivative liabilities.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	September 30,	December 31,
	2021	2020
Current Assets	$601,293	$154,551
Current Liabilities	4,366,193	9,588,260
Working Capital (Deficit)	$(3,764,900)	$(9,433,709)

The overall working capital (deficit) decreased from $(9,433,709) at December 31, 2020 to $(3,764,900) at September 30, 2021 due to the change in value of derivative liabilities, an increase in fixed assets and deposits paid for brewery equipment.

	September 30,	September 30,
	2021	2020
Cash Flows (used in) provided by Operating Activities	$(443,914)	$(202,335)
Cash Flows (used in) provided by Investing Activities	(533,426)	—
Cash Flows (used for) provided by Financing Activities	973,160	203,420
Net Increase (decrease) in Cash During Period	$(4,180)	$1,085

During the nine months ended September 30, 2021 cash (used in) provided by operating activities was $(443,914) compared to $(202,335) for the nine months ended September 30, 2020. The increase in the cash used in operating activities is primarily attributed to the change in fair value of derivative liabilities, stock based compensation and loss on conversion.

During the nine months ended September 30, 2021 cash (used in) provided by investing activities was $(533,426) compared to $0 for the nine months ended September 30, 2020. This increase in cash used in investing activities is due to a deposit paid to begin fabrication of a brewery system and fixed asset additions.

During the nine months ended September 30, 2021, cash (used for) provided by financing activities was $973,160 compared to $203,420, for the nine months ended September 30, 2020. The increase in cash used by financing activity primarily resulted from an increase in proceeds from notes payable during the nine months ended September 30, 2021.

As of September 30, 2021, the Company had a cash balance and current asset total of $130,675 and $601,293 respectively, compared with $134,855 and $154,551 of cash and current assets, respectively, as of December 31, 2020. The increase in assets was due to an increase in accounts receivable and a deposit made to begin fabrication of brewery equipment.

As of September 30, 2021, the Company had total current liabilities of $4,366,193 compared with $9,588,260 as of December 31, 2020. The decrease in current liabilities was primarily attributed to a decrease in derivative liabilities and accounts payable.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of September 30, 2021, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2020 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 31, 2021, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 15, 2021

/s/ Jef Lewis
By: Jef Lewis
Its: President, Chief Executive Officer