Form 10-K
period 2021-12-31
BrewBilt Brewing Co
filed 2022-04-04
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53276

`

Florida		86-3424797
(State or other jurisdiction of Incorporation)		(IRS Employer Identification Number)
110 Spring Hill Dr #17 Grass Valley, CA 95945 (Address of principal executive offices)

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

Yes ☐ No ☒

On June 30, 2021, the last business day of the registrants most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $7,190,604, based upon the closing price on that date of the Common Stock of the registrant of $0.1107 For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of March 28, 2022 there were 602,460,311 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

Please note that throughout this Annual Report, and unless otherwise noted, the words “we,”,“BRBL,” “our,” “us,” the “Company,” refers to BrewBilt Brewing Company.

PART I

ITEM 1. BUSINESS

General Overview

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

Satel Group is the premier provider of DirecTV to high-rise apartments, condominiums and large commercial office buildings in the San Francisco metropolitan area and offers Internet services across the Bay Area.

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

In March of 2021, BrewBilt Brewing began design and permitting for the construction of its brewing facility in Grass Valley, California. This facility was leased by BrewBilt and is being upgraded with substantial tenant improvements to include a 20 BBL brewhouse, 20 and 40 BBL fermentation tanks, cold-storage space, and a state-of-the-art canning line. In July of 2021, BrewBilt took the opportunity to expand again by leasing additional space adjacent to the original lease.

Competition and Marketing

As a craft brewery with plans to distribute statewide (and beyond) BrewBilt Brewing faces competition from the hundreds of existing craft breweries in California and thousands nationwide.

Despite uncertainty in the market, there’s an all-time high of 8,764 craft breweries, suggesting that the craft brewing industry is poised to rebound from last year’s devastating global pandemic that saw beer volume, retail dollars and jobs drop precipitously.

“2020 was obviously a challenging year for many small brewers, but also one that proved their resilient and entrepreneurial nature,” said Bart Watson, chief economist of the Brewers Association (BA), in a statement. “In a year where U.S. draught sales were down more than 40%, small brewers found new ways to connect with their customers and keep their businesses running.”

Brian Sudano, managing partner at Beverage Marketing Corporation (BMC), New York, concurs that the craft beer industry was disproportionately impacted by the pandemic because of the near shutdown of its entire on-premise business including taprooms.

“As the market has slowly opened up, craft beer has returned to growth but has not recovered totally to where it would be if the pandemic did not take place. However, it is slowly returning to pre-pandemic growth levels,” Sudano says. “In 2020, craft beer declined approximately 6%, total beer was flat and FMBs including hard seltzer grew 67%. For 2021, craft accelerated to high single digit growth, FMBs including hard seltzer in mid-teens, and total beer to decline low single digits.”

For the 52 weeks ending Sept. 5, beer sales in multi-outlets were $43.8 billion, a 3% year-over-year (YoY) increase, according to data from Information Resources Inc. (IRI), Chicago. Craft beer generated dollar sales were slightly north of $5 billion, a 1.4% increase, IRI data shows.

During the same timeframe, beer and craft beer cases sales numbers were slightly down at 1.4% and 0.8%, respectively, with sales in excess of 1.6 billion for beer overall and 128.8 million for craft beer, according to IRI data.

More than a year and a half later, the BA’s Watson is cautiously optimistic about the state of the craft beer industry.

“The rough version is that craft brewers appear to have made up about half of their volume lost in 2020 (versus 2019) in the first half of 2021,” he explains. “The second quarter was stronger than the first, and while it’s probably unlikely craft will fully get back to 2019 volume levels, it’s probably going to get close, barring further economic and consumer confidence setbacks due to the delta variant.”

“Craft brewers have long been innovative, and it’s tougher than ever to summarize what they are doing,” Watson explains. “Within beer, we are seeing continued growth in IPAs, but also in lower ABV beers (including lagers and other low ABV ales), and fuller flavored but non-hoppy styles such as sours or fruit beers.

In its September “Breweries in the US” report, Los Angeles-based IBISWorld notes that the $7.3 billion craft beer industry has medium revenue volatility, with annual growth down 1.8%, and a profit margin of $305.7 million for the five-year period through 2021.

When it comes to craft beer production, India pale ales (IPAs) are No. 1 at 30.2%. Rounding out the list are Belgian witbiers, 23.3%; seasonal, 10.5%; lagers, 9.1%; pale ales, 7.7%; and amber ales, 5.5%.

Similarly, IRI’s Client Insights Consultant Cara Piotrowski says the top-selling craft beers are IPAs, wheat ales, seasonals, pilsners/pale lagers, amber/dark lagers and bocks. “IPAs continue to drive most growth with wild/sour ales and Belgian ales also contributing to growth from a style perspective,” she adds.

When comparing year to date (YTD) case sales pre-pandemic versus 2019 YTD for the week ending Sept. 26, craft beer volume grew 7.1%, signaling a recovery.

From a pre-pandemic perspective, beer YTD is up 6.5% in case volume; craft, is up 7.1% and FMBs are up 13.6%. The trends are better if we look at the latest 52-week period versus two years ago: beer, up 7.3%; craft, up 8.5%; and FMBs, up 14%.

IBISWorld’s September “Breweries in the US” report states, “Over the five years to 2026, the industry is anticipated to fully rebound from the setbacks incurred amid the COVID-19 pandemic and experience sustained growth. Continual rises in expenditures on alcoholic beverages and decreases in excise taxes on beer will likely further entice prospective operators to try their hand in the industry. Ultimately, industry revenue is forecast to rise an annualized 2.4% to $8.2 billion over the five years to 2026.”

The craft beer industry is becoming saturated with full bodied ales with prominent hop and/or fruit flavors. As the craft beer market matures and the novelty of these styles wane, drinkers are demanding more refreshing, lower alcohol brews. Consumer demand for lighter bodied lagers has steadily increased over the last couple years (9.5% growth in 2021), and BrewBilt Brewing is distinguishing itself and meeting that demand with its modern execution of traditional styles using local ingredients processed with industry-leading equipment and techniques.

BrewBilt is also setting itself apart with its contract brewing services. Contract brewing, once stigmatized in the industry, is now seen as an attractive option for existing breweries in need of additional capacity as well as new breweries looking to avoid the significant startup costs associated with a lease and brewing equipment. Contract brewing is currently only 1.3% of US beer production volume, so as both new and established breweries turn to this option, BrewBilt will be well poised to meet the demand without significant competition.

Recent U.S. Brewery Count

	2015	2016	2017	2018	2019	2020	2019 to 2020 % Change
Craft	4,803	5,713	6,661	7,618	8,391	8,764	4.4%
Regional Craft Breweries	178	186	202	230	240	220	-8.3%
Microbreweries	2,684	3,319	3,956	4,518	1,821	1,854	1.8%
Taprooms					3,159	3,471	9.9%
Brewpubs	1,941	2,208	2,503	2,870	3,171	3,219	1.5%
Large/Non-Craft	44	67	106	104	111	120	8.1%
Total U.S. Breweries	4,847	5,780	6,767	7,722	8,502	8,884	4.5%

Historical Craft Brewery Production by Category

U.S. Craft Brewery Count by Category

Historical U.S. Brewery Count

Slide the bar at the top of the graph to see number of breweries from 1873 to present day.

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

Employees

BrewBilt Brewing has four employees and eight suppliers, in addition to legal and accounting support. Satel Group Inc. has 6 employees, 1 consultant, and 10 suppliers, in addition to legal and accounting support.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

BrewBilt Brewing operates out of a 4,000 square foot commercial facility located in the Wolf Creek Industrial Building at 110 Spring Hill Dr, Grass Valley, CA 95945.

Satel Group maintains an office and equipment at 330 Townsend Street, Suite 135, San Francisco, California 94107. The office is ground floor space of 1,000 sq. ft. with a large equipment repair room, 1 executive office, Inventory Room and Reception area. The Company currently does not own any real property.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted on the OTC Markets since October 17, 2007 trading under the symbol “SBRT”. On January 15, 2008, our symbol was changed to “SBTR” and on December 15, 2009, our symbol was changed to “GRPR” to reflect our Company’s name change. On April 21, 2016, our symbol was changed to “SIML” to reflect our Company’s name change to Simlatus Corporation. On July 9, 2021, our symbol was changed to “BRBL” to reflect our Company’s name change to BrewBilt Brewing. Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Markets, and represents prices between dealers, does not include retail markups, markdowns, or commissions, and may not represent actual transactions:

	For the Year Ended December 31
	2021		2020
	High	Low	High	Low
First Quarter	1.0645	0.0675	0.0010	0.0010
Second Quarter	0.1649	0.0875	0.0320	0.0007
Third Quarter	0.1128	0.0105	0.0010	0.0002
Fourth Quarter	0.0160	0.0034	0.0007	0.0001

Record Holders

As of December 31, 2021, there were 220,877,962 shares of the registrant’s $0.0001 par value common stock issued and outstanding, which were held by 30 shareholders of record.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2021, 532 shares of Convertible Preferred Series A stock were converted to 41,863,625 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $155,479.

During the three months ended December 31, 2021, the holders of convertible notes converted a total of $350,772 of principal and fees into 64,532,390 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $172,123 and settled $317,799 worth of derivative liabilities which was recorded to additional paid in capital.

During the three months ended December 31, 2021, a warrant holder exercised the warrants and the Company issued 1,613,555 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

Recent issuances of unregistered securities subsequent to our fiscal year ended of December 31, 2021

On January 3, 2022, the holder of a convertible note converted a total of $52,500 of principal and fees into 10,500,000 shares of our common stock.

On January 4, 2022, the holder of a convertible note converted a total of $40,079 of principal, interest, and fees into 9,192,541 shares of our common stock.

On January 4, 2022, 66 shares of Convertible Preferred Series A stock was converted in to 10,740,000 shares of common stock.

On January 13, 2022, the holder of a convertible note converted a total of $23,100 of principal into 11,000,000 shares of our common stock.

On January 13, 2022, the holder of a convertible note converted a total of $36,000 of principal into 12,000,000 shares of our common stock.

On January 14, 2022, the holder of a convertible note converted a total of $22,000 of principal into 11,000,000 shares of our common stock.

On January 20, 2022, 52 shares of Convertible Preferred Series A stock was converted in to 6,981,000 shares of common stock.

On January 21, 2022, the holder of a convertible note converted a total of $40,500 of principal into 13,500,000 shares of our common stock.

On January 24, 2022, a warrant holder exercised the warrants and the Company issued 917,764 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On January 31, 2022, a warrant holder exercised the warrants and the Company issued 9,711,786 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On February 1, 2022, the holder of a convertible note converted a total of $21,300 of principal into 12,529,412 shares of our common stock.

On February 3, 2022, the holder of a convertible note converted a total of $16,288 of principal and interest into 9,580,882 shares of our common stock.

On February 8, 2022, 63 shares of Convertible Preferred Series A stock was converted in to 11,276,667 shares of common stock.

On February 14, 2022, the holder of a convertible note converted a total of $27,000 of principal into 16,875,000 shares of our common stock.

On February 14, 2022, the holder of a convertible note converted a total of $28,350 of principal and interest into 17,718,750 shares of our common stock.

On February 25, 2022, the holder of a convertible note converted a total of $23,000 of principal into 17,692,308 shares of our common stock.

On March 1, 2022, the holder of a convertible note converted a total of $21,200 of principal into 17,666,667 shares of common stock.

On March 4, 2022, the Company issued 93 shares of Convertible Preferred Series A stock pursuant to a service agreement.

On March 7, 2022, the holder of a convertible note converted a total of $19,500 of principal into 17,272,273 shares of common stock.

On March 8, the Company issued 18,622 shares of Convertible Preferred Series A stock pursuant to a licensing agreement.

On March 8, 2022, 78 shares of Convertible Preferred Series A stock was converted in to 20,943,000 shares of common stock.

On March 11, 2022, the holder of a convertible note converted a total of $15,050 of principal and $950 of interest into 20,000,000 shares of common stock.

On March 16, 2022, the holder of a convertible note converted a total of $2,988 of interest into 4,458,955 shares of common stock.

On March 17, 2022, the holder of a convertible note converted a total of $13,400 of principal into 20,937,500 shares of common stock.

On March 17, 2022, 78 shares of Convertible Preferred Series A stock was converted in to 20,943,000 shares of common stock.

On March 21, 2022, the holder of a convertible note converted a total of $13,400 of principal into 20,937,500 shares of common stock.

On March 22, 2022, the holder of a convertible note converted a total of $13,400 of principal into 20,937,500 shares of common stock.

On March 23, 2022, 60 shares of Convertible Preferred Series A stock was converted in to 26,850,000 shares of common stock.

On March 24, 2022, the holder of a convertible note converted a total of $3,550 of principal and $2,188 of interest into 8,964,844 shares of common stock.

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

Results for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues:

The Company’s revenues were $307,171 for the year ended December 31, 2021 compared to $342,283 for the year ended December 31, 2020. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. For the year ended December 31, 2021, the Company had one major customer who represented approximately 53% of total revenue. The decrease in revenue is due to a decrease in customer sales and a reduction in sales efforts due to COVID-19.

Cost of Sales:

The Company’s cost of sales was $11,415 for the year ended December 31, 2021, compared to $7,821 for the year ended December 31, 2020. This is due to a higher number of audio/video equipment sales that were sold during the period ending December 31, 2021 compared to December 31, 2020.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the year ended December 31, 2021, and December 31, 2020, were $7,538,628 and $1,097,216, respectively. The increase was primarily attributable to an increase in share based compensation, employee wages and general and administrative expenses.

Other Income (Expense):

Other income (expense) for the year ended December 31, 2021 and December 31, 2020 was $383,880 and $(10,695,568), respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other income primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities.

Net Loss:

Net loss for the year ended December 31, 2021 was $6,858,992 compared to $11,458,322 for the year ended December 31, 2020. The decrease in net loss can be explained by the changes in the loss in the fair value of derivative liabilities.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	December 31, 2021	December 31, 2020

Current Assets	$527,665	$154,551
Current Liabilities	4,364,451	9,588,260
Working Capital (Deficit)	$(3,836,786)	$(9,433,709)

The overall working capital (deficit) decreased from $(9,433,709) at December 31, 2020 to $(3,836,786) at September 30, 2021 due to the change in value of derivative liabilities, an increase in fixed assets and related party deposits paid for brewery equipment.

	December 31,	December 31,
	2021	2020
Cash Flows (used in) provided by Operating Activities	$(529,635)	$(151,660)
Cash Flows provided by Investing Activities	(559,119)	—
Cash Flows (used for) provided by Financing Activities	1,013,160	261,020
Net Increase (decrease) in Cash During Period	$(75,594)	$109,360

During the year ended December 31, 2021 cash (used in) provided by operating activities was $(529,635) compared to $(151,660) for the year ended December 31, 2020. The increase in the cash used in operating activities is primarily attributed to the change in fair value of derivative liabilities, stock based compensation and loss on conversion.

During the year ended December 31, 2021 cash (used in) provided by investing activities was $(559,119) compared to $0 for the year ended December 31, 2020. This increase in cash used in investing activities is due to a related party deposit paid to begin fabrication of a brewery system and fixed asset additions.

During the year ended December 31, 2021, cash (used for) provided by financing activities was $1,013,160 compared to $261,020, for the year ended December 31, 2020. The increase in cash used by financing activity primarily resulted from an increase in proceeds from notes payable during the year ended December 31, 2021.

As of December 31, 2021, the Company had a cash balance and current asset total of $59,261 and $527,665 respectively, compared with $134,855 and $154,551 of cash and current assets, respectively, as of December 31, 2020. The increase in assets was due to the related party deposit of $450,000 for brewery equipment.

As of December 31, 2021, the Company had total current liabilities of $4,364,451 compared with $9,588,260 as of December 31, 2020. The decrease in current liabilities was primarily attributed to a decrease in derivative liabilities and accounts payable.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of December 31, 2021, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2021 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

BREWBILT BREWING COMPANY
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BrewBilt Brewing Company and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrewBilt Brewing Company and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Derivative Liabilities

As discussed in Note 9, the Company borrows funds through the use of convertible notes payable that contain a conversion price that fluctuates with the stock price. Due to the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contract and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining derivative liability values for these convertible note agreements, including the use of a specialist engaged by management.

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.

Convertible Preferred Stock

As discussed in Note 11, the Company has issued and outstanding certain Preferred Shares that contain a fixed value and convertible into common stock at the closing market price on the date of conversion. Auditing management’s evaluation of the convertible preferred shares involves significant judgements and estimates in determining the proper classification of the preferred shares that include both debt and equity qualities. To evaluate the appropriateness and accuracy of the classification of the convertible preferred shares, we evaluated management’s assessment of the debt and equity like characteristics.

We evaluated management’s appropriateness and accuracy of the classification of the convertible preferred shares and evaluated management’s assessment of the debt and equity like characteristics.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, Texas

April 04, 2022

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$59,261	$134,855
Accounts receivable	1,793	5,563
Inventory, net	11,575	4,133
Prepaid expenses	5,036	—
Related party deposit	450,000	—
Other current asset	—	10,000
Total current assets	527,665	154,551

Property, plant and equipment, net	99,424	—
Financial lease assets - related party	26,815	31,178
Operating right-of-use assets	188,770	—
Security deposit	5,162	5,162

Total assets	$847,836	$190,891

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$475,429	$522,418
Accrued wages	1,026,073	321,530
Accrued expenses	31,764	29,416
Accrued interest	245,656	148,233
Convertible notes payable in default	47,990	203,167
Convertible notes payable, net of discount	545,887	29,771
Current financing lease liabilities - related party	4,666	3,988
Current operating lease liabilities	36,369	—
Derivative liabilities	1,598,253	7,996,994
Loans payable	87,420	87,420
Related party liabilities	264,944	245,323
Total Current liabilities	4,364,451	9,588,260

Non-current financing lease liabilities - related party	22,149	27,190
Non-current operating lease liabilities	152,401	—

Total liabilities	4,539,001	9,615,450

Series A convertible preferred stock: 100,000 shares authorized, par value $0.0001; 30,746 shares issued and outstanding at December 31, 2021; 41,572 shares issued and outstanding at December 31, 2020 (1)	8,255,301	11,162,005
Series C convertible preferred stock, 0 shares authorized, par value $0.0001; 0 shares issued and outstanding at December 31, 2021; 35,583 shares issued and outstanding at December 31, 2020	—	355,830
Convertible preferred stock payable	5,000,000	754,249

Stockholders’ deficit:
Series B preferred stock: 5,000 shares authorized, par value $0.0001; 1,500 shares issued and outstanding at December 31, 2021; 500 shares issued and outstanding at December 31, 2020	—	—
Common stock: 2,000,000,000 shares authorized, par value $0.0001; 220,877,962 shares issued and outstanding at December 31, 2021; 32,644,913 shares issued and outstanding at December 31, 2020 (1)	22,088	3,264
Additional paid in capital	5,528,281	(6,062,064)
Accumulated deficit	(22,496,835)	(15,637,843)
Total stockholders’ deficit	(16,946,466)	(21,696,643)
Total liabilities and stockholders’ deficit	$847,836	$190,891

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-one hundred and fifty reverse stock split that was made effective on June 11, 2021.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2021	2020
Sales	$307,171	$342,283
Cost of materials	11,415	7,821
Gross profit	295,756	334,462

Operating expenses:
Depreciation	9,695	—
G&A expenses	5,557,692	433,998
Professional fees	62,058	77,287
Salaries and wages	1,909,183	585,931
Total operating expenses	7,538,628	1,097,216

Loss from operations	(7,242,872)	(762,754)

Other income (expense):
Debt forgiveness	—	118,548
Gain (loss) on conversion of debt	(513,973)	(72,051)
Loss on conversion of debt of preferred shares	(1,603,865)	(191,349)
Derivative income (expense)	3,646,815	(9,404,359)
Interest expense	(1,145,097)	(1,146,357)
Total other income (expense)	383,880	(10,695,568)

Net profit (loss) before income taxes	(6,858,992)	(11,458,322)
Income tax expense	—	—
Net profit (loss)	$(6,858,992)	$(11,458,322)

Per share information
Weighted average number of common shares outstanding, basic (1)	90,327,379	9,483,059
Net income (loss) per common share, basic	$(0.0759)	$(1.21)

Weighted average number of common shares outstanding, diluted (1)	90,327,379	9,483,059
Net income (loss) per common share, diluted	$(0.0759)	$(1.21)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-one hundred and fifty reverse stock split that was made effective on June 11, 2021.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Convertible Preferred Stock					Preferred Stock				Additional	Accumulated	Total
	Series A (1)		Series C		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2019	39,902	$10,713,687	35,583	$355,830	$—	500	$—	30,162	$3	$(12,857,402)	$(4,179,521)	$(17,036,920)

Conversion of debt to common stock	—	—	—	—	—	—	—	24,495,581	2,449	1,075,266	—	1,077,715
Convertible preferred stock converted to common stock	(1,890)	(507,576)	—	—	—	—	—	8,119,147	812	698,111	—	698,923
Convertible preferred stock issued to settle debt	3,560	955,894	—	—	—	—	—	—	—	—	—	—
Convertible preferred shares to be issued to settle debt	—	—	—	—	754,249	—	—	—	—	—	—	—
Related party debt settled to additional paid in capita	—	—	—	—	—	—	—	—	—	31,269	—	31,269
Imputed interest	—	—	—	—	—	—	—	—	—	14,136	—	14,136
Derivative settlements	—	—	—	—	—	—	—	—	—	4,976,556	—	4,976,556
Common shares issued due to reverse stock split rounding	—	—	—	—		—	—	23	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(11,458,322)	(11,458,322)
Balances for December 31, 2020	41,572	$11,162,005	35,583	$355,830	$754,249	500	$—	32,644,913	$3,264	$(6,062,064)	$(15,637,843)	$(21,696,643)

Conversion of debt to common stock	—	—	—	—	—	—	—	106,219,740	10,622	1,435,906	—	1,446,528
Convertible preferred stock converted to common stock	(14,192)	(3,810,486)	(35,583)	(355,830)	—	—	—	74,842,217	7,486	5,762,695	—	5,770,181
Convertible preferred stock payable converted to preferred stock	2,809	754,249	—	—	(754,249)	—	—	—	—	—	—	—
Preferred stock issued for services	559	149,992	—	—	—	1,000	—	—	—	785,236	—	785,236
Convertible preferred shares to be issued pursuant to agreement	—	—	—	—	5,000,000	—	—	—	—	—	—	—
Cashless warrant exercise	—	—	—	—	—	—	—	6,927,827	692	(692)	—	—
Common stock issued for services	—	—	—	—	—	—	—	233,333	23	87,477	—	87,500
Imputed interest	—	—	—	—	—	—	—	—	—	34,179	—	34,179
Derivative settlements	—	—	—	—	—	—	—	—	—	3,218,753	—	3,218,753
Warrant discounts	—	—	—	—	—	—	—	—	—	266,333	—	266,333
Rounding due to reverse stock split	(2)	(459)	—	—	—	—	—	9,932	1	458	—	459
Net loss	—	—	—	—	—	—	—	—	—	—	(6,858,992)	(6,858,992)
Balances for December 31, 2021	30,746	$8,255,301	—	$—	$5,000,000	1,500	$—	220,877,962	$22,088	$5,528,281	$(22,496,835)	$(16,946,466)

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-one hundred and fifty reverse stock split that was made effective on June 11, 2021.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,858,992)	$(11,458,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	851,216	705,157
Depreciation	9,695	—
Stock based compensation	6,022,728	—
Debt forgiveness	—	(118,548)
Imputed interest	34,179	14,136
Loss on conversion of debt	513,973	72,051
Loss on conversion of preferred shares to common stock	1,603,865	191,349
Change in fair value of derivative liability	(3,646,815)	9,404,359
Penalties on notes payable	107,022	197,939
Decrease (increase) in operating assets and liabilities:
Accounts receivable	3,770	2,178
Inventory	(7,442)	(3,708)
Other current assets	10,000	(10,000)
Prepaid expenses	(5,036)	7,268
Accrued interest	152,679	(71,942)
Accounts payable	(46,989)	168,166
Accrued expenses	706,891	625,962
Advances from related parties	19,621	122,924
Deferred revenue	—	(629)
Net cash (used in) provided by operating activities	(529,635)	(151,660)

Cash flows from investing activities:
Property, plant and equipment, additions	(109,119)	—
Deposit on equipment - related party	(450,000)	—
Net cash (used in) provided by investing activities	(559,119)	—

Cash flows from financing activities:
Proceeds from convertible debt	1,013,160	190,100
Proceeds from loans payable	—	72,920
Payments on promissory notes	—	(2,000)
Net cash (used in) provided for financing activities	1,013,160	261,020

Net increase (decrease) in cash	(75,594)	109,360

Cash, beginning of period	134,855	25,495
Cash, end of period	$59,261	$134,855

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Stock issued for debt conversion	$932,554	$1,005,664
Discount from derivative	$466,827	$400,393
Preferred stock converted to common stock	$4,166,316	$698,830
Derivative settlements	$3,218,753	$4,976,556
Warrant discounts	$266,333	$—
Cashless warrant exercise	$692	$—
Lease adoption recognition	$203,216	$31,178
Preferred stock payable converted to preferred stock	$754,249	$—
Settlement of debt by related party	$—	$507,481
Conversion of debt in to preferred shares	$—	$212,055
Conversion of accrued liabilities into preferred shares	$—	$743,839
Conversion of accrued liabilities into preferred shares payable	$—	$754,249
Debt exchanged for payment of accounts payable	$—	$15,600
Rounding of shares due to reverse stock split	$459	$—

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

In March of 2021, BrewBilt Brewing began design and permitting for the construction of its brewing facility in Grass Valley, California. This facility was leased by BrewBilt and is being upgraded with substantial tenant improvements to include a 20 BBL brewhouse, 20 and 40 BBL fermentation tanks, cold-storage space, and a state-of-the-art canning line. In July of 2021, BrewBilt took the opportunity to expand again by leasing additional space adjacent to the original lease.

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

On April 19, 2021, in connection with the Merger Agreement, the Company approved the authorization of a 1 for 150 reverse stock split of the Company’s outstanding shares of common stock. In addition, the Company reduced the number of authorized shares to 200,000,000 with a par value of $0.0001. The reverse split was effective on June 11, 2021, and the financial statements have been retroactively adjusted to take this into account for all periods presented. The Company issued 9,932 common shares due to rounding in connection with the reverse stock split.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $40,958 and $900, for the years ended December 31, 2021 and December 31, 2020, respectively.

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

 Revenue Recognition and Related Allowances

During the year ended December 31, 2021, the Company’s main revenue stream is from selling DirecTV services to corporate and residential customers. 53% of the Company’s revenue is from commissions, 18% is from corporate service subscribers, 11% is from residential service subscribers, and 4% was from installations and equipment. In addition, the Company’s sales for audio/video systems represented 14% of revenues.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2021 and December 31, 2020 is $0.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 for each fair value hierarchy level:

December 31, 2021	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,598,253	$1,598,253

December 31, 2020	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$7,996,994	$7,996,994

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of December 31, 2021 and December 31, 2020, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the year ending December 31, 2021, 2020, 2019 and 2018, which are still open for examination.

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

Although there were new accounting pronouncements issued or proposed by the FASB during the year ended December 31, 2021 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2021, the Company has a shareholders’ deficit of $16,946,466 since its inception, working capital deficit of $3,836,786, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

3. RELATED PARTY DEPOSITS

During the year ended December 31, 2021, the Company paid a deposit of $450,000 to BrewBilt Manufacturing to begin fabrication of a brewery system. The Company anticipates the system will be complete within six to nine months.

4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost or fair value as of the date of acquisition. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	5 years

Computer software and equipment	2 to 5 years, or the term of a software license, whichever is shorter

Office equipment and furniture	3 to 7 years

Machinery and equipment	3 to 20 years

Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset

Property, plant, and equipment consisted of the following at December 31, 2021 and December 31, 2020:

	December 31,	December 31,
	2021	2020
Leasehold Improvements	$68,487	$—
Machinery and Equipment	40,632	—
	109,119	—
Less accumulated depreciation	(9,695)	—
	$99,424	$—

5. ACCRUED EXPENSES

As of December 31, 2021 and December 31, 2020, accrued expenses were comprised of the following:

	December 31,	December 31,
	2021	2020
Accrued expenses
Credit cards	$10,192	$407
Customer deposits	18,307	18,307
Employee liabilities	—	7,612
Sales tax payable	265	90
Short-term loans	3,000	3,000
Total accrued expenses	$31,764	$29,416

Accrued interest
Interest on notes payable	$88,114	$44,855
Interest on short-term loans	1,214	5,826
Interest on accrued wages	156,328	97,552
Total accrued interest	$245,656	$148,233

Accrued wages	$1,026,073	$321,530

6. CONVERTIBLE NOTES PAYABLE

As of December 31, 2021 and December 31, 2020, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	December 31,	December 31,
	Note Date	Date	Rate	Rate	2021	2020
BHP Capital NY #6	5/30/2019	2/29/2020	18%	Variable	—	27,500
BHP Capital NY #7	7/22/2019	7/22/2020	8%	Variable	—	37,950
BHP Capital NY #9	12/20/2019	12/20/2020	12%	Variable	—	11,075
Emunah Funding #4*	10/20/2018	7/20/2019	24%	Variable	2,990	2,990
Emunah Funding #8	1/31/2019	1/31/2020	24%	Variable	—	33,652
FirstFire Global	3/8/2021	3/8/2022	12%	0.09	149,000	—
Fourth Man #9	8/3/2020	8/3/2021	8%	Variable	—	27,500
Fourth Man #10	12/15/2020	12/15/2021	8%	Variable	—	33,000
Fourth Man #11	3/5/2021	3/5/2022	12%	0.09	26,000	—
Fourth Man #12	9/27/2021	9/27/2022	12%	0.015	111,000	—
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Jefferson St Capital #6	6/21/2019	3/21/2020	18%	Variable	—	27,500
Jefferson St Capital #7	8/20/2019	5/20/2020	18%	Variable	—	38,500
Jefferson St Capital #8	12/20/2019	12/20/2020	12%	Variable	—	19,000
Labrys Fund #2	7/28/2021	7/28/2022	12%	0.03	140,000	—
Optempus Invest #4*	11/2/2020	11/2/2021	10%	Variable	20,000	20,000
Optempus Invest #5*	11/5/2020	11/5/2021	10%	Variable	20,000	20,000
Optempus Invest #6	12/31/2020	12/31/2021	6%	Variable	20,000	20,000
Power Up Lending #5	6/15/2020	6/15/2021	10%	Variable	—	13,100
Power Up Lending #6	6/24/2020	6/24/2021	10%	Variable	—	33,000
Power Up Lending #7	7/9/2021	7/9/2022	10%	Variable	78,750	—
Power Up Lending #8	8/2/2021	8/2/2022	10%	Variable	53,750	—
Power Up Lending #9	8/24/2021	8/24/2022	10%	Variable	78,750	—
Power Up Lending #10	9/8/2021	9/8/2022	10%	Variable	43,750	—
Power Up Lending #11	10/8/2021	10/8/2022	10%	Variable	43,750	—
					792,740	369,767
Less debt discount					(198,863)	(136,829)
Notes payable, net of discount					$593,877	$232,938

*	As of December, 2021, the balance of notes payable that are in default is $47,990.

BHP Capital NY, Inc.

On May 30, 2019, the Company issued a convertible note to BHP Capital NY for $27,500, which includes $16,667 paid Auctus Fund pursuant to a settlement agreement, $5,000 to settle outstanding accounts payable, transaction fee interest of $3,000, and cash consideration of $2,833. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on February 29, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2021, the Company issued 953,144 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $6,063, and conversion fees of $750. As of December 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 22, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $37,950, of which $33,500 was received in cash and $4,450 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on July 22, 2020, and is convertible into common stock at 65% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $37,950 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2021, the Company issued 2,362,756 common shares upon the conversion of principal in the amount of $37,950, accrued interest of $5,344, and conversion fees of $2,400. As of December 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company received funding pursuant to a convertible note issued to BHP Capital NY for $19,000 of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 1,309,076 common shares upon the conversion of principal in the amount of $7,925, interest of $2,375 and conversion fees of $500. During the year ended December 31, 2021, the Company issued 704,648 common shares upon the conversion of principal in the amount of $11,075, accrued interest of $52, and conversion fees of $500. As of December 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended December 31, 2020, the note has converted $13,450 of principal and $4,918 of interest into 48 shares of common stock. As of December 31, 2021, the note has a principal balance of $2,990 and accrued interest of $1,797. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 31, 2019, the Company received funding pursuant to convertible note issued to Emunah Funding LLC for $33,000, which includes $5,000 to settle outstanding accounts payable, $4,500 in transaction fees and cash consideration of $23,500. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on January 31, 2020, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered late filing penalties of $50,652. During the year ended December 31, 2020, the Company made cash payments of $50,000. During the year ended December 31, 2021, the Company issued 2,003,195 common shares upon the conversion of principal in the amount of $33,652, and accrued interest of $11,819. As of December 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

FirstFire Global Opportunity Fund LLC

On March 8, 2021, the Company received funding pursuant to a convertible note issued to FirstFire Global Opportunities Fund LLC for $300,000 of which $242,900 was received in cash and $57,100 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 8, 2022, and is convertible into common shares at a fixed rate of $0.005. The Company recorded a debt discount from the derivative equal to $300,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $84,000. During the year ended December 31, 2021, the Company issued 40,500,000 common shares upon the conversion of principal in the amount of $235,000, and conversion fees of $5,000. As of December 31, 2021, the note has a principal balance of $149,000 and accrued interest of $36,000.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On August 3, 2020, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $27,500 of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on August 3, 2021, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2021, the Company issued 1,615,983 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $1,088, and conversion fees of $500. As of December 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 15, 2020, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $33,000 of which $27,600 was received in cash and $5,400 was recorded as transaction fees. The note bears interest of 8% (increases to 24% per annum upon an event of default), matures on December 15, 2021, and is convertible into common stock at 60% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2021, the Company issued 1,900,885 common shares upon the conversion of principal in the amount of $33,000, accrued interest of $1,624 and conversion fees of $1,000. As of December 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 5, 2021, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $140,000 of which $113,420 was received in cash and $26,580 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 5, 2022 and is convertible into common shares at a fixed rate of $0.00436. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, and $115,452 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2021 of $24,548. During the year ended December 31, 2021, the Company issued 25,242,685 common shares upon the conversion of principal in the amount of $114,000, accrued interest of $271 and conversion fees of $7,000. As of December 31, 2021, the note has a principal balance of $26,000 and accrued interest of $12,267.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 27, 2021, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $111,000 of which $91,000 was received in cash and $20,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on September 27, 2022 and is convertible into common shares at a fixed rate of $0.00436. The Company recorded a debt discount from the derivative equal to $111,000 due to this conversion feature, and $28,890 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2021 of $82,110. As of December 31, 2021, the note has a principal balance of $111,000 and accrued interest of $3,408.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 71 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of December 31, 2021, the note has a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 21, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $27,500, which includes transaction fee interest of $4,000, and cash consideration of $23,500. The note bears interest of 8% (increases to 18% per annum upon an event of default), matures on March 21, 2020, and is convertible into common stock at 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2021, the Company issued 846,995 common shares upon the conversion of principal in the amount of $27,500, accrued interest of $3,352, and conversion fees of $1,500. As of December 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $38,500, of which $32,000 was received in cash and $6,500 was recorded as transaction fees. The note bears interest at 10% (increases to 18% per annum upon an event of default), matures on May 20, 2020, and is convertible into the lower of 1) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of the note, and 2) 65% of the lowest trading price of the 15 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $38,500 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2021, the Company issued 6,132,125 common shares upon the conversion of principal in the amount of $38,500, accrued interest of $5,997, and conversion fees of $2,250. As of December 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 20, 2019, the Company issued a convertible note to Jefferson Street Capital LLC for $19,000, of which $15,000 was received in cash and $4,000 was recorded as transaction fees. The note bears interest of 12% (increases to 22% per annum upon an event of default), matures on December 20, 2020, and is convertible into the lower of 1) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of the note, and 2) 55% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $19,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $23,002, which increased the principal balance to $42,022. During the year ended December 31, 2021, the Company issued 8,466,073 common shares upon the conversion of principal in the amount of $42,022, accrued interest of $4,022, and conversion fees of $1,500. As of December 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Labrys Fund, LP

On February 8, 2021, the Company received funding pursuant to a convertible note issued to Labrys Fund, LP for $140,000 of which $112,920 was received in cash and $27,080 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on February 8, 2022, and is convertible into common shares at a fixed rate of $0.09. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2021, the Company issued 6,762,140 common shares upon the conversion of principal in the amount of $140,000, accrued interest of $8,648, and conversion fees of $3,500. As of December 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 28, 2021, the Company received funding pursuant to a convertible note issued to Labrys Fund, LP for $140,000 of which $112,920 was received in cash and $27,080 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on July 28, 2022, and is convertible into common shares at a fixed rate of $0.03. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, and $59,836 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2021 of $80,164. As of December 31, 2021, the note has a principal balance of $140,000 and accrued interest of $16,800.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Optempus Investments, LLC

On November 2, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 2, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2021, the note has a principal balance of $20,000 and accrued interest of $2,711.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 5, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 5, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2021, the note has a principal balance of $20,000 and accrued interest of $2,675.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 31, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000. The Company received a cash payment of $10,000 on January 8, 2021, and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on December 31, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2021, the note has a principal balance of $20,000 and accrued interest of $1,200.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Power Up Lending Group Ltd.

On May 18, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $16,000, of which $15,600 was paid to settle accounts payable, and $400 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 18, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $16,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 1,855,556 common shares upon the conversion of principal in the amount of $16,000 and accrued interest of $700. As of December 31, 2021, the note has an accrued interest balance of $100.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 15, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,000, of which $40,000 was received in cash, and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 15, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $43,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 3,322,222 common shares upon the conversion of principal in the amount of $29,900. During the year ended December 31, 2021, the Company issued 1,062,963 common shares upon the conversion of principal in the amount of $13,100 and accrued interest of $2,150. As of December 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On June 24, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $33,000, of which $30,000 was received in cash, and $3,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on June 24, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $33,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2021, the Company issued 1,394,444 common shares upon the conversion of principal in the amount of $33,000 and accrued interest of $1,650. As of December 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 9, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $78,750, of which $75,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on July 9, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of December 31, 2021, $1,798 of the transaction fees have been amortized to the statement of operations and the note has a principal balance of $78,750 and accrued interest of $3,776.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 2, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $53,750, of which $50,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on August 2, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of December 31, 2021, $1,551 of the transaction fees have been amortized to the statement of operations and the note has a principal balance of $53,750 and accrued interest of $2,224.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 24, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $78,750, of which $75,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on August 24, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of December 31, 2021, $1,325 of the transaction fees have been amortized to the statement of operations and the note has a principal balance of $78,750 and accrued interest of $2,783.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 8, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,750, of which $40,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on September 8, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of December 31, 2021, $1,172 of the transaction fees have been amortized to the statement of operations and the note has a principal balance of $43,750 and accrued interest of $1,366.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 8, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,750, of which $40,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on October 8, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of December 31, 2021, $863 of the transaction fees have been amortized to the statement of operations and the note has a principal balance of $43,750 and accrued interest of $1,007.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Redstart Holdings Corp.

On January 25, 2021, the Company received funding pursuant to a convertible note issued to Redstart Holdings Corp. for $63,500 of which $60,000 was received in cash and $3,500 was recorded as transaction fees. The note bears interest of 10% (increases to 22% per annum upon an event of default), matures on January 25, 2022, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $64,500 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2021, the Company issued 6,271,704 common shares upon the conversion of principal in the amount of $63,500 and accrued interest of $3,175. As of December 31, 2021, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Convertible Note Conversions

During the year ended December 31, 2021, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Fee	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Conversion	Price	Issued	Issued to
1/5/2021	$13,000	$—	$—	$13,000	$0.01350	962,962	Power Up
1/7/2021	10,000	—	750	10,750	0.01500	716,667	Jefferson St
1/11/2021	100	2,150	—	2,250	0.02250	100,000	Power Up
1/11/2021	15,000	—	—	15,000	0.02250	666,667	Power Up
1/12/2021	11,075	52	500	11,627	0.01650	704,648	BHP
1/14/2021	18,000	1,650	—	19,650	0.02700	727,778	Power Up
1/15/2021	—	6,300	—	6,300	0.01500	420,000	Emunah
1/20/2021	30,000	5,000	1,200	36,200	0.01800	2,011,111	BHP
1/22/2021	—	3,300	—	3,300	0.01500	220,000	Emunah
1/26/2021	27,500	1,088	500	29,088	0.01800	1,615,983	Fourth Man
2/8/2021	5,400	2,105	—	7,505	0.02250	333,571	Emunah
2/8/2021	7,950	345	1,200	9,494	0.02700	351,645	BHP
2/9/2021	7,550	19	—	7,569	0.02250	336,381	Emunah
2/11/2021	27,500	6,063	750	34,313	0.03600	953,144	BHP
2/16/2021	20,702	95	—	20,797	0.03000	693,242	Emunah
3/8/2021	17,500	3,352	750	21,602	0.16575	130,329	Jefferson St
6/23/2021	10,000	—	500	10,500	0.03000	350,000	Fourth Man
7/21/2021	10,000	—	750	10,750	0.01950	551,282	Jefferson St
8/5/2021	23,000	1,624	500	25,124	0.01620	1,550,885	Fourth Man
8/9/2021	48,351	8,377	1,750	58,478	0.02250	2,599,000	Labrys
8/9/2021	15,000	—	—	15,000	0.01730	867,052	Redstart
8/11/2021	20,000	—	—	20,000	0.01440	1,388,889	Redstart
8/17/2021	20,000	—	—	20,000	0.00870	2,298,851	Redstart
8/18/2021	91,649	271	1,750	93,671	0.02250	4,163,140	Labrys
8/23/2021	8,500	3,175	—	11,675	0.00680	1,716,912	Redstart
8/23/2021	10,000	—	750	10,750	0.00657	1,637,471	Jefferson St
8/25/2021	18,500	5,997	750	25,247	0.00640	3,943,372	Jefferson St
9/15/2021	15,000	—	500	15,500	0.00542	2,861,098	Jefferson St
9/22/2021	25,000	271	1,750	27,021	0.00541	4,994,547	Fourth Man
9/28/2021	11,000	4,022	500	15,522	0.00853	1,820,723	Jefferson St
10/11/2021	31,500	—	—	31,500	0.00750	4,200,000	FirstFire
10/20/2021	38,750	—	1,000	39,750	0.00750	5,300,000	FirstFire
10/20/2021	29,000	—	1,750	30,750	0.00541	5,683,918	Fourth Man
11/2/2021	16,022	—	500	16,522	0.00437	3,784,252	Jefferson St
11/4/2021	40,250	—	1,000	41,250	0.00750	5,500,000	FirstFire
11/10/2021	25,000	—	1,750	26,750	0.00436	6,135,321	Fourth Man
11/22/2021	36,500	—	1,000	37,500	0.00500	7,500,000	FirstFire
11/29/2021	35,000	—	1,750	36,750	0.00436	8,428,899	Fourth Man
12/9/2021	44,000	—	1,000	45,000	0.00500	9,000,000	FirstFire
12/16/2021	44,000	—	1,000	45,000	0.00500	9,000,000	FirstFire
Total conversions	877,299	55,255	25,900	958,454		106,219,740
Loss on conversion	—	—	—	488,073
	$877,299	$55,255	$25,900	$1,446,528		106,219,740

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

Operating Leases

On February 1, 2017, Simlatus Corp. entered into a standard office lease for approximately 1,700 square feet of office space at 175 Joerschke Drive, Suite A, Grass Valley, CA 95945. The lease has a term of 1 year, from February 1, 2017 through January 31, 2018, with a monthly rent of $1,400. On February 1, 2018, the Company entered into a month-to-month lease with a monthly rent of $1,400. The lease was terminated on December 31, 2021.

On January 31, 2018, Satel Group, Inc. entered into a standard office lease for approximately 1,006 square feet of office space at 330 Townsend Street, Suite 135, San Francisco, CA 94107. The lease has a term of 2 years, from December 1, 2018 through November 30, 2019, with a monthly rent of $5,781 and applicable common area maintenance expenses. On December 1, 2019, the Company entered into a month-to-month lease with a monthly rent of $5,781. On December 1, 2020, the Company reduced the amount of space leased resulting in a reduced monthly rent of $3,169.

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

ROU assets and lease liabilities related to our operating leases are as follows:

December 31, 2021
Right-of-use assets	$188,770
Current operating lease liabilities	36,369
Non-current operating lease liabilities	152,401

Years Ending
December 31,	Operating Leases
2022	$48,000
2023	48,000
2024	48,000
2025	48,000
2026	28,000
Total	220,000
Less imputed Interest	31,230
Total liability	$188,770

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Operating Leases	4.5 years	7%

Financing Leases

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

The Company evaluated the leases in accordance with ASC 842 and determined that its leases meet the definition of a finance lease.

Financing lease assets and liabilities related to our financing leases are as follows:

December 31, 2021
Right-of-use assets	$26,815
Current financing lease liabilities	4,666
Non-current financing lease liabilities	22,149

The following is a schedule, by years, of future minimum lease payments required under the finance leases:

Years Ending
December 31,	Finance Leases
2022	$6,334
2023	6,334
2024	6,334
2025	6,334
2026	6,334
Total	31,670
Less imputed Interest	4,855
Total liability	$26,815

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Leases	6 years	7%

8. LOANS PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. During the period ended December 31, 2021 and December 31, 2020, the Company recorded payments of $0 and $2,000, respectively.

As of December 31, 2021 and December 31, 2020, the principal balance owed to Direct Capital Group was $14,500 and $16,500, respectively.

On May 3, 2020, the Company, was granted a loan (the “Loan”) from Bank of America. in the amount of $72,920, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated May 3, 2020 issued by the Borrower, matures on May 3, 2022, and bears interest at a rate of 1% per annum, payable monthly commencing on November 3, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. During the year ended December 31, 2021 and 2020, the Company recorded accrued interest of $1,215 and $485, respectively, on the PPP loan.

9. DERIVATIVE LIABILITIES

During the year ended December 31, 2021 the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at December 31, 2021 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended December 31, 2021:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$3,933,475	$27,343	$4,036,176	$7,996,994
Initial recognition of derivative liability	3,916,274	2,554,276	—	6,470,550
Derivative settlements	(3,085,456)	(133,297)	—	(3,218,753)
Loss (gain) on derivative liability valuation	(4,605,248)	(2,397,923)	(2,647,367)	(9,650,538)
Balance, end of period	$159,045	$50,399	$1,388,809	$1,598,253

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2021:

Valuation date
Expected dividends	0%
Expected volatility	187.11%-249.88%
Expected term	.07 - .74 years
Risk free interest	.06%-.27%

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

On February 8, 2021, the Company executed a Common Stock Purchase Warrant for 15,385 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.00468 per share and expire on February 8, 2026.

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

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	513.48%-586.99%
Expected term	2.01 – 4.11 years
Risk free interest	0.73%-1.12%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	236.32%
Expected term	1 year
Risk free interest	0.39%

10. RELATED PARTY TRANSACTIONS

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2021 the Company made payments of $76,746 to amounts due to related parties, and $96,367 was advanced to the Company by related parties. As of December 31, 2021 and December 31, 2020, the Company owed related parties $264,944 and $245,323, respectively. During the year ended December 31, 2021, the Company recorded imputed interest of $34,179 to the statement of operations with a corresponding increase to additional paid in capital.

On December 22, 2020, the President, Richard Hylen, and the Company entered into two vehicle leases in the amount of $19,314 and $18,689, respectively. The leases have a term of 6 years, from February 5, 2021 January 5, 2027, with monthly payments of $268 and $260, respectively.

During the year ended December 31, 2021, the Company paid a deposit of $450,000 to BrewBilt Manufacturing, Inc. to begin fabrication of a brewery system. The Company anticipates the system will be complete within six to nine months.

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

During the year ended December 31, 2020, 1,890 shares of Convertible Series A Preferred stock were converted to 8,119,147 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $191,349, which was recorded to the statement of operations.

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

During the year ended December 31, 2021, 14,192 shares of Convertible Series A Preferred stock were converted to 74,175,550 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,759,694, which was recorded to the statement of operations.

During the year ended December 31, 2021, the Company issued 93 shares each of Convertible Series A Preferred stock to Richard Hylen, Jef Lewis, and Bennett Buchanan and 279 shares of Convertible Series A Preferred stock to Sam Berry, pursuant to employee, consulting, and director agreements (Note 15). These shares were issued at a value at $149,992 and resulted in a gain of conversion of $6, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $268.50 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $8,255,301, which represents 30,747 Series A Convertible Preferred Stock at $268.50 per share, issued and outstanding as of December 31, 2021, outside of permanent equity and liabilities.

Series C Convertible Preferred Stock

On June 13, 2019, the Company’s Board of Directors authorized the creation of 45,750 shares of Series C Convertible Preferred Stock with a par value of $0.0001, and on June 13, 2019, a Certificate of Designation was filed with the Nevada Secretary of State. The Convertible Preferred Series C shall have no voting rights as to corporate matters unless, and until, they are converted into common shares, at which time, they will have the same voting rights as all common stock shareholders. Convertible Preferred Series C shares cannot be sold, assigned, hypothecated, or otherwise disposed of, without first obtaining the consent of the majority Convertible Preferred Series C shareholders. Convertible Preferred Series C shares shall have a value of $10 per share and shall convert into common shares at the rate of the closing market price on the day of conversion notice equal to the dollar amount of the value of the Convertible Preferred Series C share. At no time may the shareholder convert their shares into more than 4.99% of the issued and outstanding.

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

During the year ended December 31, 2021, 35,583 shares of Convertible Series C Preferred stock valued at $355,830 were converted to 666,667 common shares in accordance with the conversion terms. The issuances resulted in a gain on conversion of $155,830, which was recorded to the statement of operations.

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

The shares were issued on January 7, 2021 and the Company reclassed $754,249 from Preferred Stock Payable to Convertible Series A Preferred Stock.

On November 1, 2021, the Company entered into a Licensing Agreement with Maguire & Associates and agreed to issue 18,622 shares of Convertible Preferred Series A stock valued at $5,000,000.

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

On January 20, 2021, newly appointed President, Jef Lewis and Satel’s President Richard Hylen were each issued 500 Preferred Series B Control Shares each, pursuant to their employee agreements dated January 1, 2021. The Company determined the Control shares have a value of $785,230 which was recorded as stock based compensation on the statement of operations and an offsetting entry to additional paid in capital.

On June 11, 2021, the Company filed a Certificate of Amendment with the Florida Secretary of State to decrease the number of authorized Preferred Series B from 10,000 to 5,000 with a par value of $0.0001.

As of December 31, 2021, 5,000 Series B Preferred shares were authorized, of which 1,500 shares were issued and outstanding.

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

On December 18, 2019, the Company approved the authorization of a 1 for 1,000 reverse stock split of the Nevada warrant holders exercised the warrants and the Company issued 789 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

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

On April 19, 2021, in connection with the Merger Agreement, the Company approved the authorization of a 1 for 150 reverse stock split of the Company’s outstanding shares of common stock. In addition, the Company reduced the number of authorized shares to 200,000,000 with a par value of $0.0001. The reverse split was effective on June 11, 2021, and the financial statements have been retroactively adjusted to take this into account for all periods presented. During the year ended December 31, 2021, the Company issued 9,932 common shares due to rounding in connection with the reverse stock split.

On August 3, 2021, the Company’ Board of Directors and the Majority Stockholders owning a majority of the Company’s voting securities, approved a resolution authorizing the Company to amend the Articles of Incorporation to increase the number of authorized Common Shares from 200,000,000 to 500,000,000 shares at par value $0.0001 per share.

On August 11, 2021, the Company’ Board of Directors and the Majority Stockholders owning a majority of the Company’s voting securities, approved a resolution authorizing the Company to amend the Articles of Incorporation to increase the number of authorized Common Shares from 500,000,000 to 1,000,000,000 shares at par value $0.0001 per share.

On September 2, 2021, the Company’ Board of Directors and the Majority Stockholders owning a majority of the Company’s voting securities, approved a resolution authorizing the Company to amend the Articles of Incorporation to increase the number of authorized Common Shares from 1,000,000,000 to 2,000,000,000 shares at par value $0.0001 per share.

During the year ended December 31, 2021, warrant holders exercised the warrants and the Company issued 6,927,827 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the year ended December 31, 2021, 14,192 shares of Convertible Series A Preferred stock were converted to 74,175,550 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,759,694, which was recorded to the statement of operations.

During the year ended December 31, 2021, the holders of convertible notes converted a total of $877,299 of principal, $55,255 of interest, and $25,900 in note fees, into 106,219,740 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $513,973 and settled $3,085,456 worth of derivative liabilities which was recorded to additional paid in capital.

As of December 31, 2021, 2,000,000,000 common shares, par value $0.0001, were authorized, of which 220,877,962 shares were issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at December 31, 2021:

December 31, 2021
Net tax loss carry-forwards	$1,599,332
Statutory rate	21%
Expected tax recovery	335,860
Change in valuation allowance	(335,860)
Income tax provision	$—

Components of deferred tax asset:
Non capital tax loss carry-forwards	$335,860
Less: valuation allowance	(335,860)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the year ending December 31, 2018, 2019, 2020 and 2021 which are still open for examination.

15. COMMITMENTS AND CONTINGENCIES

Distribution and Licensing Agreements

On November 1, 2021, the Company entered into a Distribution Agreement with South Pacific Traders Oy for the exclusive right to distribute the company’s products in the European Community and the United Kingdom. The term of the agreement is for a period of five years.

On November 1, 2021, the Company entered into an IP Purchase and License Agreement with Maguire & Associates LLC to provide for the marketing of products and services into the European Community based on the inventions of the IP/License Rights to develop and commercialize for the sole benefit BrewBilt Brewing. The agreement is for a period of five years. Pursuant to the agreement, the Company will issue 18,622 Series A shares valued at $5,000,000.

Employee and Director Agreements

On January 1, 2021, the Company dismissed Richard Hylen as CEO, and appointed him as the Chairman and Secretary of the company, and the President of Satel Group Inc., a wholly owned subsidiary of the company, and pursuant with the Employment Agreement and Director Agreement dated January 1, 2021. These Agreements replaced all previous agreements. Mr. Hylen will receive an annual salary of $200,000 to be paid in equal monthly installments. Amounts unpaid will accrue annual interest of 6% and may be converted to Convertible Preferred Series A stock of the company in value of $268.50 per share and under the conversion guidelines of the Certificate of designation for Convertible Preferred Series A stock. Pursuant to the agreement, the company issued 500 Preferred Series B shares. Said shares are control shares and have voting rights only. As Director the undersigned is hereby granted $25,000 of Convertible Preferred Series A shares of the company. On January 20, 2021, the Company issued 93 shares, valued at $25,000.

On January 1, 2021, the Company appointed Jef Lewis as a Director and the Chief Executive Officer, President and Treasurer of the company and pursuant with the Employment Agreement and Director Agreement dated January 1, 2021. These Agreements will replace all previous agreements. The employee will receive an annual salary of $200,000 to be paid in equal monthly installments. Amounts unpaid will accrue annual interest of 6% and may be converted to Convertible Preferred Series A stock of the company in value of $268.50 per share and under the conversion guidelines of the Certificate of designation for Convertible Preferred Series A stock. Pursuant to the agreement, the company issued 500 Preferred Series B shares on January 20, 2021. Said shares are control shares and have voting rights only. As Director the undersigned is hereby granted $25,000 of Convertible Preferred Series A shares. On January 20, 2021, the Company issued 93 shares of Convertible Series A stock valued at $25,000.

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

On March 1, 2021, the Company appointed Bennett Buchanan as a Director and of the company and pursuant with the Employment Agreement and Director Agreement dated March 3, 2021. Pursuant to the Employment Agreement, Mr. Buchanan will be employed on at-will basis and receive an annual salary of $100,000 payable in monthly installments, with unpaid amounts accruing interest at the rate of 6% per annum. Unpaid salary may be converted by Mr. Buchanan into shares of Convertible Series A Preferred Stock of the Company. On March 4, 2021, the Company issued 93 shares of Convertible Series A Preferred Stock, valued at $25,000, pursuant to the Employment Agreement.

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

16. SUBSEQUENT EVENTS

Director Agreements

On January 1, 2022, the Company entered into a Directors Agreement with Jef Lewis for a term of one year. In exchange for serving in this capacity, the Company will issue 186 shares of Convertible Preferred Series A stock at a price of $268.50 per share. The shares are restricted and cannot be sold or otherwise transferred by the undersigned except as provided by law, and in no event, prior to the maturity date of six (6) months.

On January 1, 2022, the Company entered into a Directors Agreement with Sam Berry for a term of one year. In exchange for serving in this capacity, the Company will issue 186 shares of Convertible Preferred Series A stock at a price of $268.50 per share. The shares are restricted and cannot be sold or otherwise transferred by the undersigned except as provided by law, and in no event, prior to the maturity date of six (6) months.

On January 1, 2022, the Company entered into a Directors Agreement with Bennett Buchanan for a term of one year. In exchange for serving in this capacity, the Company will issue 186 shares of Convertible Preferred Series A stock at a price of $268.50 per share. The shares are restricted and cannot be sold or otherwise transferred by the undersigned except as provided by law, and in no event, prior to the maturity date of six (6) months.

On January 1, 2022, the Company entered into a Directors Agreement with Richard Hylen for a term of one year. In exchange for serving in this capacity, the Company will issue 186 shares of Convertible Preferred Series A stock at a price of $268.50 per share. The shares are restricted and cannot be sold or otherwise transferred by the undersigned except as provided by law, and in no event, prior to the maturity date of six (6) months.

Convertible Notes and Agreements

On January 10, 2022, the Company entered in a Convertible Promissory Note with Fourth Man LLC, in the amount of $140,000. The note is unsecured, bears interest at 10% per annum, and matures on January 10, 2023.

On January 11, 2022, the Company entered in a Convertible Promissory Note with Sixth Street Lending LLC, in the amount of $53,750. The note is unsecured, bears interest at 10% per annum, and matures on January 11, 2023.

On January 27, 2022, the Company entered in a Convertible Promissory Note with Mast Hill Fund, L.P. in the amount of $279,000 to pay off two notes with Power Up Lending Group Ltd. The note is unsecured, bears interest at 12% per annum, and matures on January 27, 2023.

On February 10, 2022, the Company entered in a Convertible Promissory Note with Sixth Street Lending LLC, in the amount of $48,750. The note is unsecured, bears interest at 10% per annum, and matures on February 10, 2023.

On March 3, 2022, the Company entered in a Convertible Promissory Note with Mast Hill Fund, L.P., in the amount of $63,000. The note is unsecured, bears interest at 12% per annum, and matures on March 3, 2023.

On March 3, 2022, the Company entered in a Convertible Promissory Note with Mammoth Corporation, in the amount of $27,500. The note is unsecured, bears interest at 0% per annum, and matures on December 3, 2023.

Subsequent Stock Filings and Issuances

On January 14, 2022, the Company filed a Certificate of Amendment with the Florida Secretary of State to increase the number of authorized common shares from 2,000,000,000 to 5,000,000,000 with a par value of $0.0001.

On January 3, 2022, the holder of a convertible note converted a total of $52,500 of principal and fees into 10,500,000 shares of our common stock.

On January 4, 2022, the holder of a convertible note converted a total of $40,079 of principal, interest, and fees into 9,192,541 shares of our common stock.

On January 4, 2022, 66 shares of Convertible Preferred Series A stock was converted in to 10,740,000 shares of common stock.

On January 13, 2022, the holder of a convertible note converted a total of $23,100 of principal into 11,000,000 shares of our common stock.

On January 13, 2022, the holder of a convertible note converted a total of $36,000 of principal into 12,000,000 shares of our common stock.

On January 14, 2022, the holder of a convertible note converted a total of $22,000 of principal into 11,000,000 shares of our common stock.

On January 20, 2022, 52 shares of Convertible Preferred Series A stock was converted in to 6,981,000 shares of common stock.

On January 21, 2022, the holder of a convertible note converted a total of $40,500 of principal into 13,500,000 shares of our common stock.

On January 24, 2022, a warrant holder exercised the warrants and the Company issued 917,764 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On January 31, 2022, a warrant holder exercised the warrants and the Company issued 9,711,786 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On February 1, 2022, the holder of a convertible note converted a total of $21,300 of principal into 12,529,412 shares of our common stock.

On February 3, 2022, the holder of a convertible note converted a total of $16,288 of principal and interest into 9,580,882 shares of our common stock.

On February 8, 2022, 63 shares of Convertible Preferred Series A stock was converted in to 11,276,667 shares of common stock.

On February 14, 2022, the holder of a convertible note converted a total of $27,000 of principal into 16,875,000 shares of our common stock.

On February 14, 2022, the holder of a convertible note converted a total of $28,350 of principal and interest into 17,718,750 shares of our common stock.

On February 25, 2022, the holder of a convertible note converted a total of $23,000 of principal into 17,692,308 shares of our common stock.

On March 1, 2022, the holder of a convertible note converted a total of $21,200 of principal into 17,666,667 shares of common stock.

On March 4, 2022, the Company issued 93 shares of Convertible Preferred Series A stock pursuant to a service agreement.

On March 7, 2022, the holder of a convertible note converted a total of $19,500 of principal into 17,727,273 shares of common stock.

On March 8, the Company issued 18,622 shares of Convertible Preferred Series A stock pursuant to a licensing agreement.

On March 8, 2022, 78 shares of Convertible Preferred Series A stock was converted in to 20,943,000 shares of common stock.

On March 11, 2022, the holder of a convertible note converted a total of $15,050 of principal and $950 of interest into 20,000,000 shares of common stock.

On March 16, 2022, the holder of a convertible note converted a total of $2,988 of interest into 4,458,955 shares of common stock.

On March 17, 2022, the holder of a convertible note converted a total of $13,400 of principal into 20,937,500 shares of common stock.

On March 17, 2022, 78 shares of Convertible Preferred Series A stock was converted in to 20,943,000 shares of common stock.

On March 21, 2022, the holder of a convertible note converted a total of $13,400 of principal into 20,937,500 shares of common stock.

On March 22, 2022, the holder of a convertible note converted a total of $13,400 of principal into 20,937,500 shares of common stock.

On March 23, 2022, 60 shares of Convertible Preferred Series A stock was converted in to 26,850,000 shares of common stock.

On March 24, 2022, the holder of a convertible note converted a total of $3,550 of principal and $2,188 of interest into 8,964,844 shares of common stock.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021, based on criteria established in “Internal Control - Integrated Framework (2013)” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2021, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the name and age of our directors and executive officer as of December 31, 2021:

Name	Age	Position with the Company	Position Held Since
Richard Hylen	75	Chairman of the Board, Secretary and President (Satel)	January 1, 2021
Jef Lewis	48	Chief Executive Officer, President, Treasurer and Director	January 1, 2021
Samuel Berry	43	Chief Operating Officer and Director	January 1, 2021
Bennett Buchanan	37	Director	March 1, 2021

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Richard Hylen: Mr. Hylen is 75 years old. As the Founder of Satel Inc., the Managing Director of Turner Broadcasting Far East LTD, and a Senior Executive of Viacom’s San Francisco cable company, Richard has over 35 years of experience providing video and Internet using the most advanced technologies including: cable, fiber, satellite, wireless and CAT5 not only domestically, but to over 50 countries worldwide. His skill set encompasses successfully negotiating complicated licensing agreements with governmental entities, creating joint venture partnerships, developing strategic distribution relationships, financing, designing, installing, and managing advanced technologies to provide consumers with video and Internet services. Hylen used his extensive corporate management expertise combined with his technical knowledge to create Satel, recognized as one of the nation’s largest providers of DirecTV to high rise buildings in a major metropolitan market.

Jeffrey Lewis: Mr. Lewis is 48 years old. He is the founder, Chairman and CEO of BrewBilt Manufacturing, Inc., a multiple million dollar craft beer brewery manufacturing facility in Northern California. He has over 15 years of experience managing engineering, design, and fabrication teams that custom design and fabricate integrated stainless steel distillation and brewing systems for the craft beer beverage industries.

Samuel Berry: Mr. Berry is 43 years old and a graduate from Keene State College in New Hampshire with a Bachelor of Science, and a graduate from Florida International University with his Master of Science. Sam is a Director of BrewBilt Manufacturing Inc. and is experienced with the operations of a public craft beer manufacturing business. With over 15 years of business experience in management, he oversees the operations of BrewBilt Brewing.

Bennett Buchanan: Mr. Buchanan is 37 years old and the co-founder and brewer for the award-winning Old Bus Tavern brewpub in San Francisco. He has also honed his skills brewing on a production scale for the Fort Point Beer Company. Bennett holds a Bachelor of Science in Civil Engineering and a Master of Engineering Management from Cornell University.

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

Audit Committee and Audit Committee Financial Expert

As of December 31, 2021,  the Company did not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Code of Ethics

As of December 31, 2021,  the board of directors had not adopted a code of ethics due to Company’s limited number of executive officers and employees that would be covered by such a code and the Company’s limited financial resources. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors, and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the year ending December 31, 2021 .

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officer and director for the years ended December 31, 2021 and December 31, 2020. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Richard Hylen	2021	200,000	—	—	—	—	—	25,000	225,000
Chairman, Secretary, and President (Satel)	2020	120,000	—	—	—	—	—	—	120,000
Jef Lewis	2021	200,000	—	—	—	—	—	25,000	225,000
President, Chief Executive Officer, Treasurer, and Director	2020	—	—	—	—	—	—	—	—
Sam Berry	2021	100,000	—	—	—	—	—	75,000	175,000
Chief Operating Officer and Director	2020	—	—	—	—	—	—	—	—
Bennett Buchanan	2021	83,333	—	—	—	—	—	25,000	108,333
Director	2020	—	—	—	—	—	—	—	—
Baron Tennelle	2021	—	—	—	—	—	—	—	—
Former Director	2020	45,000	—	—	—	—	—	—	45,000
Dusty Vereker	2021	—	—	—	—	—	—	—	—
Former Director	2020	45,000	—	—	—	—	—	—	45,000

Narrative Disclosure to Summary Compensation Table

On January 1, 2021, the Company dismissed Richard Hylen as CEO, and appointed him as the Chairman and Secretary of the company, and the President of Satel Group Inc., a wholly owned subsidiary of the company, and pursuant with the Employment Agreement and Director Agreement dated January 1, 2021. These Agreements replaced all previous agreements. Mr. Hylen will receive an annual salary of $200,000 to be paid in equal monthly installments. Amounts unpaid will accrue annual interest of 6% and may be converted to Convertible Preferred Series A stock of the company in value of $268.50 per share and under the conversion guidelines of the Certificate of designation for Convertible Preferred Series A stock. Pursuant to the agreement, the company issued 500 Preferred Series B shares. Said shares are control shares and have voting rights only. As Director the undersigned is hereby granted $25,000 of Convertible Preferred Series A shares of the company. On January 20, 2021, the Company issued 93 shares, valued at $25,000.

On January 1, 2021, the Company appointed Jef Lewis as a Director and the Chief Executive Officer, President and Treasurer of the company and pursuant with the Employment Agreement and Director Agreement dated January 1, 2021. These Agreements will replace all previous agreements. The employee will receive an annual salary of $200,000 to be paid in equal monthly installments. Amounts unpaid will accrue annual interest of 6% and may be converted to Convertible Preferred Series A stock of the company in value of $268.50 per share and under the conversion guidelines of the Certificate of designation for Convertible Preferred Series A stock. Pursuant to the agreement, the company issued 500 Preferred Series B shares on January 20, 2021. Said shares are control shares and have voting rights only. As Director the undersigned is hereby granted $25,000 of Convertible Preferred Series A shares. On January 20, 2021, the Company issued 93 shares of Convertible Series A stock valued at $25,000.

On January 1, 2021, the Company appointed Samuel Berry as a Director and the Chief Operations Officer of the company and pursuant with the Employment Agreement and Director Agreement dated January 1, 2021. These Agreements will replace all previous agreements. The employee will receive an annual salary of $100,000 to be paid in equal monthly installments. Amounts unpaid will accrue annual interest of 6% and may be converted to Convertible Preferred Series A stock of the company in value of $268.50 per share and under the conversion guidelines of the Certificate of designation for Convertible Preferred Series A stock. The company issued to the employee $50,000 of Preferred Series A shares at a value of $268.50 per share. As Director the undersigned is hereby granted $25,000 of Preferred Series A shares of the company, pursuant with the Certificate of Designation for conversion rights of said shares. On January 20, 2021, the Company issued 279 shares of Convertible Preferred Series A shares, valued at $75,000.

On March 1, 2021, the Company appointed Bennett Buchanan as a Director and of the company and pursuant with the Employment Agreement and Director Agreement dated March 3, 2021. Pursuant to the Employment Agreement, Mr. Buchanan will be employed on at-will basis and receive an annual salary of $100,000 payable in monthly installments, with unpaid amounts accruing interest at the rate of 6% per annum. Unpaid salary may be converted by Mr. Buchanan into shares of Convertible Series A Preferred Stock of the Company. On March 4, 2021, the Company issued 93 shares of Convertible Series A Preferred Stock, valued at $25,000, pursuant to the Employment Agreement.

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

On January 9, 2019, the Board of Directors appointed Baron Tennelle as a Director of Simlatus and President of Proscere Bioscience, Inc., a wholly owned subsidiary of Simlatus, effective January 9, 2019. He will receive an annual salary of $45,000 paid out quarterly in either cash or stock at the current fair market value of the stock at time of conversion. During the year ended December 31, 2020, the Company recorded wages of $45,000 in connection with this agreement. On December 28, 2020, Mr. Tennelle resigned from his position with the Company.

On February 19, 2019, the Board of Directors appointed Dusty Vereker as a Director of the company, and Vice President of Proscere Bioscience. Her employment contract allows an annual salary of $45,000 to be paid quarterly in either cash or stock. Ms. Vereker’s Director Agreement allows for fees associated with meetings and conferences. During the year ended December 31, 2020, the Company recorded wages of $45,000 in connection with this agreement. On December 28, 2020, Ms. Vereker resigned from her position with the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended December 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2021, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

			Shares	Percent
	Name and Address		Beneficially	Owned
Title of Class	of Owner	Relationship to Company	Owned (1)	(1)
Common Stock	Richard Hylen	Chairman, Secretary, and President (Satel)	683	0.0003%

Total			683	0.0003%

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

2.	The percentage shown is based on denominator of 220,877,962 shares of common stock issued and outstanding for the company as of December 31, 2021.

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

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2021 the Company made payments of $76,746 to amounts due to related parties, and $96,367 was advanced to the Company by related parties. As of December 31, 2021 and December 31, 2020, the Company owed related parties $264,944 and $245,323, respectively. During the year ended December 31, 2021, the Company recorded imputed interest of $34,179 to the statement of operations with a corresponding increase to additional paid in capital.

On December 22, 2020, the President, Richard Hylen, and the Company entered into two vehicle leases in the amount of $19,314 and $18,689, respectively. The leases have a term of 6 years, from February 5, 2021 January 5, 2027, with monthly payments of $268 and $260, respectively.

During the year ended December 31, 2021, the Company paid a deposit of $450,000 to BrewBilt Manufacturing, Inc. to begin fabrication of a brewery system. The Company anticipates the system will be complete within six to nine months.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by our auditors for the years ended December 31, 2021 and December 31, 2020:

	2021	2020
Audit Fees	$45,500	$44,600
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$45,500	$44,600

Audit Fees

We incurred approximately $45,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the year ended December 31, 2021.

We incurred approximately $44,600 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the year ended December 31, 2020.

Audit-Related Fees

The aggregate fees billed during the years ended December 31, 2021 and 2020 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the years ended December 31, 2021 and 2020 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the years ended December 31, 2021 and 2020 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

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

Dated: April 4, 2022

/s/ Jef Lewis

Jef Lewis

President, Chief Executive Officer and Principal Financial Officer