Form 10-Q
period 2022-03-31
BrewBilt Brewing Co
filed 2022-05-16
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, there were 882,236,482 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

BREWBILT BREWING COMPANY

(Formerly known as Simlatus Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$51,134	$59,261
Accounts receivable	1,724	1,793
Inventory, net	1,810	11,575
Prepaid expenses	26,529	5,036
Related party deposit	677,642	450,000
Total current assets	758,839	527,665

Property, plant and equipment, net	175,567	99,424
Financial lease assets - related party	25,678	26,815
Operating right-of-use assets	179,906	188,770
Security deposit	5,162	5,162

Total assets	$1,145,152	$847,836

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$527,149	$475,429
Accrued wages	1,083,378	1,026,073
Accrued expenses	33,232	31,764
Accrued interest	228,778	245,656
Convertible notes payable in default	124,990	47,990
Convertible notes payable, net of discount	349,615	545,887
Current financing lease liabilities - related party	4,746	4,666
Current operating lease liabilities	36,987	36,369
Derivative liabilities	2,330,094	1,598,253
Loans payable	87,420	87,420
Related party liabilities	316,334	264,944
Total Current liabilities	5,122,723	4,364,451

Non-current financing lease liabilities - related party	20,932	22,149
Non-current operating lease liabilities	142,919	152,401
Non-current related party note payable	90,355	—

Total liabilities	5,376,929	4,539,001

Series A convertible preferred stock: 100,000 shares authorized, par value $0.0001; 49,000 shares issued and outstanding at March 31, 2022 30,746 shares issued and outstanding at December 31, 2021 (1)	13,156,500	8,255,301
Convertible preferred stock payable	599,829	5,000,000

Stockholders’ deficit:
Series B preferred stock: 5,000 shares authorized, par value $0.0001; 1,500 shares issued and outstanding at March 31, 2022 1,500 shares issued and outstanding at December 31, 2021	—	—
Common stock: 15,000,000,000 shares authorized, par value $0.0001; 631,100,311 shares issued and outstanding at March 31, 2022 220,877,962 shares issued and outstanding at December 31, 2021 (1)	63,110	22,088
Additional paid in capital	6,674,721	5,528,281
Accumulated deficit	(24,725,937)	(22,496,835)
Total stockholders’ deficit	(17,988,106)	(16,946,466)
Total liabilities and stockholders’ deficit	$1,145,152	$847,836

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-one hundred and fifty reverse stock split that was made effective on June 11, 2021.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2022	2021
Sales	$89,741	$87,407
Cost of materials	9,775	2,491
Gross profit	79,966	84,916

Operating expenses:
Depreciation	7,647	—
G&A expenses	408,421	230,255
Professional fees	9,159	11,657
Salaries and wages	658,139	1,243,130
Total operating expenses	1,083,366	1,485,042

Loss from operations	(1,003,400)	(1,400,126)

Other income (expense):
Interest income	2	—
Loss on settlement of debt	(750)	—
Gain (loss) on conversion of debt	18,236	(147,379)
Loss on conversion of debt of preferred shares	(136,754)	(1,122,681)
Derivative income (expense)	(558,366)	1,506,631
Interest expense	(548,070)	(156,602)
Total other income (expense)	(1,225,702)	79,969

Net profit (loss) before income taxes	(2,229,102)	(1,320,157)
Income tax expense	—	—
Net profit (loss)	$(2,229,102)	$(1,320,157)

Per share information
Weighted average number of common shares outstanding, basic (1)	382,078,408	50,575,725
Net income (loss) per common share, basic and diluted	$(0.0058)	$(0.03)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-one hundred and fifty reverse stock split that was made effective on June 11, 2021.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Convertible Preferred Stock					Preferred Stock				Additional	Accumulated	Total
	Series A (1)		Series C		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2021	30,746	$8,255,301	—	$—	$5,000,000	1,500	$—	220,877,962	$22,088	$5,528,281	$(22,496,835)	$(16,946,466)
Conversion of debt to common stock	—	—	—	—	—	—	—	273,219,132	27,322	387,434	—	414,756
Convertible preferred stock converted to common stock	(461)	(123,779)	—	—	—	—	—	126,373,667	12,637	247,896	—	260,533
Convertible preferred stock payable converted to preferred stock	18,622	5,000,007	—	—	(5,000,000)	—	—	—	—	(7)	—	(7)
Convertible preferred shares to be issued to settle accrued wages	—	—	—	—	400,065	—	—	—	—	(65)	—	(65)
Convertible preferred shares to be issued pursuant to director agreements	—	—	—	—	199,764	—	—	—	—	236	—	236
Convertible preferred shares issued for services	93	24,971	—	—	—	—	—	—	—	29	—	29
Cashless warrant exercise	—	—	—	—	—	—	—	10,629,550	1,063	(1,063)	—	—
Warrant discounts	—	—	—	—	—	—	—	—	—	83,372	—	83,372
Imputed interest	—	—	—	—	—	—	—	—	—	10,286	—	10,286
Derivative settlements	—	—	—	—	—	—	—	—	—	418,322	—	418,322
Net loss	—	—	—	—	—	—	—	—	—	—	(2,229,102)	(2,229,102)
Balances for March 31, 2022	49,000	$13,156,500	—	$—	$599,829	1,500	$—	631,100,311	$63,110	$6,674,721	$(24,725,937)	$(17,988,106)

	Convertible Preferred Stock					Preferred Stock				Additional	Accumulated	Total
	Series A		Series C		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2020	41,572	$11,162,005	35,583	$355,830	$754,249	500	$—	32,644,913	$3,264	$(6,062,064)	$(15,637,843)	$(21,696,643)
Conversion of debt to common stock	—	—	—	—	—	—	—	10,944,128	1,094	389,080	—	390,174
Convertible preferred stock converted to common stock	(12,963)	(3,480,499)	(35,583)	(355,830)	—	—	—	20,784,050	2,080	4,956,931	—	4,959,011
Convertible preferred stock payable converted to preferred stock	2,809	754,249	—	—	(754,249)	—	—	—	—	—	—	—
Preferred stock issued for services	559	149,992	—	—	—	1,000	—	—	—	785,236	—	785,236
Common stock issued for services	—	—	—	—	—	—	—	233,333	23	87,477	—	87,500
Imputed interest	—	—	—	—	—	—	—	—	—	8,000	—	8,000
Derivative settlements	—	—	—	—	—	—	—	—	—	2,494,842	—	2,494,842
Warrant discounts	—	—	—	—	—	—	—	—	—	164,369	—	164,369
Net loss	—	—	—	—	—	—	—	—	—	—	(1,320,157)	(1,320,157)
Balances for March 31, 2021	31,977	$8,585,747	—	$—	$—	1,500	$—	64,606,424	$6,461	$2,823,871	$(16,958,000)	$(14,127,668)

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-one hundred and fifty reverse stock split that was made effective on June 11, 2021.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,229,102)	$(1,320,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	474,057	134,255
Depreciation	7,647	—
Stock based compensation	600,000	1,118,691
Preferred stock issued for services	25,000	—
Imputed interest	10,286	8,000
Loss (gain) on conversion of debt	(18,236)	147,379
Loss on conversion of preferred shares to common stock	136,754	1,122,681
Loss on settlement of debt	750	—
Change in fair value of derivative liability	558,366	(1,506,631)
Decrease (increase) in operating assets and liabilities:
Accounts receivable	69	(11,727)
Inventory	9,765	(1,920)
Other current assets	—	10,000
Prepaid expenses	(21,493)	—
Accrued interest	63,728	14,345
Accounts payable	51,720	(42,524)
Accrued expenses	169,313	140,226
Advances from related parties	27,391	(33,625)
Net cash (used in) provided by operating activities	(133,985)	(221,007)

Cash flows from investing activities:
Property, plant and equipment, additions	(83,790)	—
Deposit on equipment - related party	(227,642)	(200,000)
Net cash (used in) provided by investing activities	(311,432)	(200,000)

Cash flows from financing activities:
Proceeds from convertible debt	437,290	529,240
Net cash (used in) provided for financing activities	437,290	529,240

Net increase (decrease) in cash	(8,127)	108,233

Cash, beginning of period	59,261	134,855
Cash, end of period	$51,134	$243,088

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Stock issued for debt conversion	$432,992	$242,795
Discount from derivative	$591,797	$364,871
Preferred stock converted to common stock	$123,779	$3,836,330
Related party exchange of accrued wages for note payable	$114,354	$—
Derivative settlements	$418,322	$2,494,842
Warrant discount from debt	$83,372	$164,369
Cashless warrant exercise	$1,063	$—
Convertible note payable exchanged for accrued interest	$16,800	$—
Lease adoption recognition	$—	$89,567
Preferred stock payable converted to preferred stock	$5,000,007	$754,249

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

We obtained the approval of Jeffrey Lewis, Chief Executive Officer; Bennett Buchanan, Director; Samuel Berry, Chief Operations Officer; and Richard Hylen, Chairman of the Board, to the actions described in the Information Statement. Messrs. Lewis, Berry, and Hylen collectively hold 683 shares of our common stock, 6,519 shares of Series A Preferred Stock, and all 1,500 shares of our Series B Preferred Stock, or approximately 99% of the voting power of our stockholders.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $14,385 and $30,324, for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

Revenue Recognition and Related Allowances

During the three months ended March 31, 2022, the Company’s main revenue stream is from selling DirecTV services to corporate and residential customers. 39% of the Company’s revenue is from commissions, 21% is from corporate service subscribers, 8% is from residential service subscribers, and 1% was from installations and equipment. In addition, the Company’s sales for audio/video systems represented 31% of revenues.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2022 and December 31, 2021 is $0.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 for each fair value hierarchy level:

March 31, 2022	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,330,094	$2,330,094

December 31, 2021	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,598,253	$1,598,253

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of March 31, 2022 and December 31, 2021, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Although there were new accounting pronouncements issued or proposed by the FASB as of the three months ended March 31, 2022 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2022, the Company has a shareholders’ deficit of $17,988,106 since its inception, working capital deficit of $4,363,884, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

As of March 31, 2022 and December 31, 2021, prepaid expenses consisted of the following:

	March 31,	December 31,
	2022	2021
Prepaid accounting fees	$1,500	$—
Prepaid leaseholder improvements	25,000	5,000
Prepaid postage	29	36
	$26,529	$5,036

4. RELATED PARTY DEPOSITS

During the periods ending March 31, 2022 and December 31, 2021, the Company paid a deposit of $227,642 and $450,000, respectively, to BrewBilt Manufacturing for fabrication of a brewery system. As of March 31, 2022, the Company has paid a total deposit of $677,642 and anticipates the system will be complete within three to six months.

All fabricated equipment is non-refundable. Any equipment purchased by BrewBilt Manufacturing on behalf of the company would potentially be refundable based on the individual manufacturers return policy.

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost or fair value as of the date of acquisition. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	5 years

Computer software and equipment	2 to 5 years, or the term of a software license, whichever is shorter

Office equipment and furniture	3 to 7 years

Machinery and equipment	3 to 20 years

Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset

Property, plant, and equipment consisted of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Leasehold Improvements	$152,277	$68,487
Machinery and Equipment	40,632	40,632
	192,909	109,119
Less accumulated depreciation	(17,342)	(9,695)
	$175,567	$99,424

During the three months ended March 31, 2022 and March 31, 2021, the company recorded depreciation expenses of $7,647 and $0, respectively.

6. ACCRUED EXPENSES

As of March 31, 2022 and December 31, 2021, accrued expenses were comprised of the following:

	March 31,	December 31,
	2022	2021
Accrued expenses
Credit cards	$9,615	$10,192
Customer deposits	18,307	18,307
Payroll tax liabilities	2,041	—
Sales tax payable	269	265
Short-term loans	3,000	3,000
Total accrued expenses	$33,232	$31,764

Accrued interest
Interest on notes payable	$53,118	$88,114
Interest on short-term loans	1,395	1,214
Interest on accrued wages	174,265	156,328
Total accrued interest	$228,778	$245,656

Accrued wages	$1,083,378	$1,026,073

7. CONVERTIBLE NOTES PAYABLE

As of March 31, 2022 and December 31, 2021, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	March 31,	December 31,
	Note Date	Date	Rate	Rate	2022	2021
Emunah Funding #4*	10/20/2018	7/20/2019	24%	Variable	2,990	2,990
FirstFire Global*	3/8/2021	3/8/2022	12%	0.09	57,000	149,000
Fourth Man #11	3/5/2021	3/5/2022	12%	0.09	—	26,000
Fourth Man #12	9/27/2021	9/27/2022	12%	0.015	111,000	111,000
Fourth Man #13	1/1/2022	1/10/2023	12%	0.015	140,000	—
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Mast Hill Fund #1	1/27/2022	1/27/2023	12%	0.003	279,000	—
Mast Hill Fund #2	3/3/2022	3/3/2023	12%	0.001	63,000	—
Mammoth	3/3/2022	12/3/2021	0%	Variable	27,500	—
May Davis Partners	3/14/2022	12/14/2022	0%	Variable	27,500	—
Labrys Fund #2	7/28/2021	7/28/2022	12%	0.03	—	140,000
Optempus Invest #4*	11/2/2020	11/2/2021	10%	Variable	20,000	20,000
Optempus Invest #5*	11/5/2020	11/5/2021	10%	Variable	20,000	20,000
Optempus Invest #6*	12/31/2020	12/31/2021	6%	Variable	20,000	20,000
Power Up Lending #7	7/9/2021	7/9/2022	10%	Variable	—	78,750
Power Up Lending #8	8/2/2021	8/2/2022	10%	Variable	—	53,750
Power Up Lending #9	8/24/2021	8/24/2022	10%	Variable	—	78,750
Power Up Lending #10	9/8/2021	9/8/2022	10%	Variable	—	43,750
Power Up Lending #11	10/8/2021	10/8/2022	10%	Variable	43,750	43,750
Sixth St Lending #1	1/11/2022	1/11/2023	10%	Variable	53,750	—
Sixth St Lending #2	2/10/2022	2/10/2023	10%	Variable	48,750	—
Sixth St Lending #3	3/21/2022	3/21/2023	10%	Variable	53,750	—
					972,990	792,740
Less debt discount					(498,385)	(198,863)
Notes payable, net of discount					$474,605	$593,877

*	As of March 31, 2022, the balance of notes payable that are in default is $124,990.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended December 31, 2020, the note has converted $13,450 of principal and $4,918 of interest into 48 shares of common stock. As of March 31, 2022, the note has a principal balance of $2,990 and accrued interest of $1,974. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

FirstFire Global Opportunity Fund LLC

On March 8, 2021, the Company received funding pursuant to a convertible note issued to FirstFire Global Opportunities Fund LLC for $300,000 of which $242,900 was received in cash and $57,100 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 8, 2022, and is convertible into common shares at a fixed rate of $0.005. The Company recorded a debt discount from the derivative equal to $300,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $84,000. During the year ended December 31, 2021, the Company issued 40,500,000 common shares upon the conversion of principal in the amount of $235,000, and conversion fees of $5,000. During the three months ended March 31, 2022, the Company issued 36,000,000 common shares upon the conversion of principal in the amount of $92,000, accrued interest of $36,000 and conversion fees of $1,000. As of March 31, 2022, the note has a principal balance of $57,000 and accrued interest of $575. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On March 5, 2021, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $140,000 of which $113,420 was received in cash and $26,580 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 5, 2022 and is convertible into common shares at a fixed rate of $0.00436. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2021, the Company issued 25,242,685 common shares upon the conversion of principal in the amount of $114,000, accrued interest of $271 and conversion fees of $7,000. During the three months ended March 31, 2022, the Company issued 9,192,541 common shares upon the conversion of principal in the amount of $26,000, accrued interest of $12,329 and conversion fees of $1,750. As of March 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 27, 2021, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $111,000 of which $91,000 was received in cash and $20,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on September 27, 2022 and is convertible into common shares at a fixed rate of $0.00436. The Company recorded a debt discount from the derivative equal to $111,000 due to this conversion feature, and $56,260 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2021 of $54,740. As of March 31, 2022, the note has a principal balance of $111,000 and accrued interest of $13,320.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 10, 2022, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $140,000 of which $115,440 was received in cash and $24,560 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on January 10, 2023 and is convertible into common shares at a fixed rate of $0.0015. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, and $30,685 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2022 of $109,315. As of March 31, 2022, the note has a principal balance of $140,000 and accrued interest of $16,800.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 71 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of March 31, 2022, the note has a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Mast Hill Fund, LP

On January 27, 2022, the Company issued a convertible note to Mast Hill Fund, L.P. for $279,000, of which $75,550 was received in cash, $45,900 was recorded as transaction fees, and $157,500 was paid to Labrys Fund, L.P. to settle the principal amount of $140,000 and accrued interest of $16,800. The company recorded a loss on settlement of debt of $750. The note bears interest of 12% per annum, matures on January 27, 2023, and is convertible into common shares at a fixed rate of $0.003. The Company recorded a debt discount from the derivative equal to $258,484 due to this conversion feature, and $44,615 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2022 of $213,869. As of March 31, 2022, the note has a principal balance of $279,000 and accrued interest of $5,779.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $63,000 of which $51,300 was received in cash and $11,700 was recorded as transaction fees. The note bears interest of 12% per annum, matures on March 3, 2023 and is convertible into common shares at a fixed rate of $0.001. The Company recorded a debt discount from the derivative equal to $63,000 due to this conversion feature, and $4,833 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2022 of $58,167. As of March 31, 2022, the note has a principal balance of $63,000 and accrued interest of $580.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Mammoth Corporation

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mammoth Corporation for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 0% (18% per annum upon an event of default), matures on December 3, 2022, and converts into 50% multiplied by the average of the three lowest common stock trading prices during the 30 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $2,800 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2022 of $24,700. As of March 31, 2022, the note has a principal balance of $27,500.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

May Davis Partners Acquisition Company, LLC

On March 14, 2022, the Company received funding pursuant to a convertible note issued to May Davis Partners for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 0% (18% per annum upon an event of default), matures on December 14, 2022, and converts into 50% multiplied by the average of the three lowest common stock trading prices during the 30 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $1,700 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2022 of $27,500. As of March 31, 2022, the note has a principal balance of $27,500.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Labrys Fund, LP

On July 28, 2021, the Company received funding pursuant to a convertible note issued to Labrys Fund, LP for $140,000 of which $112,920 was received in cash and $27,080 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on July 28, 2022, and is convertible into common shares at a fixed rate of $0.03. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2021, the note had a principal balance of $140,000 and accrued interest of $16,800. On January 27, 2022, $157,500 was paid to Labrys Fund, pursuant to a note issued to Mast Hill Fund L.P. which settled the principal amount of $140,000, accrued interest of $16,800, and $750 was recorded to statement of operations as a loss on settlement of debt. As of March 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Optempus Investments, LLC

On November 2, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 2, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. As of March 31, 2022, the note has a principal balance of $20,000 and accrued interest of $3,796. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 5, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 5, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. As of March 31, 2022, the note has a principal balance of $20,000 and accrued interest of $3,760. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 31, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000. The Company received a cash payment of $10,000 on January 8, 2021, and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on December 31, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. As of March 31, 2022, the note has a principal balance of $20,000 and accrued interest of $2,384. This note is currently in default.

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

On July 9, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $78,750, of which $75,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on July 9, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $78,750 due to this conversion feature, which has been amortized to the statement of operations. During the three months ended March 31, 2022, the Company issued 44,110,294 common shares upon the conversion of principal in the amount of $78,750 and accrued interest of $3,938. As of March 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 2, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $53,750, of which $50,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on August 2, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $53,750 due to this conversion feature, which has been amortized to the statement of operations. During the three months ended March 31, 2022, the Company issued 34,593,750 common shares upon the conversion of principal in the amount of $53,750 and accrued interest of $1,600. As of March 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 24, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $78,750, of which $75,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on August 24, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $78,750 due to this conversion feature, which has been amortized to the statement of operations. During the three months ended March 31, 2022, the Company issued 77,545,203 common shares upon the conversion of principal in the amount of $78,750 and accrued interest of $3,938. As of March 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 8, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,750, of which $40,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on September 8, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $43,750 due to this conversion feature, which has been amortized to the statement of operations. During the three months ended March 31, 2022, the Company issued 71,777,344 common shares upon the conversion of principal in the amount of $43,750 and accrued interest of $2,188. As of March 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 8, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,750, of which $40,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on October 8, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of March 31, 2022, $1,788 of the transaction fees have been amortized to the statement of operations and the note has a principal and accrued interest balance of $43,750 and $2,086, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Sixth Street Lending LLC

On January 11, 2022, the Company issued a convertible note to Sixth Street Lending LLC for $53,750, of which $50,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on January 11, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of March 31, 2022, $812 of the transaction fees have been amortized to the statement of operations and the note has a principal and accrued interest balance of $53,750 and $1,163, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On February 10, 2022, the Company issued a convertible note to Sixth Street Lending LLC for $48,750, of which $45,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on February 10, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of March 31, 2022, $503 of the transaction fees have been amortized to the statement of operations and the note has a principal and accrued interest balance of $48,750 and $654, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 21, 2022, the Company issued a convertible note to Sixth Street Lending LLC for $53,750, of which $50,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on March 21, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of March 31, 2022, $103 of the transaction fees have been amortized to the statement of operations and the note has a principal and accrued interest balance of $53,750 and $147, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Convertible Note Conversions

During the three months ended March 31, 2022, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Fee	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Conversion	Price	Issued	Issued to
1/3/2022	$51,500	$—	$1,000	$52,500	$0.00500	10,500,000	FirstFire
1/4/2022	26,000	12,329	1,750	$40,079	$0.00436	9,192,541	Fourth Man #11
1/13/2022	23,100	—	—	$23,100	$0.00210	11,000,000	Power Up #7
1/13/2022	—	36,000	—	$36,000	$0.00300	12,000,000	FirstFire
1/14/2022	22,000	—	—	$22,000	$0.00200	11,000,000	Power Up #7
1/21/2022	40,500	—	—	$40,500	$0.00300	13,500,000	FirstFire
2/1/2022	21,300	—	—	$21,300	$0.00170	12,529,412	Power Up #7
2/3/2022	12,350	3,938	—	$16,288	$0.00170	9,580,882	Power Up #7
2/14/2022	27,000	—	—	$27,000	$0.00160	16,875,000	Power Up #8
2/14/2022	26,750	1,600	—	$28,350	$0.00160	17,718,750	Power Up #8
2/25/2022	23,000	—	—	$23,000	$0.00130	17,692,308	Power Up #9
3/1/2022	21,200	—	—	$21,200	$0.00120	17,666,667	Power Up #9
3/7/2022	19,500	—	—	$19,500	$0.00110	17,727,273	Power Up #9
3/11/2022	15,050	950	—	$16,000	$0.00080	20,000,000	Power Up #9
3/16/2022	—	2,988	—	$2,988	$0.00067	4,458,955	Power Up #9
3/17/2022	13,400	—	—	$13,400	$0.00064	20,937,500	Power Up #10
3/21/2022	13,400	—	—	$13,400	$0.00064	20,937,500	Power Up #10
3/22/2022	13,400	—	—	$13,400	$0.00064	20,937,500	Power Up #10
3/24/2022	3,550	2,188	—	$5,738	$0.00064	8,964,844	Power Up #10
Total conversions	373,000	59,992	2,750	435,742		273,219,132
Gain on conversion	—	—	—	(20,986)
	$373,000	$59,992	$2,750	$414,756		273,219,132

8. LEASES

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

ROU assets and lease liabilities related to our operating leases are as follows:

March 31, 2022
Right-of-use assets	$179,906
Current operating lease liabilities	36,987
Non-current operating lease liabilities	142,919

Years Ending
December 31,	Operating Leases
2022	$36,000
2023	48,000
2024	48,000
2025	48,000
2026	28,000
Total	208,000
Less imputed Interest	28,094
Total liability	$179,906

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Operating Leases	4.3 years	7%

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

The Company evaluated the leases in accordance with ASC 842 and determined that its leases meet the definition of a finance lease.

Financing lease assets and liabilities related to our financing leases are as follows:

March 31, 2022
Right-of-use assets	$25,678
Current financing lease liabilities	4,746
Non-current financing lease liabilities	20,932

The following is a schedule, by years, of future minimum lease payments required under the finance leases:

Years Ending
December 31,	Finance Leases
2022	4,750
2023	6,334
2024	6,334
2025	6,334
2026	6,334
Total	30,086
Less imputed Interest	4,408
Total liability	$25,678

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Leases	4.75 years	7%

9. LOANS PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. As of March 31, 2022 and December 31, 2021, the principal balance owed to Direct Capital Group was $14,500 and $14,500, respectively.

On May 3, 2020, the Company, was granted a loan (the “Loan”) from Bank of America. in the amount of $72,920, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated May 3, 2020 issued by the Borrower, matures on May 3, 2022, and bears interest at a rate of 1% per annum, payable monthly commencing on November 3, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. As of March 31, 2022 and year ended December 31, 2021, the Company recorded accrued interest of $1,394 and $1,215, respectively, on the PPP loan.

10. DERIVATIVE LIABILITIES

During the three months ended March 31, 2022, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at March 31, 2021 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended December 31, 2021:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$159,045	$50,399	$1,388,809	$1,598,253
Initial recognition of derivative liability	1,044,189	611,142	—	1,655,331
Derivative settlements	(385,558)	(32,764)	—	(418,322)
Loss (gain) on derivative liability valuation	(358,945)	(363,002)	216,779	(505,168)
Balance, end of period	$458,731	$265,775	$1,605,588	$2,330,094

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2022:

Valuation date
Expected dividends	0%
Expected volatility	199.91%-215.39%
Expected term	.09 - .92 years
Risk free interest	.17%-1.52%

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

On January 10, 2022, the Company executed a Common Stock Purchase Warrant for 124,444,444 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share and expire on January 10, 2025.

On March 3, 2022, the Company executed a Common Stock Purchase Warrant for 63,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share and expire on March 3, 2027.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	257.55%-561.50%
Expected term	1.76 – 4.93 years
Risk free interest	1.63%-2.45%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	197.65%
Expected term	1 year
Risk free interest	1.63%

11. RELATED PARTY TRANSACTIONS

On December 22, 2020, the President, Richard Hylen, and the Company entered into two vehicle leases in the amount of $19,314 and $18,689, respectively. The leases have a term of 6 years, from February 5, 2021 January 5, 2027, with monthly payments of $268 and $260, respectively.

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2021 the Company made payments of $76,746 to amounts due to related parties, and $96,367 was advanced to the Company by related parties. During the three months ended March 31, 2022, the Company made payments of $13,538 to amounts due to related parties, and $40,928 was advanced to the Company by related parties.

On March 31, 2022, the Company elected not to renew an employee agreement with Mike Schatz and converted accrued wages and interest of $114,355 to an interest free promissory note. This note will be repaid commencing on April 1, 2022, in monthly installments of no less than $2,000 until the principal amount is satisfied and paid in full. As of March 31, 2022, the Company recorded $24,000 to current related party liabilities and $90,355 to non-current related party liabilities on the balance sheet.

As of March 31, 2022 and December 31, 2021, the Company has current related parties liabilities of $316,334 and $264,944, respectively, and non-current related party liabilities of $90,355 and $0, respectively.

During the three months ended March 31, 2022, the Company recorded imputed interest of $10,286 to the statement of operations with a corresponding increase to additional paid in capital.

During the periods ending March 31, 2022 and December 31, 2021, the Company paid a deposit of $227,642 and $450,000, respectively, to BrewBilt Manufacturing for fabrication of a brewery system. As of March 31, 2022, the Company has paid a total deposit of $677,642 and anticipates the system will be complete within three to six months.

All fabricated equipment is non-refundable. Any equipment purchased by BrewBilt Manufacturing on behalf of the company would potentially be refundable based on the individual manufacturers return policy.

12. CONVERTIBLE PREFERRED STOCK

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

During the year ended December 31, 2021, the Company issued 93 shares each of Convertible Series A Preferred stock to Richard Hylen, Jef Lewis, and Bennett Buchanan and 279 shares of Convertible Series A Preferred stock to Sam Berry, pursuant to employee, consulting, and director agreements (Note 16). These shares were issued at a value at $149,992 and resulted in a gain of conversion of $6, which was recorded to the statement of operations.

On March 4, 2022, the Company issued 93 shares of Series A Convertible Preferred stock for $25,000 in advertising services provided by Jef Freeman. The shares were valued at $24,971, and $29 was recorded to additional paid in capital.

On November 1, 2021, the Company entered into a Licensing Agreement with Maguire & Associates and agreed to issue 18,622 shares of Convertible Preferred Series A stock valued at $5,000,000. The shares were issued on March 8, 2022 and $5,000,007 was reclassified to Series A Convertible Preferred Stock, and $7 was recorded to additional paid in capital.

During the three months ended March 31, 2022, 461 shares of Convertible Series A Preferred stock were converted to 126,373,667 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $136,754, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $268.50 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $13,156,500, which represents 49,000 Series A Convertible Preferred Stock at $268.50 per share, issued and outstanding as of March 31, 2022, outside of permanent equity and liabilities.

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

The shares were issued on January 7, 2021 and the Company reclassed $754,249 from Preferred Stock Payable to Convertible Series A Preferred Stock.

On November 1, 2021, the Company entered into a Licensing Agreement with Maguire & Associates and agreed to issue 18,622 shares of Convertible Preferred Series A stock valued at $5,000,000. The shares were issued on March 8, 2022 at a value of $5,000,007, and $5,000,000 was reclassified to Series A Convertible Preferred Stock, and $7 was recorded to additional paid in capital.

On January 1, 2022, the company agreed to issue 186 Convertible Series A shares each to Jef Lewis, Richard Hylen, Sam Berry, and Bennett Buchanan for total fees of $200,000, pursuant to Directors Agreements. The shares have a value of $199,764, and $236 was recorded to additional paid in capital.

On March 31, 2022, the company agreed to issue 1,490 shares of Convertible Series A Preferred stock for compensation in the amount of $400,000, pursuant to an employee agreement with Mike Schatz. The shares have a value of $400,065, and $65 was credited to additional paid in capital.

13. PREFERRED STOCK

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

As of March 31, 2022, 5,000 Series B Preferred shares were authorized, of which 1,500 shares were issued and outstanding.

14. COMMON STOCK

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

During the three months ended March 31, 2022, 461 shares of Convertible Series A Preferred stock were converted to 126,373,667 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $136,754, which was recorded to the statement of operations.

During the three months ended March 31, 2022, the holders of convertible notes converted a total of $373,000 of principal, $59,992 of interest, and $2,750 in note fees, into 273,219,132 shares of common stock in accordance with the conversion terms. The issuances resulted in a gain on conversion of $20,986 and settled $385,558 worth of derivative liabilities which was recorded to additional paid in capital.

As of March 31, 2022, 5,000,000,000 common shares, par value $0.0001, were authorized, of which 631,100,311 shares were issued and outstanding.

15. INCOME TAXES

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

The deferred tax asset and the valuation allowance consist of the following at March 31, 2022:

March 31, 2022
Net tax loss carry-forwards	$2,041,456
Statutory rate	21%
Expected tax recovery	428,706
Change in valuation allowance	(428,706)
Income tax provision	$—

Components of deferred tax asset:
Non capital tax loss carry-forwards	$428,706
Less: valuation allowance	(428,706)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the year ending December 31, 2018, 2019, 2020 and 2021 which are still open for examination.

16. COMMITMENTS AND CONTINGENCIES

Distribution and Licensing Agreements

On November 1, 2021, the Company entered into a Distribution Agreement with South Pacific Traders Oy for the exclusive right to distribute the company’s products in the European Community and the United Kingdom. The term of the agreement is for a period of five years.

On November 1, 2021, the Company entered into an IP Purchase and License Agreement with Maguire & Associates LLC to provide for the marketing of products and services into the European Community based on the inventions of the IP/License Rights to develop and commercialize for the sole benefit BrewBilt Brewing. The agreement is for a period of five years. Pursuant to the agreement, the Company has issued 18,622 Series A shares valued at $5,000,000.

Director Agreements

On January 1, 2022, the Company entered into a new Directors Agreement with Jef Lewis for a term of one year. In exchange for serving in this capacity, the Company will issue 186 shares of Convertible Preferred Series A stock at a price of $268.50 per share. The shares are restricted and cannot be sold or otherwise transferred by the undersigned except as provided by law, and in no event, prior to the maturity date of six (6) months.

On January 1, 2022, the Company entered into a new Directors Agreement with Sam Berry for a term of one year. In exchange for serving in this capacity, the Company will issue 186 shares of Convertible Preferred Series A stock at a price of $268.50 per share. The shares are restricted and cannot be sold or otherwise transferred by the undersigned except as provided by law, and in no event, prior to the maturity date of six (6) months.

On January 1, 2022, the Company entered into a new Directors Agreement with Bennett Buchanan for a term of one year. In exchange for serving in this capacity, the Company will issue 186 shares of Convertible Preferred Series A stock at a price of $268.50 per share. The shares are restricted and cannot be sold or otherwise transferred by the undersigned except as provided by law, and in no event, prior to the maturity date of six (6) months.

On January 1, 2022, the Company entered into a new Directors Agreement with Richard Hylen for a term of one year. In exchange for serving in this capacity, the Company will issue 186 shares of Convertible Preferred Series A stock at a price of $268.50 per share. The shares are restricted and cannot be sold or otherwise transferred by the undersigned except as provided by law, and in no event, prior to the maturity date of six (6) months.

Lease

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

17. SUBSEQUENT EVENTS

Convertible Notes and Agreements

On April 1, 2022, the Company entered in a Convertible Promissory Note with Mast Hill Fund, L.P., in the amount of $425,000. The note is unsecured, bears interest at 12% per annum, and matures on April 1, 2023. In connection with the note, the Company executed a Common Stock Purchase Warrant for 710,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0006 per share and expire on April 1, 2027.

Subsequent Stock Filings and Issuances

On April 5, 2022, the Company filed a Certificate of Amendment with the Florida Secretary of State to increase the number of authorized common shares from 5,000,000,000 to 15,000,000,000 with a par value of $0.0001.

On April 5, 2022, 68 shares of Convertible Preferred Series A stock was converted in to 30,430,000 shares of common stock.

On April 12, 2022, the holder of a convertible note converted a total of $20,100 of principal into 31,406,250 shares of our common stock.

On April 12, 2022, the holder of a convertible note converted a total of $21,750 of principal and fees into 33,984,375 shares of our common stock.

On April 14, 2022, the holder of a convertible note converted a total of $19,200 of principal into 31,475,410 shares of our common stock.

On April 14, 2022, 62 shares of Convertible Preferred Series A stock was converted in to 33,294,000 shares of common stock.

On April 19, 2022, the holder of a convertible note converted a total of $6,638 of principal and interest into 12,068,182 shares of our common stock.

On April 25, 2022, the holder of a convertible note converted a total of $21,750 of principal and fees into 39,545,454 shares of our common stock.

On April 25, 2022, 116 shares of Convertible Preferred Series A stock was converted in to 38,932,500 shares of common stock.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Revenues:

The Company’s revenues were $89,741 for the three months ended March 31, 2022 compared to $87,407 for the three months ended March 31, 2021. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. For the three months ended March 31, 2022, the Company had one major customer who represented approximately 39% of total revenue. Although there was an increase in audio/video system sales, Satel saw a decrease in sales. Richard Hylen has been focused on expansion, and local customer base retention has declined. Satel has strong relationships with commercial and residential building owners and management, and as a public company with the adequate funding, Satel can expand its services and anticipates increasing revenues over the next 24 months. Satel recognizes the customer needs, and the importance of competitive pricing and services. The company believes that it can invest its capital into faster internet, bundling of various internet based services, and expanding its customer base into the entire Bay Area.

Cost of Sales:

The Company’s cost of sales was $9,775 for the three months ended March 31, 2022, compared to $2,491 for the three months ended March 31, 2021. This is due to a higher number of audio/video equipment sales that were sold in the quarter ending March 31, 2022 compared to the three months ending March 31, 2021.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended March 31, 2022 and March 31, 2021, were $1,083,366 and $1,485,042, respectively. The decrease was primarily attributable to a decrease in salaries and wages.

Other Income (Expense):

Other income (expense) for the three months ended March 31, 2022 and March 31, 2021 was $(1,225,702) and $79,969, respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and an increase in loss on conversion of debt of preferred shares.

Net Loss:

Net loss for the three months ended March 31, 2022 was $2,229,102 compared to $1,320,157 for the three months ended March 31, 2021. The increase in net loss can be explained by the changes in the fair value of derivative liabilities.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	March 31,	December 31,
	2022	2021
Current Assets	$758,839	$527,665
Current Liabilities	5,122,723	4,364,451
Working Capital (Deficit)	$(4,363,884)	$(3,836,786)

The overall working capital (deficit) increased from $(3,836,786) at December 31, 2021 to $(4,363,884) at March 31, 2022 due to the increase of derivative liabilities and accounts payable.

	March 31,	March 31,
	2022	2021
Cash Flows (used in) provided by Operating Activities	$(133,985)	$(221,007)
Cash Flows (used in) provided for Investing Activities	(311,432)	(200,000)
Cash Flows (used in) provided for Financing Activities	437,290	529,240
Net Increase (decrease) in Cash During Period	$(8,127)	$108,233

During the three months ended March 31, 2022 cash (used in) provided by operating activities was $(133,985) compared to $(221,007) for the three months ended March 31, 2022. The decrease in the cash used in operating activities is primarily attributed to the change in fair value of derivative liabilities, stock based compensation and loss on conversions.

During the three months ended March 31, 2022 cash (used in) provided for investing activities was $(311,432) compared to $(200,000) for the three months ended March 31, 2021. This increase in cash used in investing activities is due to a related party deposit paid to begin fabrication of a brewery system and fixed asset additions.

During the three months ended March 31, 2022, cash (used in) provided for financing activities was $437,290 compared to $529,240, for the three months ended March 31, 2021. The decrease in cash used by financing activity primarily resulted from a decrease in proceeds from notes payable during the three months ended March 31, 2022.

As of March 31, 2022, the Company had a cash balance and current asset total of $51,134 and $758,839 respectively, compared with $59,261 and $527,665 of cash and current assets, respectively, as of December 31, 2021. The increase in assets was due to the increase in the related party deposit for brewery equipment and prepaid expenses.

As of March 31, 2022, the Company had total current liabilities of $5,122,723 compared with $4,364,451 as of December 31, 2021. The increase in current liabilities was primarily attributed to an increase in derivative liabilities and accounts payable.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of March 31, 2022, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2021 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC on April 4, 2022, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number
Description
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

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

Dated: May 16, 2022

/s/ Jef Lewis
By: Jef Lewis
Its: President, Chief Executive Officer