Form 10-Q
period 2022-06-30
BrewBilt Brewing Co
filed 2022-08-15
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 1,744,338,663 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$28,873	$59,261
Accounts receivable	8,302	1,793
Inventory, net	36,526	11,575
Prepaid expenses	3,250	5,036
Related party deposit	—	450,000
Total current assets	76,951	527,665

Property, plant and equipment, net	1,351,824	99,424
Financial lease assets - related party	24,521	26,815
Operating right-of-use assets	170,891	188,770
Security deposit	5,162	5,162

Total assets	$1,629,349	$847,836

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$796,374	$475,429
Accrued wages	1,231,635	1,026,073
Accrued expenses	51,434	31,764
Accrued interest	276,488	245,656
Convertible notes payable in default	64,990	47,990
Convertible notes payable, net of discount	489,095	545,887
Current financing lease liabilities - related party	4,826	4,666
Current operating lease liabilities	37,614	36,369
Derivative liabilities	2,298,217	1,598,253
Loans payable	112,420	87,420
Related party liabilities	389,003	264,944
Total Current liabilities	5,752,096	4,364,451

Non-current financing lease liabilities - related party	19,695	22,149
Non-current operating lease liabilities	133,277	152,401
Non-current related party note payable	110,355	—

Total liabilities	6,015,423	4,539,001

Series A convertible preferred stock: 100,000 shares authorized; par value $0.0001 49,127 shares issued and outstanding at June 30, 2022 30,746 shares issued and outstanding at December 31, 2021 (1)	13,190,600	8,255,301
Convertible preferred stock payable	599,829	5,000,000

Stockholders’ deficit:
Series B preferred stock: 5,000 shares authorized, par value $0.0001 1,500 shares issued and outstanding at June 30, 2022 1,500 shares issued and outstanding at December 31, 2021	—	—
Common stock: 15,000,000,000 shares authorized; par value $0.0001 1,226,211,935 shares issued and outstanding at June 30, 2022 220,877,962 shares issued and outstanding at December 31, 2021 (1)	122,621	22,088
Additional paid in capital	7,530,927	5,528,281
Accumulated deficit	(25,830,051)	(22,496,835)
Total stockholders’ deficit	(18,176,503)	(16,946,466)
Total liabilities and stockholders’ deficit	$1,629,349	$847,836

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-one hundred and fifty reverse stock split that was made effective on June 11, 2021.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales	$31,418	$69,055	$121,159	$156,462
Cost of materials	20	1,484	9,795	3,975
Gross profit	31,398	67,571	111,364	152,487

Operating expenses:
Depreciation	15,895	563	23,542	563
G&A expenses	317,077	105,198	725,498	335,453
Professional fees	21,469	20,592	30,628	32,249
Salaries and wages	263,654	256,705	921,793	1,499,835
Total operating expenses	618,095	383,058	1,701,461	1,868,100

Loss from operations	(586,697)	(315,487)	(1,590,097)	(1,715,613)

Other income (expense):
Interest income	2	—	4	—
Debt forgiveness	9,940	—	9,940	—
Loss on settlement of debt	—	—	(750)	—
Loss on conversion of debt	(148,790)	(500)	(130,554)	(147,879)
Loss on conversion of debt of preferred shares	(139,228)	—	(275,982)	(1,122,681)
Derivative income (expense)	151,963	682,364	(406,403)	2,188,995
Interest expense	(391,304)	(228,415)	(939,374)	(385,017)
Total other income (expense)	(517,417)	453,449	(1,743,119)	533,418

Net profit (loss) before income taxes	(1,104,114)	137,962	(3,333,216)	(1,182,195)
Income tax expense	—	—	—	—
Net profit (loss)	$(1,104,114)	$137,962	$(3,333,216)	$(1,182,195)

Per share information
Weighted average number of common shares outstanding, basic (1)	807,146,523	64,619,964	683,323,477	57,643,373
Net income (loss) per common share, basic	$(0.0014)	$0.0021	$(0.0049)	$(0.0205)

Per share information
Weighted average number of common shares outstanding, diluted (1)	807,146,523	181,765,165	683,323,477	57,643,373
Net income (loss) per common share, diluted	$(0.0014)	$0.0008	$(0.0049)	$(0.0205)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-one hundred and fifty reverse stock split that was made effective on June 11, 2021.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Convertible Preferred Stock					Preferred Stock				Additional	Accumulated	Total
	Series A (1)		Series C		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2021	30,746	$8,255,301	—	$—	$5,000,000	1,500	$—	220,877,962	$22,088	$5,528,281	$(22,496,835)	$(16,946,466)
Conversion of debt to common stock	—	—	—	—	—	—	—	273,219,132	27,322	387,434	—	414,756
Convertible preferred stock converted to common stock	(461)	(123,779)	—	—	—	—	—	126,373,667	12,637	247,896	—	260,533
Convertible preferred stock payable converted to preferred stock	18,622	5,000,007	—	—	(5,000,000)	—	—	—	—	(7)	—	(7)
Convertible preferred shares to be issued to settle accrued wages	—	—	—	—	400,065	—	—	—	—	(65)	—	(65)
Convertible preferred shares to be issued pursuant to director agreements	—	—	—	—	199,764	—	—	—	—	236	—	236
Convertible preferred shares issued for services	93	24,971	—	—	—	—	—	—	—	29	—	29
Cashless warrant exercise	—	—	—	—	—	—	—	10,629,550	1,063	(1,063)	—	—
Warrant discounts	—	—	—	—	—	—	—	—	—	83,372	—	83,372
Imputed interest	—	—	—	—	—	—	—	—	—	10,286	—	10,286
Derivative settlements	—	—	—	—	—	—	—	—	—	418,322	—	418,322
Net loss	—	—	—	—	—	—	—	—	—	—	(2,229,102)	(2,229,102)
Balances for March 31, 2022	49,000	$13,156,500	—	$—	$599,829	1,500	$—	631,100,311	$63,110	$6,674,721	$(24,725,937)	$(17,988,106)

Conversion of debt to common stock	—	—	—	—	—	—	—	253,025,124	25,302	263,426	—	288,728
Convertible preferred stock converted to common stock	(496)	(133,176)	—	—	—	—	—	312,086,500	31,209	241,319	—	272,528
Common stock issued pursuant to securities purchase agreement	—	—	—	—	—	—	—	30,000,000	3,000	18,000	—	21,000
Convertible preferred shares issued in connection with promissory note	400	107,400	—	—	—	—	—	—	—	—	—	—
Convertible preferred shares issued to settle debt	223	59,876	—	—	—	—	—	—	—	—	—	—
Warrant discounts	—	—	—	—	—	—	—	—	—	193,234	—	193,234
Imputed interest	—	—	—	—	—	—	—	—	—	12,449	—	12,449
Derivative settlements	—	—	—	—	—	—	—	—	—	127,778	—	127,778
Net loss	—	—	—	—	—	—	—	—	—	—	(1,104,114)	(1,104,114)
Balances for June 30, 2022	49,127	$13,190,600	—	$—	$599,829	1,500	$—	1,226,211,935	$122,621	$7,530,927	$(25,830,051)	$(18,176,503)

	Convertible Preferred Stock					Preferred Stock				Additional	Accumulated	Total
	Series A		Series C		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2020	41,572	$11,162,005	35,583	$355,830	$754,249	500	$—	32,644,913	$3,264	$(6,062,064)	$(15,637,843)	$(21,696,643)

Conversion of debt to common stock	—	—	—	—	—	—	—	10,944,128	1,094	389,080	—	390,174
Convertible preferred stock converted to common stock	(12,963)	(3,480,499)	(35,583)	(355,830)	—	—	—	20,784,050	2,080	4,956,931	—	4,959,011
Convertible preferred stock payable converted to preferred stock	2,809	754,249	—	—	(754,249)	—	—	—	—	—	—	—
Preferred stock issued for services	559	149,992	—	—	—	1,000	—	—	—	785,236	—	785,236
Common stock issued for services	—	—	—	—	—	—	—	233,333	23	87,477	—	87,500
Imputed interest	—	—	—	—	—	—	—	—	—	8,000	—	8,000
Derivative settlements	—	—	—	—	—	—	—	—	—	2,494,842	—	2,494,842
Warrant discounts	—	—	—	—	—	—	—	—	—	164,369	—	164,369
Net loss	—	—	—	—	—	—	—	—	—	—	(1,320,157)	(1,320,157)
Balances for March 31, 2021	31,977	$8,585,747	—	$—	$—	1,500	$—	64,606,424	$6,461	$2,823,871	$(16,958,000)	$(14,127,668)

Conversion of debt to common stock	—	—	—	—	—	—	—	350,000	35	10,465	—	10,500
Imputed interest	—	—	—	—	—	—	—	—	—	7,803	—	7,803
Derivative settlements	—	—	—	—	—	—	—	—	—	29,955	—	29,955
Rounding due to reverse stock split	(2)	(459)	—	—	—	—	—	37	—	459	—	459
Net profit	—	—	—	—	—	—	—	—	—	—	137,962	137,962
Balances for June 30, 2021	31,975	$8,585,288	—	$—	$—	1,500	$—	64,956,461	$6,496	$2,872,553	$(16,820,038)	$(13,940,989)

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-one hundred and fifty reverse stock split that was made effective on June 11, 2021.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,333,216)	$(1,182,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	793,075	317,876
Depreciation	23,542	563
Stock based compensation	728,400	1,118,690
Preferred stock issued for services	25,000	—
Imputed interest	22,735	15,803
Forgiveness of debt	(9,940)	—
Loss (gain) on conversion of debt	130,554	147,879
Loss on conversion of preferred shares to common stock	275,982	1,122,681
Loss on settlement of debt	750	—
Change in fair value of derivative liability	406,403	(2,188,995)
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(6,509)	(9,604)
Inventory	(24,951)	(436)
Other current assets	—	10,000
Prepaid expenses	1,786	—
Accrued interest	123,566	51,337
Accounts payable	320,945	(2,043)
Accrued expenses	226,470	324,870
Advances from related parties	120,060	(37,184)
Net cash (used in) provided by operating activities	(175,348)	(310,758)

Cash flows from investing activities:
Property, plant and equipment, additions	(716,640)	(50,305)
Deposit on equipment - related party	—	(200,000)
Net cash (used in) provided by investing activities	(716,640)	(250,305)

Cash flows from financing activities:
Proceeds from convertible debt	836,600	529,240
Proceeds from promissory notes	25,000	—
Net cash (used in) provided for financing activities	861,600	529,240

Net increase (decrease) in cash	(30,388)	(31,823)

Cash, beginning of period	59,261	134,855
Cash, end of period	$28,873	$103,032

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Stock issued for debt conversion	$572,930	$252,795
Discount from derivative	$839,661	$529,240
Preferred stock converted to common stock	$256,955	$3,836,330
Preferred stock issued to settle debt	$60,000
Related party exchange of accrued wages for note payable	$114,354	$—
Derivative settlements	$546,100	$2,524,797
Warrant discount from debt	$276,606	$164,369
Cashless warrant exercise	$1,063	$—
Convertible note payable exchanged for accrued interest	$16,800	$—
Lease adoption recognition	$—	$89,567
Preferred stock payable converted to preferred stock	$5,000,007	$754,249
Fixed assets exchanged for related party accounts payable	$109,302	$—

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

BrewBilt Brewing began operations on June 29, 2022 with a 20-bbl batch of Party Eyes Kolsch. That first brew was released to market in both kegs and cans on July 19, followed by Jester’s Privilege IPA on July 22. The first batch of Party Eyes Kolsch sold so quickly that the Company is releasing the second batch on August 15 to satisfy customer demand. The Company’s second hoppy offering, Wizard Boots Hazy Pale Ale, will be released in the last week of August. Brain Bypass Helles, a traditional German lager, will complete its cold conditioning for release during the second week of September. This fourth style will complete BrewBilt’s “core four” year round offerings. In addition, the Company has also brewed its first seasonal beer called Royal Event Festbier, an Oktoberfest-inspired brew to be released in mid-September.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $22,022 and $30,324, for the six months ended June 30, 2022 and June 30, 2021, respectively.

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

Revenue Recognition and Related Allowances

During the six months ended June 30, 2022, the Company’s main revenue stream is from selling DirecTV services to corporate and residential customers. 29% of the Company’s revenue is from commissions, 27% is from corporate service subscribers, 11% is from residential service subscribers, and 10% was from installations and equipment. In addition, the Company’s sales for audio/video systems represented 23% of revenues.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2022 and December 31, 2021 is $0.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 for each fair value hierarchy level:

June 30, 2022	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,298,217	$2,298,217

December 31, 2021	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,598,253	$1,598,253

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of June 30, 2022 and December 31, 2021, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Although there were new accounting pronouncements issued or proposed by the FASB as of the six months ended June 30, 2022 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2022, the Company has a shareholders’ deficit of $18,176,503 since its inception, working capital deficit of $5,675,145, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

The Company does not have sufficient cash to fund its desired business objectives for its production and marketing for the next 12 months. The Company has arranged financing and intends to utilize the cash received to fund the production and marketing of more beers. This financing may be insufficient to fund expenditures or other cash requirements required to complete the product design for the augmented/virtual reality markets. There can be no assurance the Company will be successful in completing any new product development. The Company plans to seek additional financing if necessary, in private or public equity offering(s) to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

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

As of June 30, 2022 and December 31, 2021, prepaid expenses consisted of the following:

	June 30,	December 31,
	2022	2021
Prepaid accounting fees	$1,500	$—
Prepaid employee wages	1,750	—
Prepaid leaseholder improvements	—	5,000
Prepaid postage	—	36
	$3,250	$5,036

4. RELATED PARTY DEPOSITS

During the periods ending June 30, 2022 and December 31, 2021, the Company paid a deposit of $398,042 and $450,000, respectively, to BrewBilt Manufacturing for fabrication of a brewery system. During the six months ended June 30, 2022, the majority of the brewing equipment was completed and delivered to the company, which enabled the company to begin brewing beer. The equipment that was delivered and put into use has a cost of $957,344, and the company reclassed the deposit amount of $848,042 to fixed assets and recorded $109,302 to accounts receivable for the balance owed on the equipment to BrewBilt Manufacturing. The Company anticipates the remaining equipment will be complete and delivered within three months.

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

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost or fair value as of the date of acquisition. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	5 years

Computer software and equipment	2 to 5 years, or the term of a software license, whichever is shorter

Office equipment and furniture	3 to 7 years

Machinery and equipment	3 to 39 years

Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset

Property, plant, and equipment consisted of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Brewing Equipment	$998,380	$37,699
Computer Equipment	2,933	2,933
Leasehold Improvements	383,748	68,487
	1,385,061	109,119
Less accumulated depreciation	(33,237)	(9,695)
	$1,351,824	$99,424

During the six months ended June 30, 2022, the majority of the brewing equipment was completed and delivered to the company. The equipment that was delivered and put into use has a cost of $957,344. During the six months ended June 30, 2022 and June 30, 2021, the company recorded depreciation expenses of $23,542 and $563, respectively.

6. ACCRUED EXPENSES

As of June 30, 2022 and December 31, 2021, accrued expenses were comprised of the following:

	June 30,	December 31,
	2022	2021
Accrued expenses
Credit cards	$21,737	$10,192
Customer deposits	18,307	18,307
Payroll tax liabilities	7,994	—
Sales tax payable	396	265
Short-term loans	3,000	3,000
Total accrued expenses	$51,434	$31,764

Accrued interest
Interest on notes payable	$77,448	$88,114
Interest on short-term loans	1,576	1,214
Interest on accrued wages	197,464	156,328
Total accrued interest	$276,488	$245,656

Accrued wages	$1,231,635	$1,026,073

7. CONVERTIBLE NOTES PAYABLE

As of June 30, 2022 and December 31, 2021, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	June 30,	December 31,
	Note Date	Date	Rate	Rate	2022	2021
1800 Diagonal Lending #1	1/11/2022	1/11/2023	10%	Variable	53,750	—
1800 Diagonal Lending #2	2/10/2022	2/10/2023	10%	Variable	48,750	—
1800 Diagonal Lending #3	3/21/2022	3/21/2023	10%	Variable	53,750	—
Emunah Funding #4*	10/20/2018	7/20/2019	24%	Variable	2,990	2,990
FirstFire Global*	3/8/2021	3/8/2022	16%	0.0006	57,000	149,000
Fourth Man #11	3/5/2021	3/5/2022	12%	0.0004	—	26,000
Fourth Man #12	9/27/2021	9/27/2022	12%	0.0004	17,000	111,000
Fourth Man #13	1/1/2022	1/10/2023	12%	0.0015	140,000	—
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Mast Hill Fund #1	1/27/2022	1/27/2023	12%	0.003	279,000	—
Mast Hill Fund #2	3/3/2022	3/3/2023	12%	0.001	63,000	—
Mast Hill Fund #3	4/1/2022	4/1/2023	12%	0.0006	425,000	—
Mammoth	3/3/2022	12/3/2021	0%	Variable	27,500	—
May Davis Partners	3/14/2022	12/14/2022	0%	Variable	27,500	—
Labrys Fund #2	7/28/2021	7/28/2022	12%	0.03	—	140,000
Optempus Invest #4	11/2/2020	11/2/2021	10%	Variable	—	20,000
Optempus Invest #5	11/5/2020	11/5/2021	10%	Variable	—	20,000
Optempus Invest #6	12/31/2020	12/31/2021	6%	Variable	—	20,000
Pacific Pier Capital	5/20/2022	5/20/2023	12%	0.00035	60,000	—
Power Up Lending #7	7/9/2021	7/9/2022	10%	Variable	—	78,750
Power Up Lending #8	8/2/2021	8/2/2022	10%	Variable	—	53,750
Power Up Lending #9	8/24/2021	8/24/2022	10%	Variable	—	78,750
Power Up Lending #10	9/8/2021	9/8/2022	10%	Variable	—	43,750
Power Up Lending #11	10/8/2021	10/8/2022	10%	Variable	—	43,750
					1,260,240	792,740
Less debt discount					(706,155)	(198,863)
Notes payable, net of discount					$554,085	$593,877

*	As of June 30, 2022, the balance of notes payable that are in default is $64,990.

1800 Diagonal Lending LLC (formerly Sixth Street Lending LLC)

On January 11, 2022, the Company issued a convertible note to 1800 Diagonal LLC for $53,750, of which $50,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on January 11, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of June 30, 2022, $1,747 of the transaction fees have been amortized to the statement of operations and the note has a principal and accrued interest balance of $53,750 and $2,503, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On February 10, 2022, the Company issued a convertible note to 1800 Diagonal LLC for $48,750, of which $45,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on February 10, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of June 30, 2022, $1,438 of the transaction fees have been amortized to the statement of operations and the note has a principal and accrued interest balance of $48,750 and $1,870, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 21, 2022, the Company issued a convertible note to 1800 Diagonal LLC for $53,750, of which $50,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on March 21, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of June 30, 2022, $1,038 of the transaction fees have been amortized to the statement of operations and the note has a principal and accrued interest balance of $53,750 and $1,487, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended December 31, 2020, the note has converted $13,450 of principal and $4,918 of interest into 48 shares of common stock. As of June 30, 2022, the note has a principal balance of $2,990 and accrued interest of $2,153. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

FirstFire Global Opportunity Fund LLC

On March 8, 2021, the Company received funding pursuant to a convertible note issued to FirstFire Global Opportunities Fund LLC for $300,000 of which $242,900 was received in cash and $57,100 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 8, 2022, and is convertible into common shares at a fixed rate of $0.0006. The Company recorded a debt discount from the derivative equal to $300,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $84,000. During the year ended December 31, 2021, the Company issued 40,500,000 common shares upon the conversion of principal in the amount of $235,000, and conversion fees of $5,000. During the six months ended June 30, 2022, the Company issued 36,000,000 common shares upon the conversion of principal in the amount of $92,000, accrued interest of $36,000 and conversion fees of $1,000. As of June 30, 2022, the note has a principal balance of $57,000 and accrued interest of $2,848. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On March 5, 2021, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $140,000 of which $113,420 was received in cash and $26,580 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 5, 2022 and is convertible into common shares at a fixed rate of $0.00436. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2021, the Company issued 25,242,685 common shares upon the conversion of principal in the amount of $114,000, accrued interest of $271 and conversion fees of $7,000. During the six months ended June 30, 2022, the Company issued 9,192,541 common shares upon the conversion of principal in the amount of $26,000, accrued interest of $12,329 and conversion fees of $1,750. As of June 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 27, 2021, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $111,000 of which $91,000 was received in cash and $20,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on September 27, 2022 and is convertible into common shares at a fixed rate of $0.00436. The Company recorded a debt discount from the derivative equal to $111,000 due to this conversion feature, and $83,933 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2022 of $27,066. During the six months ended June 30, 2022, the Company issued 178,075,282 common shares upon the conversion of principal in the amount of $94,000 and conversion fees of $7,000. As of June 30, 2022, the note has a principal balance of $17,000 and accrued interest of $13,320.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 10, 2022, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $140,000 of which $115,440 was received in cash and $24,560 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on January 10, 2023 and is convertible into common shares at a fixed rate of $0.0015. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, and $65,589 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2022 of $74,411. As of June 30, 2022, the note has a principal balance of $140,000 and accrued interest of $16,800.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued 71 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of June 30, 2022, the note has a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Labrys Fund, LP

On July 28, 2021, the Company received funding pursuant to a convertible note issued to Labrys Fund, LP for $140,000 of which $112,920 was received in cash and $27,080 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on July 28, 2022, and is convertible into common shares at a fixed rate of $0.03. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2021, the note had a principal balance of $140,000 and accrued interest of $16,800. On January 27, 2022, $157,500 was paid to Labrys Fund, pursuant to a note issued to Mast Hill Fund L.P. which settled the principal amount of $140,000, accrued interest of $16,800, and $750 was recorded to statement of operations as a loss on settlement of debt. As of June 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Maguire and Associates, LLC

On April 1, 2022, the Company accepted and agreed to a Note Purchase Agreement, whereby Maguire and Associates LLC acquired $60,000 in principal and $9,940 of accrued interest from three convertible notes issued to Optempus Investments, LLC. On April 1, 2022, the Company agreed to convert the principal balance of $60,000 into Convertible Series A shares. On April 1, 2022, the company issued 223 shares of Convertible Series A shares to Maguire and Associates, LLC, valued at $59,875, and recorded a gain on conversion of debt of $125 to the statement of operations. Maguire and Associates, LLC agreed to forgive the accrued interest amount of $9,940, which was recorded to the statement of operations.

Mammoth Corporation

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mammoth Corporation for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 0% (18% per annum upon an event of default), matures on December 3, 2022, and converts into 50% multiplied by the average of the three lowest common stock trading prices during the 30 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $11,900 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2022 of $15,600. As of June 30, 2022, the note has a principal balance of $27,500.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Mast Hill Fund, LP

On January 27, 2022, the Company issued a convertible note to Mast Hill Fund, L.P. for $279,000, of which $75,550 was received in cash, $45,900 was recorded as transaction fees, and $157,500 was paid to Labrys Fund, L.P. to settle the principal amount of $140,000 and accrued interest of $16,800. The company recorded a loss on settlement of debt of $750. The note bears interest of 12% per annum, matures on January 27, 2023, and is convertible into common shares at a fixed rate of $0.003. The Company recorded a debt discount from the derivative equal to $258,484 due to this conversion feature, and $109,059 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2022 of $149,425. As of June 30, 2022, the note has a principal balance of $279,000 and accrued interest of $14,126.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $63,000 of which $51,300 was received in cash and $11,700 was recorded as transaction fees. The note bears interest of 12% per annum, matures on March 3, 2023 and is convertible into common shares at a fixed rate of $0.001. The Company recorded a debt discount from the derivative equal to $63,000 due to this conversion feature, and $20,540 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2022 of $42,460. As of June 30, 2022, the note has a principal balance of $63,000 and accrued interest of $2,465.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 1, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $425,000 of which $351,550 was received in cash and $73,450 was recorded as transaction fees. The note bears interest of 12% per annum, matures on April 1, 2023 and is convertible into common shares at a fixed rate of $0.0006. The Company recorded a debt discount from the derivative equal to $425,000 due to this conversion feature, and $104,795 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2022 of $320,205. As of June 30, 2022, the note has a principal balance of $425,000 and accrued interest of $12,575.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

May Davis Partners Acquisition Company, LLC

On March 14, 2022, the Company received funding pursuant to a convertible note issued to May Davis Partners for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 0% (18% per annum upon an event of default), matures on December 14, 2022, and converts into 50% multiplied by the average of the three lowest common stock trading prices during the 30 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $10,800 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2022 of $16,700. As of June 30, 2022, the note has a principal balance of $27,500.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Optempus Investments, LLC

On November 2, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 2, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. On April 1, 2022, Optempus Investments, LLC entered into a Note Purchase Agreement with Maguire and Associates LLC, whereby the principal amount of $20,000 and accrued interest of $3,796 was reassigned to Maguire & Associates. As of June 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 5, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 5, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. On April 1, 2022, Optempus Investments, LLC entered into a Note Purchase Agreement with Maguire and Associates LLC, whereby the principal amount of $20,000 and accrued interest of $3,760 was reassigned to Maguire & Associates. As of June 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 31, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000. The Company received a cash payment of $10,000 on January 8, 2021, and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on December 31, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. On April 1, 2022, Optempus Investments, LLC entered into a Note Purchase Agreement with Maguire and Associates LLC, whereby the principal amount of $20,000 and accrued interest of $2,384 was reassigned to Maguire & Associates. As of June 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Pacific Pier Capital LLC

On May 20, 2022, the Company received funding pursuant to a convertible note issued to Pacific Pier Capital LLC for $60,000 of which $47,760 was received in cash and $12,240 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on May 20, 2023 and is convertible into common shares at a fixed rate of $0.00035. The Company recorded a debt discount from the derivative equal to $60,000 due to this conversion feature, and $6,740 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2022 of $53,260. As of June 30, 2022, the note has a principal balance of $60,000 and accrued interest of $7,200.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Power Up Lending Group Ltd.

On May 18, 2020, the Company issued a convertible note to Power Up Lending Group Ltd. for $16,000, of which $15,600 was paid to settle accounts payable, and $400 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on May 18, 2021, and is convertible into 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $16,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2020, the Company issued 1,855,556 common shares upon the conversion of principal in the amount of $16,000 and accrued interest of $700. As of June 30, 2022, the note has an accrued interest balance of $100.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 9, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $78,750, of which $75,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on July 9, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $78,750 due to this conversion feature, which has been amortized to the statement of operations. During the six months ended June 30, 2022, the Company issued 44,110,294 common shares upon the conversion of principal in the amount of $78,750 and accrued interest of $3,938. As of June 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 2, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $53,750, of which $50,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on August 2, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $53,750 due to this conversion feature, which has been amortized to the statement of operations. During the six months ended June 30, 2022, the Company issued 34,593,750 common shares upon the conversion of principal in the amount of $53,750 and accrued interest of $1,600. As of June 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 24, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $78,750, of which $75,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on August 24, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $78,750 due to this conversion feature, which has been amortized to the statement of operations. During the six months ended June 30, 2022, the Company issued 77,545,203 common shares upon the conversion of principal in the amount of $78,750 and accrued interest of $3,938. As of June 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 8, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,750, of which $40,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on September 8, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $43,750 due to this conversion feature, which has been amortized to the statement of operations. During the six months ended June 30, 2022, the Company issued 71,777,344 common shares upon the conversion of principal in the amount of $43,750 and accrued interest of $2,188. As of June 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 8, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,750, of which $40,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on October 8, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $43,750 due to this conversion feature, which has been amortized to the statement of operations. During the six months ended June 30, 2022, the Company issued 74,949,842 common shares upon the conversion of principal in the amount of $43,750 and accrued interest of $2,188. As of June 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Convertible Note Conversions

During the six months ended June 30, 2022, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Fee	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Conversion	Price	Issued	Issued to
1/3/2022	$51,500	$—	$1,000	$52,500	$0.00500	10,500,000	FirstFire
1/4/2022	26,000	12,329	1,750	$40,079	$0.00436	9,192,541	Fourth Man #11
1/13/2022	23,100	—	—	$23,100	$0.00210	11,000,000	Power Up #7
1/13/2022	—	36,000	—	$36,000	$0.00300	12,000,000	FirstFire
1/14/2022	22,000	—	—	$22,000	$0.00200	11,000,000	Power Up #7
1/21/2022	40,500	—	—	$40,500	$0.00300	13,500,000	FirstFire
2/1/2022	21,300	—	—	$21,300	$0.00170	12,529,412	Power Up #7
2/3/2022	12,350	3,938	—	$16,288	$0.00170	9,580,882	Power Up #7
2/14/2022	27,000	—	—	$27,000	$0.00160	16,875,000	Power Up #8
2/14/2022	26,750	1,600	—	$28,350	$0.00160	17,718,750	Power Up #8
2/25/2022	23,000	—	—	$23,000	$0.00130	17,692,308	Power Up #9
3/1/2022	21,200	—	—	$21,200	$0.00120	17,666,667	Power Up #9
3/7/2022	19,500	—	—	$19,500	$0.00110	17,727,273	Power Up #9
3/11/2022	15,050	950	—	$16,000	$0.00080	20,000,000	Power Up #9
3/16/2022	—	2,988	—	$2,988	$0.00067	4,458,955	Power Up #9
3/17/2022	13,400	—	—	$13,400	$0.00064	20,937,500	Power Up #10
3/21/2022	13,400	—	—	$13,400	$0.00064	20,937,500	Power Up #10
3/22/2022	13,400	—	—	$13,400	$0.00064	20,937,500	Power Up #10
3/24/2022	3,550	2,188	—	$5,738	$0.00064	8,964,844	Power Up #10
4/12/2022	20,100	—	—	$20,100	$0.00064	31,406,250	Power Up #11
4/12/2022	20,000	—	1,750	$21,750	$0.00064	33,984,375	Fourth Man #12
4/14/2022	19,200	—	—	$19,200	$0.00061	31,475,410	Power Up #11
4/19/2022	4,450	2,188	—	$6,638	$0.00055	12,068,182	Power Up #11
4/25/2022	20,000	—	1,750	$21,750	$0.00055	39,545,454	Fourth Man #12
5/24/2022	25,000	—	1,750	$26,750	$0.00055	48,636,363	Fourth Man #12
6/9/2022	29,000	—	1,750	$30,750	$0.00055	55,909,090	Fourth Man #12
Total conversions	510,750	62,179	9,750	582,679		526,244,256
Loss on conversion	—	—	—	120,804
	$510,750	$62,179	$9,750	$703,483		526,244,256

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

ROU assets and lease liabilities related to our operating leases are as follows:

June 30, 2022
Right-of-use assets	$170,891
Current operating lease liabilities	37,614
Non-current operating lease liabilities	133,277

The following is a schedule, by years, of future minimum lease payments required under the operating leases:

Years Ending
December 31,	Operating Leases
2022	$24,000
2023	48,000
2024	48,000
2025	48,000
2026	28,000
Total	196,000
Less imputed Interest	25,109
Total liability	$170,891

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Operating Leases	4.08 years	7%

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

The Company evaluated the leases in accordance with ASC 842 and determined that its leases meet the definition of a finance lease.

Financing lease assets and liabilities related to our financing leases are as follows:

June 30, 2022
Right-of-use assets	$24,521
Current financing lease liabilities	4,826
Non-current financing lease liabilities	19,695

The following is a schedule, by years, of future minimum lease payments required under the finance leases:

Years Ending
December 31,	Finance Leases
2022	3,167
2023	6,334
2024	6,334
2025	6,334
2026	6,334
Total	28,503
Less imputed Interest	3,982
Total liability	$24,521

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Leases	4.5 years	7%

9. LOANS PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. As of June 30, 2022 and December 31, 2021, the principal balance owed to Direct Capital Group was $14,500 and $14,500, respectively.

On May 3, 2020, the Company, was granted a loan (the “Loan”) from Bank of America. in the amount of $72,920, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated May 3, 2020 issued by the Borrower, matures on May 3, 2022, and bears interest at a rate of 1% per annum, payable monthly commencing on November 3, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. As of June 30, 2022 and year ended December 31, 2021, the Company recorded accrued interest of $1,576 and $1,215, respectively, on the PPP loan.

On June 29, 2022, the Company entered into a Promissory Note with Maguire and Associates LLC in the amount of $25,000. The note bears no interest and is due on or before December 31, 2022.

10. DERIVATIVE LIABILITIES

During the six months ended June 30, 2022, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at June 30, 2022 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the six months ended June 30, 2022:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$159,045	$50,399	$1,388,809	$1,598,253
Initial recognition of derivative liability	1,934,643	1,576,136	—	3,510,779
Derivative settlements	(513,336)	(32,764)	—	(546,100)
Loss (gain) on derivative liability valuation	(1,079,962)	(1,114,498)	(70,255)	(2,264,715)
Balance, end of period	$500,390	$479,273	$1,318,554	$2,298,217

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2022:

Valuation date
Expected dividends	0%
Expected volatility	222.64%-255.69%
Expected term	.09 - .89 years
Risk free interest	1.28%-2.68%

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

On April 1, 2022, the Company executed a Common Stock Purchase Warrant for 710,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0006 per share and expire on April 1, 2027.

On May 20, 2022, the Company executed a Common Stock Purchase Warrant for 60,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share and expire on May 20, 2027.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	239.05%-547.52%
Expected term	1.51 – 4.89 years
Risk free interest	2.80%-3.00%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	227.34%
Expected term	1 year
Risk free interest	2.80%

11. RELATED PARTY TRANSACTIONS

On December 22, 2020, the President, Richard Hylen, and the Company entered into two vehicle leases in the amount of $19,314 and $18,689, respectively. The leases have a term of 6 years, from February 5, 2021 January 5, 2027, with monthly payments of $268 and $260, respectively.

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2021 the Company made payments of $76,746 to amounts due to related parties, and $96,367 was advanced to the Company by related parties. During the six months ended June 30, 2022, the Company made payments of $18,538 to amounts due to related parties, and $142,597 was advanced to the Company by related parties.

On March 31, 2022, the Company elected not to renew an employee agreement with Mike Schatz and converted accrued wages and interest of $114,355 to an interest free promissory note. This note will be repaid commencing on April 1, 2022, in monthly installments of no less than $2,000 until the principal amount is satisfied and paid in full. During the six months ended June 30, 2022, the Company made payments of $4,000. The balance at June 30,2022 is $110,355 and is reported as non-current related party liabilities on the balance sheet.

As of June 30, 2022 and December 31, 2021, the Company has current related parties liabilities of $389,003 and $264,944, respectively, and non-current related party liabilities of $110,355 and $0, respectively.

During the six months ended June 30, 2022, the Company recorded imputed interest of $22,735 to the statement of operations with a corresponding increase to additional paid in capital.

During the periods ending June 30, 2022 and December 31, 2021, the Company paid a deposit of $398,042 and $450,000, respectively, to BrewBilt Manufacturing for fabrication of a brewery system. During the six months ended June 30, 2022, the majority of the brewing equipment was completed and delivered to the company. The equipment that was delivered and put into use has a cost of $957,344, and the company reclassed the deposit amount of $848,042 to fixed assets and recorded $109,302 to accounts payable for the balance owed on the equipment to BrewBilt Manufacturing. The Company anticipates the remaining equipment will be complete and delivered within three months.

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

On April 1, 2022, the Company issued 223 shares of Series A Convertible Preferred stock to settle $60,000 in convertible debt. The shares were valued at $59,875, and a gain on conversion of debt of $124 was recorded to the statement of operations and $78,789 in derivative liabilities were reclassed to additional paid in capital.

During the six months ended June 30, 2022, 957 shares of Convertible Series A Preferred stock were converted to 438,460,167 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $276,107, which was recorded to the statement of operations.

On June 29, 2022, the Company issued 400 shares of Convertible Series A Preferred stock, valued at $107,400, in connection with a promissory note.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $268.50 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $13,190,600, which represents 49,127 Series A Convertible Preferred Stock at $268.50 per share, issued and outstanding as of June 30, 2022, outside of permanent equity and liabilities.

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

As of June 30, 2022, 5,000 Series B Preferred shares were authorized, of which 1,500 shares were issued and outstanding.

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

On May 20, 2022, the Company issued 30,000,000 shares of common stock, valued at $21,000, in connection with a Securities Purchase Agreement.

During the six months ended June 30, 2022, 957 shares of Convertible Series A Preferred stock were converted to 438,460,167 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $276,107, which was recorded to the statement of operations.

During the six months ended June 30, 2022, the holders of convertible notes converted a total of $510,750 of principal, $62,179 of interest, and $9,750 in note fees, into 526,244,256 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $130,554 and settled $482,162 worth of derivative liabilities which was recorded to additional paid in capital.

As of June 30, 2022, 15,000,000,000 common shares, par value $0.0001, were authorized, of which 1,226,211,935 shares were issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at June 30, 2022:

June 30, 2022
Net tax loss carry-forwards	$2,559,589
Statutory rate	21%
Expected tax recovery	537,514
Change in valuation allowance	(537,514)
Income tax provision	$—

Components of deferred tax asset:
Non capital tax loss carry-forwards	$537,514
Less: valuation allowance	(537,514)
Net deferred tax asset	$—

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

17. SUBSEQUENT EVENTS

Settlement and Sale Agreement

On July 1, 2022, the Company agreed to sell the wholly owned subsidiary, Satel Group, Inc., to Richard Hylen in exchange for all outstanding debt owed to Mr. Hylen. Mr. Hylen has agreed to exchange the debt owed to him by the Company in exchange for the purchase of Satel Group, Inc. As of June 30, 2022, this debt is inclusive of unpaid wages of $254,272 and interest owed on the unpaid wages of $9,824 for a total amount of $264,096. Furthermore, Mr. Hylen made advances to Satel in the amount of $304,314. On August 9, 2022, the Company issued 2,406 shares of Convertible Preferred Series A stock valued at $646,011.

Convertible Notes

On July 13, 2022, the Company entered in a Convertible Promissory Note with Mast Hill Fund, L.P., in the amount of $125,000. The note is unsecured, bears interest at 12% per annum, and matures on July 13, 2023. In connection with the note, the Company executed a Common Stock Purchase Warrant for 417,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0003 per share and expire on July 13, 2027.

Subsequent Stock Filings and Issuances

On July 1, 2022, the Company issued 2,406 shares of Convertible Series A Preferred stock to Richard Hylen in connection with the Settlement and Sale Agreement. In addition, the Company retired 500 Series B Preferred shares pursuant to the agreement.

On July 18, 2022, the holder of a convertible note converted a total of $18,900 of principal into 60,967,742 shares of our common stock.

On July 21, 2022, the holder of a convertible note converted a total of $14,600 of principal into 60,833,333 shares of our common stock.

On July 22, 2022, the holder of a convertible note converted a total of $14,600 of principal into 60,833,333 shares of our common stock.

On July 26, 2022, the holder of a convertible note converted a total of $5,650 of principal and $2,688 of accrued interest into 34,739,583 shares of our common stock.

On July 27, 2022, a warrant holder exercised the warrants and the Company issued 72,000,000 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On August 3, 2022, the Company issued 75,627,737 shares of common stock in connection with an Equity Purchase Agreement.

On August 10, 2022, the holder of a convertible note converted a total of $13,250 of interest and $1,750 in conversion fees into 75,000,000 shares of our common stock.

On August 10, 2022, the holder of a convertible note converted a total of $17,000 of principal and $1,750 in conversion fees into 78,125,000 shares of our common stock.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

Revenues:

The Company’s revenues were $31,418 for the three months ended June 30, 2022 compared to $69,055 for the three months ended June 30, 2021. The decrease was primarily due to a decrease in DirecTV revenues. For the three months ended June 30, 2022, 60% of the revenue was from monthly commercial and residential customers. Richard Hylen has been focused on expansion, and local customer base retention has declined. Satel has strong relationships with commercial and residential building owners and management, and as a public company with the adequate funding, Satel can expand its services and anticipates increasing revenues over the next 24 months. Satel recognizes the customer needs, and the importance of competitive pricing and services. The company believes that it can invest its capital into faster internet, bundling of various internet based services, and expanding its customer base into the entire Bay Area.

Cost of Sales:

The Company’s cost of sales was $20 for the three months ended June 30, 2022, compared to $1,484 for the three months ended June 30, 2021. This is due to a higher number of audio/video equipment sales that were sold in the quarter ending June 30, 2021 compared to the three months ending June 30, 2022.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended June 30, 2022 and June 30, 2021, were $618,095 and $383,058, respectively. The increase was primarily attributable to an increase in wages and expenses related to the brewery.

Other Income (Expense):

Other income (expense) for the three months ended June 30, 2022 and June 30, 2021 was $(517,417) and $453,449, respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and an increase in loss on conversion of debt.

Net Profit (Loss):

Net profit (loss) for the three months ended June 30, 2022 was $(1,104,114) compared to $137,962 for the three months ended June 30, 2021. The increase in net loss can be explained by the changes in the fair value of derivative liabilities and the increase in operating expenses.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Revenues:

The Company’s revenues were $121,159 for the six months ended June 30, 2022 compared to $156,463 for the six months ended June 30, 2021. The company has a strong relationship with DirecTV and has focused its efforts on expanding services outside of the San Francisco metropolitan area. For the six months ended June 30, 2022, the Company had one major customer who represented approximately 29% of total revenue. Although there was an increase in audio/video system sales, Satel saw a decrease in sales. Richard Hylen has been focused on expansion, and local customer base retention has declined. Satel has strong relationships with commercial and residential building owners and management, and as a public company with the adequate funding, Satel can expand its services and anticipates increasing revenues over the next 24 months. Satel recognizes the customer needs, and the importance of competitive pricing and services. The company believes that it can invest its capital into faster internet, bundling of various internet based services, and expanding its customer base into the entire Bay Area.

Cost of Sales:

The Company’s cost of sales was $9,795 for the six months ended June 30, 2022, compared to $3,975 for the six months ended June 30, 2021. This is due to a higher number of audio/video equipment sales that were sold in the six months ending June 30, 2022 compared to the six months ending June 30, 2021.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the six months ended June 30, 2022 and June 30, 2021, were $1,701,461 and $1,868,100, respectively. The variance was primarily attributable to an increase in share based compensation that was reported during the six months ended June 30, 2021.

Other Income (Expense):

Other income (expense) for the six months ended June 30, 2022 and June 30, 2021 was $(1,743,119) and $533,418, respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and an increase in interest expenses.

Net Loss:

Net loss for the six months ended June 30, 2022 was $3,333,216 compared to $1,182,195 for the six months ended June 30, 2021. The increase in net loss can be explained by the changes in the fair value of derivative liabilities.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	June 30,	December 31,
	2022	2021
Current Assets	$76,951	$527,665
Current Liabilities	5,752,096	4,364,451
Working Capital (Deficit)	$(5,675,145)	$(3,836,786)

The overall working capital (deficit) increased from $(3,836,786) at December 31, 2021 to $(5,675,145) at June 30, 2022 due to the reclassing of $450,000 in related party deposits to fixed assets and an increase of derivative liabilities and accounts payable.

	June 30,	June 30,
	2022	2021
Cash Flows (used in) provided by Operating Activities	$(175,348)	$(310,758)
Cash Flows (used in) provided for Investing Activities	(716,640)	(250,305)
Cash Flows (used in) provided for Financing Activities	861,600	529,240
Net Increase (decrease) in Cash During Period	$(30,388)	$(31,823)

During the six months ended June 30, 2022 cash (used in) provided by operating activities was $(175,348) compared to $(310,758) for the six months ended June 30, 2021. The decrease in the cash used in operating activities is primarily attributed to the change in fair value of derivative liabilities, stock based compensation and loss on conversions.

During the six months ended June 30, 2022 cash (used in) provided for investing activities was $(716,640) compared to $(250,305) for the six months ended June 30, 2021. In the six months ended June 30, 2022, the company recognized brewing equipment of $960,68, reclassified $450,000 of related party deposits, recorded $109,302 of related party accounts payable and incurred $315,261 in leasehold improvements.

During the six months ended June 30, 2022, cash (used in) provided for financing activities was $861,600 compared to $529,240, for the six months ended June 30, 2021. The increase in cash used by financing activity primarily resulted from an increase in proceeds from notes payable and promissory notes during the six months ended June 30, 2022.

As of June 30, 2022, the Company had a cash balance and current asset total of $28,873 and $76,951 respectively, compared with $59,261 and $527,665 of cash and current assets, respectively, as of December 31, 2021. The decrease in assets was due to the reclassification of related party deposits for brewery equipment that was delivered and put into use in Q2 2022.

As of June 30, 2022, the Company had total current liabilities of $4,752,096 compared with $4,364,451 as of December 31, 2021. The increase in current liabilities was primarily attributed to an increase in derivative liabilities and accounts payable.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of June 30, 2022 we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2021 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC on April 4, 2022, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 15, 2022

/s/ Jef Lewis
By: Jef Lewis
Its: President, Chief Executive Officer