Form 10-Q
period 2022-09-30
BrewBilt Brewing Co
filed 2022-11-23
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 15, 2022, there were 117,698,070 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$22,858	$46,427
Accounts receivable	4,036	—
Inventory, net	34,925	11,576
Prepaid expenses	4,750	5,036
Related party deposit	—	450,000
Other current assets	643	—
Current assets of discontinued operations	—	14,626
Total current assets	67,212	527,665

Property, plant and equipment, net	1,466,999	99,424
Operating right-of-use assets	371,957	188,770
Security deposit	6,500	—
Non-current assets of discontinued operations	—	31,977
Total assets	$1,912,668	$847,836

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$694,352	$226,134
Accrued wages	1,085,113	864,863
Accrued expenses	45,067	3,611
Accrued interest	277,064	240,579
Convertible notes payable in default	64,990	47,990
Convertible notes payable, net of discount	592,465	545,887
Current operating lease liabilities	65,652	36,369
Derivative liabilities	1,649,413	1,598,253
Loans payable	39,500	14,500
Related party liabilities	138,058	57,858
Current liabilities of discontinued operations	—	728,407
Total Current liabilities	4,651,674	4,364,451

Non-current financing lease liabilities - related party	—	—
Non-current operating lease liabilities	306,305	152,401
Non-current related party note payable	108,355	—
Non-current liabilities of discontinued operations	—	22,149
Total liabilities	5,066,334	4,539,001

Series A convertible preferred stock: 100,000 shares authorized, par value $0.0001 53,188 shares issued and outstanding at September 30, 2022 30,746 shares issued and outstanding at December 31, 2021 (1)	14,280,978	8,255,301
Convertible preferred stock payable	899,829	5,000,000

Stockholders’ deficit:
Series B preferred stock: 5,000 shares authorized, par value $0.0001 1,000 shares issued and outstanding at September 30, 2022 1,500 shares issued and outstanding at December 31, 2021	—	—
Common stock: 5,000,000,000 shares authorized, par value $0.0001 8,372,065 shares issued and outstanding at September 30, 2022 736,260 shares issued and outstanding at December 31, 2021(1)	837	74
Additional paid in capital	8,706,605	5,550,295
Accumulated deficit	(27,041,915)	(22,496,835)
Total stockholders’ deficit	(18,334,473)	(16,946,466)
Total liabilities and stockholders’ deficit	$1,912,668	$847,836

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on September 30, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales	$34,526	$16,640	$62,265	$29,362
Cost of materials	27,364	4,859	$37,159	8,834
Gross profit	7,162	11,781	25,106	20,528

Operating expenses:
Depreciation	39,720	4,039	63,262	4,602
G&A expenses	414,563	71,443	1,043,199	305,015
Professional fees	14,310	15,479	44,938	47,728
Salaries and wages	781,718	150,000	1,498,202	1,444,525
Total operating expenses	1,250,311	240,961	2,649,601	1,801,870

Loss from operations	(1,243,149)	(229,180)	(2,624,495)	(1,781,342)

Other income (expense):
Interest income	1	—	5	—
Debt forgiveness	—	—	9,940	—
Gain (loss) on settlement of debt	76,921	—	76,171	—
Loss on conversion of debt	(216,405)	(193,971)	(346,959)	(341,850)
Loss on conversion of debt of preferred shares	(16,972)	(325,704)	(292,954)	(1,448,385)
Derivative income (expense)	669,306	1,483,660	262,903	3,672,655
Interest expense	(481,566)	(351,627)	(1,395,991)	(731,723)
Total other income (expense)	31,285	612,358	(1,686,885)	1,150,697

Net profit (loss) before income taxes from continuing operations	(1,211,864)	383,178	(4,311,380)	(630,645)
Income tax expense	—	—	—	—
Net profit (loss) from continuing operations	(1,211,864)	383,178	(4,311,380)	(630,645)

Discontinued operations (Note 3)
Loss from operation of discontinued operations	—	(97,027)	(233,700)	(265,399)
Total profit (loss) from discontinued operations, net of tax	—	(97,027)	(233,700)	(265,399)

Net profit (loss)	$(1,211,864)	$286,151	$(4,545,080)	$(896,044)

Per share information
Weighted average number of common shares outstanding, basic (1)	5,960,970	235,682	3,519,093	219,520
Net income (loss) per common share, basic, for continued operations	$(0.2033)	$1.6258	$(1.2251)	$(2.8728)
Net income (loss) per common share, basic, for discontinued operations	$—	$(0.4117)	$(0.0664)	$(1.2090)

Per share information
Weighted average number of common shares outstanding, diluted (1)	5,960,970	2,463,714	3,519,093	219,520
Net income (loss) per common share, diluted, for continued operations	$(0.2033)	$0.1555	$(1.2251)	$(2.8728)
Net income (loss) per common share, diluted, for discontinued operations	$—	$(0.0394)	$(0.0664)	$(1.2090)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on September 30, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Convertible Preferred Stock					Preferred Stock				Additional	Accumulated	Total
	Series A (1)		Series C		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2021	30,746	$8,255,301	—	$—	$5,000,000	1,500	$—	736,260	$74	$5,550,295	$(22,496,835)	$(16,946,466)
Conversion of debt to common stock	—	—	—	—	—	—	—	910,730	91	414,665	—	414,756
Convertible preferred stock converted to common stock	(461)	(123,779)	—	—	—	—	—	421,246	42	260,491	—	260,533
Convertible preferred stock payable converted to preferred stock	18,622	5,000,007	—	—	(5,000,000)	—	—	—	—	(7)	—	(7)
Convertible preferred shares to be issued to settle accrued wages	—	—	—	—	400,065	—	—	—	—	(65)	—	(65)
Convertible preferred shares to be issued pursuant to director agreements	—	—	—	—	199,764	—	—	—	—	236	—	236
Convertible preferred shares issued for services	93	24,971	—	—	—	—	—	—	—	29	—	29
Cashless warrant exercise	—	—	—	—	—	—	—	35,432	4	(4)	—	—
Warrant discounts	—	—	—	—	—	—	—	—	—	83,372	—	83,372
Imputed interest	—	—	—	—	—	—	—	—	—	10,286	—	10,286
Derivative settlements	—	—	—	—	—	—	—	—	—	418,322	—	418,322
Net loss	—	—	—	—	—	—	—	—	—	—	(2,229,102)	(2,229,102)
Balances for March 31, 2022	49,000	$13,156,500	—	$—	$599,829	1,500	$—	2,103,668	$211	$6,737,620	$(24,725,937)	$(17,988,106)

Conversion of debt to common stock	—	—	—	—	—	—	—	843,417	84	288,644	—	288,728
Convertible preferred stock converted to common stock	(496)	(133,176)	—	—	—	—	—	1,040,288	104	272,424	—	272,528
Common stock issued pursuant to securities purchase agreement	—	—	—	—	—	—	—	100,000	10	20,990	—	21,000
Convertible preferred shares issued in connection with promissory note	400	107,400	—	—	—	—	—	—	—	—	—	—
Convertible preferred shares issued to settle debt	223	59,876	—	—	—	—	—	—	—	—	—	—
Warrant discounts	—	—	—	—	—	—	—	—	—	193,234	—	193,234
Imputed interest	—	—	—	—	—	—	—	—	—	12,449	—	12,449
Derivative settlements	—	—	—	—	—	—	—	—	—	127,778	—	127,778
Net loss	—	—	—	—	—	—	—	—	—	—	(1,104,114)	(1,104,114)
Balances for June 30, 2022	49,127	$13,190,600	—	$—	$599,829	1,500	$—	4,087,373	$409	$7,653,139	$(25,830,051)	$(18,176,503)

Preferred shares issued and cancelled in connection with sale and settlement of wholly owned subsidiary	2,406	646,011	—	—	—	(500)	—	—	—	(77,601)	—	(77,601)
Deconsolidation of wholly owned subsidiary	—	—	—	—	—	—	—	—	—	350,636	—	350,636
Conversion of debt to common stock	—	—	—	—	—	—	—	3,510,598	351	424,229	—	424,580
Convertible preferred stock converted to common stock	(126)	(33,831)	—	—	—	—	—	281,925	28	50,775	—	50,803
Common stock issued pursuant to equity purchase agreement	—	—	—	—	—	—	—	252,092	25	17,662	—	17,687
Convertible preferred shares issued to directors to guarantee lease agreement	2,236	600,366	—	—	—	—	—	—	—	—	—	—
Convertible preferred shares cancelled pursuant to settlement agreement	(455)	(122,168)	—	—	—	—	—	—	—	—	—	—
Convertible preferred shares to be issued for services	—	—	—	—	300,000	—	—	—	—	—	—	—
Cashless warrant exercise	—	—	—	—	—	—	—	240,000	24	(24)	—	—
Warrant discounts	—	—	—	—	—	—	—	—	—	103,197	—	103,197
Imputed interest	—	—	—	—	—	—	—	—	—	3,606	—	3,606
Derivative settlements	—	—	—	—	—	—	—	—	—	180,986	—	180,986
Rounding due to reverse stock split	—	—	—	—	—	—	—	77	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,211,864)	(1,211,864)
Balances for September 30, 2022	53,188	$14,280,978	—	$—	$899,829	1,000	$—	8,372,065	$837	$8,706,605	$(27,041,915)	$(18,334,473)

	Convertible Preferred Stock					Preferred Stock				Additional	Accumulated	Total
	Series A		Series C		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2020	41,572	$11,162,005	35,583	$355,830	$754,249	500	$—	108,816	$11	$(6,058,811)	$(15,637,843)	$(21,696,643)
Conversion of debt to common stock	—	—	—	—	—	—	—	36,481	3	390,171	—	390,174
Convertible preferred stock converted to common stock	(12,963)	(3,480,499)	(35,583)	(355,830)	—	—	—	69,280	7	4,959,004	—	4,959,011
Convertible preferred stock payable converted to preferred stock	2,809	754,249	—	—	(754,249)	—	—	—	—	—	—	—
Preferred stock issued for services	559	149,992	—	—	—	1,000	—	—	—	881,198	—	881,198
Common stock issued for services	—	—	—	—	—	—	—	778	—	87,500	—	87,500
Imputed interest	—	—	—	—	—	—	—	—	—	8,000	—	8,000
Derivative settlements	—	—	—	—	—	—	—	—	—	2,494,842	—	2,494,842
Warrant discounts	—	—	—	—	—	—	—	—	—	164,369	—	164,369
Net loss	—	—	—	—	—	—	—	—	—	—	(1,320,157)	(1,320,157)
Balances for March 31, 2021	31,977	$8,585,747	—	$—	$—	1,500	$—	215,355	$21	$2,823,871	$(16,958,000)	$(14,031,706)

Conversion of debt to common stock	—	—	—	—	—	—	—	1,167	—	10,500	—	10,500
Imputed interest	—	—	—	—	—	—	—	—	—	7,803	—	7,803
Derivative settlements	—	—	—	—	—	—	—	—	—	29,955	—	29,955
Rounding due to reverse stock split	(2)	(459)	—	—	—	—	—	—	—	459	—	459
Net profit	—	—	—	—	—	—	—	—	—	—	137,962	137,962
Balances for June 30, 2021	31,975	$8,585,288	—	$—	$—	1,500	$—	216,522	$21	$2,974,990	$(16,820,038)	$(13,845,027)

Conversion of debt to common stock	—	—	—	—	—	—	—	101,311	10	533,698	—	533,708
Convertible preferred stock converted to common stock	(697)	(187,145)	—	—	—	—	—	40,648	4	512,845	—	512,849
Cashless warrant exercise	—	—	—	—	—	—	—	17,714	2	(2)	—	—
Imputed interest	—	—	—	—	—	—	—	—	—	8,881	—	8,881
Derivative settlements	—	—	—	—	—	—	—	—	—	362,768	—	362,768
Warrant discounts	—	—	—	—	—	—	—	—	—	101,964	—	101,964
Rounding due to reverse stock split	—	—	—	—	—	—	—	33	—	—	—	—
Net profit	—	—	—	—	—	—	—	—	—	—	286,151	286,151
Balances for September 30, 2021	31,278	$8,398,143	—	$—	$—	1,500	$—	376,228	$37	$4,495,144	$(16,533,887)	$(12,038,706)

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on September 30, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,545,080)	$(896,044)
Net loss from discontinued operations	(233,700)	(265,399)
Net loss from continuing operations	(4,311,380)	(630,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	1,217,593	608,512
Depreciation	63,262	4,602
Stock based compensation	1,346,453	1,118,690
Preferred stock issued for services	325,000	—
Imputed interest	26,341	9,681
Forgiveness of debt	(9,940)	—
Loss on conversion of debt	346,959	341,850
Loss on conversion of preferred shares to common stock	292,954	1,448,385
Loss on settlement of debt	(76,171)	—
Change in fair value of derivative liability	(262,903)	(3,672,655)
Penalties on notes payable	—	23,022
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(4,036)	(10,860)
Inventory	(23,349)	(3,833)
Other current assets	(643)	10,000
Prepaid expenses	286	(36)
Security deposits	(6,500)	—
Accrued interest	170,684	90,508
Accounts payable	468,218	(58,033)
Accrued expenses	86,484	404,550
Advances from related parties	74,201	(12,643)
Other current liabilities	—	(10,000)
Net cash used in continuing operating activities	(276,487)	(338,905)
Net cash used in discontinued operating activities	(18,607)	(105,009)
Net cash (used in) provided by operating activities	(295,094)	(443,914)

Cash flows from investing activities:
Property, plant and equipment, additions	(1,175,075)	(83,426)
Deposit on equipment - related party	450,000	(450,000)
Net cash (used in) provided by investing activities	(725,075)	(533,426)

Cash flows from financing activities:
Payments on convertible debt	(71,500)	—
Proceeds from convertible debt	1,043,100	973,160
Proceeds from promissory notes	25,000	—
Net cash (used in) provided for financing activities	996,600	973,160

Net increase (decrease) in cash	(23,569)	(4,180)

Cash, beginning of period	46,427	134,855
Cash, end of period	$22,858	$130,675

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Preferred stock issued against related party debt	$646,011	$—
Deconsolidation of wholly owned entity	$350,636	$—
Debt converted to common stock	$1,128,064	$—
Preferred shares cancelled	$122,168	$—
Stock issued for debt conversion	$—	$592,532
Discount from derivative	$781,105	$733,160
Preferred stock converted to common stock	$290,786	$4,023,474
Preferred stock issued to settle convertible debt	$60,000
Related party exchange of accrued wages for note payable	$114,354	$—
Derivative settlements	$727,086	$2,887,565
Warrant discount from debt	$379,803	$266,333
Cashless warrant exercise	$28	$—
Convertible note payable exchanged for accrued interest	$16,800	$—
Lease adoption recognition	$212,040	$203,216
Preferred stock payable converted to preferred stock	$5,000,007	$754,249
Fixed assets exchanged for related party accounts payable	$255,762	$—

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

BrewBilt Brewing Company (formerly Simlatus Corporation) is the parent company of wholly owned subsidiaries Satel Group Inc. and BrewBilt Brewing LLC. On July 1, 2022, the Company sold Satel Group Inc. to Richard Hylen in exchange for the debt that the Company owes him.

Satel Group is the premier provider of DirecTV to high-rise apartments, condominiums and large commercial office buildings in the San Francisco metropolitan area and is now expanding both their DirecTV and Internet services across the Bay Area. Satel’s revenues supported BrewBilt Brewing Company during construction of the brewing facility and ramp-up of craft beer revenues.

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

BrewBilt Brewing began operations on June 29, 2022 with a 20-bbl batch of Party Eyes Kolsch. That first brew was released to market in both kegs and cans on July 19, followed by Jester’s Privilege IPA on July 22. The first batch of Party Eyes Kolsch sold so quickly that the Company is releasing the second batch on August 15 to satisfy customer demand. The Company’s second hoppy offering, Wizard Boots Hazy Pale Ale, will be released in the last week of August. Brain Bypass Helles, a traditional German lager, will complete its cold conditioning for release during the second week of September. This fourth style will complete BrewBilt’s “core four” year round offerings. In addition, the Company has also brewed its first seasonal beer called Royal Event Festbier, an Oktoberfest-inspired brew that was released in mid-September.

Reincorporation Merger Transaction

On March 24, 2021 Simlatus filed a PRE14C disclosing the merger between BrewBilt Brewing and Simlatus. Our Board of Directors and the holders of a majority of the voting power of our stockholders approved an Agreement and Plan of Merger pursuant to which the Company merged with and into BrewBilt Brewing Company, a Florida corporation and wholly owned subsidiary of the Company, which resulted in the Company’s reincorporation from the State of Nevada to the State of Florida and change in the Company’s name to BrewBilt Brewing Company (the “Reincorporation Merger”). On March 16, 2021, the date we received the consent of the holders of a majority of the voting power of our stockholders, there were 204,577 shares of common stock outstanding, 33,020 shares of our Series A Preferred Stock outstanding, 1,500 shares of our Series B Preferred Stock outstanding, and 35,583 shares of our Series C Preferred Stock outstanding. The Series A Preferred Stock and Series C Preferred Stock are non-voting. Each share of Series B Preferred Stock has the right to cast a number of votes equal to four times the votes of all of the shares of our outstanding common stock with respect to any and all matters presented to the holders of common stock for their action.

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

We obtained the approval of Jeffrey Lewis, Chief Executive Officer; Bennett Buchanan, Director; Samuel Berry, Chief Operations Officer; and Richard Hylen, Chairman of the Board, to the actions described in the Information Statement. Messrs. Lewis, Berry, and Hylen collectively hold 3 shares of our common stock, 6,519 shares of Series A Preferred Stock, and all 1,500 shares of our Series B Preferred Stock, or approximately 99% of the voting power of our stockholders.

On April 19, 2021, in connection with the Merger Agreement, the Company approved the authorization of a 1 for 150 reverse stock split of the Company’s outstanding shares of common stock. In addition, the Company reduced the number of authorized shares to 200,000,000 with a par value of $0.0001. The reverse split was effective on June 11, 2021, and the financial statements have been retroactively adjusted to take this into account for all periods presented. The Company issued 33 common shares due to rounding in connection with the reverse stock split.

The Reincorporation Merger transaction was completed on June 11, 2021.

Settlement and Sale Transaction

On July 1, 2022, the Company executed a Settlement and Sale Agreement with our Chairman, Richard Hylen. The Company agreed to sell the wholly owned subsidiary, Satel Group, Inc. to Mr. Hylen in exchange for the debt that the Company owes him. As of June 30, 2022, this debt is inclusive of unpaid wages and interest of $264,096 and personal loans made to Satel in the amount of $304,314. The Company issued 2,406 shares of Convertible Preferred Series A stock at $268.50 per share, with a fair value of $646,011.

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

Discontinued Operations

In accordance with the Financial Accounting Standards Board, ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations of a component of an entity or a group or component of an entity that represents a strategic shift that has, or will have, a major effect on the reporting company’s operations that has either been disposed of or is classified as held-for-sale are required to be reported as discontinued operations in a company’s consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the discontinued component must have been (or will be) eliminated from the ongoing operations of the company and the company will not have any significant continuing involvement in the operations of the discontinued component after the disposal transaction. As a result of the Settlement and Sale Agreement to sell Satel Group Inc., the accompanying consolidated financial statements reflect the activity related to the sale of its previously wholly owned subsidiary as discontinued operations.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. On September 27, 2022, the Company entered into a Platform Services Contract with SRAX for marketing advisory services and platform fees for a period of one year in the amount of $300,000, to be paid in Convertible Preferred Series A stock. The fees are non-refundable and therefore the Company recorded the full amount to the statement of operations. Total advertising costs were $332,982 and $40,824, for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2022 and December 31, 2021 is $0.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Basic and Diluted Loss Per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on September 30, 2022 (see Note 15). Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of September 30, 2022 and December 31, 2021, the Company has inventory of $34,925 and $11,576, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 for each fair value hierarchy level:

September 30, 2022	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,649,413	$1,649,413

December 31, 2021	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,598,253	$1,598,253

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of September 30, 2022 and December 31, 2021, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Although there were new accounting pronouncements issued or proposed by the FASB as of the nine months ended September 30, 2022 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2022, the Company has a shareholders’ deficit of $18,334,473 since its inception, working capital deficit of $4,584,462, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

3. DISCONTINUED OPERATIONS – SATEL GROUP, INC. DISPOSITION

On July 1, 2022, the Company and Richard Hylen (the “Buyer”) entered into a Settlement and Sale Agreement for the sale of the Company’s wholly owned subsidiary, Satel Group Inc. in exchange for the debt owed to the buyer.

Satel Group Inc. is the premier provider of DirecTV to high-rise apartments, condominiums, and large commercial office buildings in the San Francisco metropolitan area. Satel’s revenues support BrewBilt Brewing Company during construction of the brewing facility and ramp-up of craft beer revenues

As of June 30, 2022, the debt is inclusive of unpaid wages of $254,272 and interest owed on the unpaid wages of $9,824 for a total amount of $264,096. Further, the buyer has personal loans made to Satel in the amount of $304,314. The company valued the liabilities at $646,011 and exchanged this with Preferred Series A stock at $268.50 per share for a total of 2,406 shares.

In accordance with ASC 205-20, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. The disposition of Satel met the criteria in paragraph 205-20-45-1E and was reported as a discontinued operation.

The major classes of assets and liabilities disposed of, reflected in our condensed balance sheet as of December 31 2021, respectively, are presented below:

Current Assets
Cash	$12,834
Accounts receivable	1,792
Total current assets of discontinued operations	14,626

Financial lease assets - related party	26,815
Security deposit	5,162
Total non-current assets of discontinued operations	31,977

Total assets of discontinued operations	$46,603

Current Liabilities:
Accounts payable	$249,295
Accrued wages	161,210
Accrued expenses	28,153
Accrued interest	5,077
Current financing lease liabilities - related party	4,666
Loans payable	72,920
Related party liabilities	207,086
Total current liabilities of discontinued operations	728,407

Non-current financing lease liabilities - related party	22,149

Total liabilities of discontinued operations	$750,556

During the nine months ended September 30, 2022, discontinued operations consisted of $93,420 in revenue, $302,171 in operating expenses, and $29,949 in interest for a net loss of $233,700.

4. PREPAID EXPENSES

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

As of September 30, 2022 and December 31, 2021, prepaid expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Prepaid accounting fees	$1,500	$—
Prepaid employee wages	250	—
Prepaid leaseholder improvements	—	5,000
Prepaid postage	—	36
Prepaid rent	3,000	—
	$4,750	$5,036

5. RELATED PARTY DEPOSITS

During the periods ending September 30, 2022 and December 31, 2021, the Company paid a deposit of $398,042 and $450,000, respectively, to BrewBilt Manufacturing for fabrication of a brewery system. On June 29, 2022, the majority of the brewing equipment was completed and delivered to the company, which enabled the company to begin brewing beer. The equipment that was delivered and put into use has a cost of $957,344, and the company reclassed the deposit amount of $848,042 to fixed assets and recorded $109,302 to accounts payable for the balance owed on the equipment to BrewBilt Manufacturing.

During the three months ended September 30, 2022, the Company received additional equipment of $154,894, made payments of $20,000, and recorded $146,460 to accounts payable for the balance owed on the equipment to BrewBilt Manufacturing. The Company anticipates the remaining equipment will be complete and delivered within three months.

All fabricated equipment is non-refundable. Any equipment purchased by BrewBilt Manufacturing on behalf of the company would potentially be refundable based on the individual manufacturers return policy.

6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost or fair value as of the date of acquisition. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	5 years

Computer software and equipment	2 to 5 years, or the term of a software license, whichever is shorter

Office equipment and furniture	3 to 7 years

Machinery and equipment	3 to 39 years

Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset

Property, plant, and equipment consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Brewing Equipment	$1,153,275	$37,699
Computer Equipment	2,933	2,933
Leasehold Improvements	383,748	68,487
	1,539,956	109,119
Less accumulated depreciation	(72,957)	(9,695)
	$1,466,999	$99,424

During the nine months ended September 30, 2022, the majority of the brewing equipment was completed and delivered to the company. The equipment that was delivered and put into use has a cost of $1,153,275. During the nine months ended September 30, 2022 and September 30, 2021, the company recorded depreciation expenses of $63,262 and $4,602, respectively.

7. ACCRUED EXPENSES

 As of September 30, 2022 and December 31, 2021, accrued expenses were comprised of the following:

	September 30,	December 31,
	2022	2021
Accrued expenses
Credit cards	$15,000	$3,356
CRV payable	485	—
Customer keg deposits	840	—
Payroll tax liabilities	8,339	—
Sales tax payable	403	255
Other short-term liabilities	20,000	—
Total accrued expenses	$45,067	$3,611

Accrued interest
Interest on notes payable	$67,493	$88,114
Interest on accrued wages	209,571	152,465
Total accrued interest	$277,064	$240,579

Accrued wages	$1,085,113	$864,863

During the year ended December 31, 2021, the Company had accrued expenses, wages, and interest of $28,153, $5,077, and $161,210, respectively, for Satel Group, Inc., which has been reported as current liabilities to discontinued operations on the balance sheet (see Note 3).

8. CONVERTIBLE NOTES PAYABLE

As of September 30, 2022 and December 31, 2021, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	September 30,	December 31,
	Note Date	Date	Rate	Rate	2022	2021
Emunah Funding #4*	10/20/2018	7/20/2019	24%	Variable	2,990	2,990
FirstFire Global*	3/8/2021	3/8/2022	16%	0.18	57,000	149,000
Fourth Man #11	3/5/2021	3/5/2022	12%	0.12	—	26,000
Fourth Man #12	9/27/2021	9/27/2022	12%	0.12	—	111,000
Fourth Man #13	1/1/2022	1/10/2023	12%	0.45	120,500	—
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Mast Hill Fund #1	1/27/2022	1/27/2023	12%	0.9	248,787	—
Mast Hill Fund #2	3/3/2022	3/3/2023	12%	0.3	63,000	—
Mast Hill Fund #3	4/1/2022	4/1/2023	12%	0.18	425,000	—
Mast Hill Fund #4	7/13/2022	7/13/2023	12%	0.06	125,000	—
Mast Hill Fund #5	9/6/2022	9/6/2023	12%	0.06	125,000	—
Mammoth	3/3/2022	12/3/2022	0%	Variable	27,500	—
May Davis Partners	3/14/2022	12/14/2022	0%	Variable	27,500	—
Labrys Fund #2	7/28/2021	7/28/2022	12%	9	—	140,000
Optempus Invest #4	11/2/2020	11/2/2021	10%	Variable	—	20,000
Optempus Invest #5	11/5/2020	11/5/2021	10%	Variable	—	20,000
Optempus Invest #6	12/31/2020	12/31/2021	6%	Variable	—	20,000
Pacific Pier Capital	5/20/2022	5/20/2023	12%	0.105	60,000	—
Power Up Lending #7	7/9/2021	7/9/2022	10%	Variable	—	78,750
Power Up Lending #8	8/2/2021	8/2/2022	10%	Variable	—	53,750
Power Up Lending #9	8/24/2021	8/24/2022	10%	Variable	—	78,750
Power Up Lending #10	9/8/2021	9/8/2022	10%	Variable	—	43,750
Power Up Lending #11	10/8/2021	10/8/2022	10%	Variable	—	43,750
					1,287,277	792,740
Less debt discount					(629,822)	(198,863)
Notes payable, net of discount					$657,455	$593,877

*	As of September 30, 2022, the balance of notes payable that are in default is $64,990.

1800 Diagonal Lending LLC (formerly Sixth Street Lending LLC)

On January 11, 2022, the Company issued a convertible note to 1800 Diagonal LLC for $53,750, of which $50,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on January 11, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. On July 10, 2022, the Company recorded a debt discount from the derivative equal to $53,750 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2022, the Company issued 724,580 common shares upon the conversion of principal in the amount of $53,750 and interest of $2,688. As of September 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On February 10, 2022, the Company issued a convertible note to 1800 Diagonal LLC for $48,750, of which $45,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on February 10, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. On August 8, 2022, the Company recorded a debt discount from the derivative equal to $48,750 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2022, the Company issued 947,917 common shares upon the conversion of principal in the amount of $48,750 and interest of $2,438. As of September 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 21, 2022, the Company issued a convertible note to 1800 Diagonal LLC for $53,750, of which $50,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on March 21, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. On September 7, 2022, the Company agreed to settle the principal amount of $53,750 and accrued interest of $2,503 for a cash payment of $71,500. The settlement resulted in a loss of $15,247, and transaction fees of $3,750 have been amortized to the statement of operations. As of September 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended December 31, 2020, the note has converted $13,450 of principal and $4,918 of interest into .16 shares of common stock. As of September 30, 2022, the note has a principal balance of $2,990 and accrued interest of $2,334. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

FirstFire Global Opportunity Fund LLC

On March 8, 2021, the Company received funding pursuant to a convertible note issued to FirstFire Global Opportunities Fund LLC for $300,000 of which $242,900 was received in cash and $57,100 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 8, 2022, and is convertible into common shares at a fixed rate of $0.18. The Company recorded a debt discount from the derivative equal to $300,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $84,000. During the year ended December 31, 2021, the Company issued 135,000 common shares upon the conversion of principal in the amount of $235,000, and conversion fees of $5,000. During the nine months ended September 30, 2022, the Company issued 120,000 common shares upon the conversion of principal in the amount of $92,000, accrued interest of $36,000 and conversion fees of $1,000. As of September 30, 2022, the note has a principal balance of $57,000 and accrued interest of $5,147. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On March 5, 2021, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $140,000 of which $113,420 was received in cash and $26,580 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 5, 2022 and is convertible into common shares at a fixed rate of $0.45. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2021, the Company issued 84,142 common shares upon the conversion of principal in the amount of $114,000, accrued interest of $271 and conversion fees of $7,000. During the nine months ended September 30, 2022, the Company issued 30,642 common shares upon the conversion of principal in the amount of $26,000, accrued interest of $12,329 and conversion fees of $1,750. As of September 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 27, 2021, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $111,000 of which $91,000 was received in cash and $20,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on September 27, 2022 and is convertible into common shares at a fixed rate of $0.45. The Company recorded a debt discount from the derivative equal to $111,000 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2022, the Company issued 1,105,168 common shares upon the conversion of principal in the amount of $111,000, accrued interest of $13,320 and conversion fees of $10,500. As of September 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 10, 2022, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $140,000 of which $115,440 was received in cash and $24,560 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on January 10, 2023 and is convertible into common shares at a fixed rate of $0.45. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, and $100,877 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2022 of $39,123. During the nine months ended September 30, 2022, the Company issued 393,519 common shares upon the conversion of principal in the amount of $19,500 and conversion fees of $1,750. As of September 30, 2022, the note has a principal balance of $120,500 and accrued interest of $16,800.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued .24 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of September 30, 2022, the note has a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Labrys Fund, LP

On July 28, 2021, the Company received funding pursuant to a convertible note issued to Labrys Fund, LP for $140,000 of which $112,920 was received in cash and $27,080 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on July 28, 2022, and is convertible into common shares at a fixed rate of $9. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2021, the note had a principal balance of $140,000 and accrued interest of $16,800. On January 27, 2022, $157,500 was paid to Labrys Fund, pursuant to a note issued to Mast Hill Fund L.P. which settled the principal amount of $140,000, accrued interest of $16,800, and $750 was recorded to statement of operations as a loss on settlement of debt. As of September 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Maguire and Associates, LLC

On April 1, 2022, the Company accepted and agreed to a Note Purchase Agreement, whereby Maguire and Associates LLC acquired $60,000 in principal and $9,940 of accrued interest from three convertible notes issued to Optempus Investments, LLC. On April 1, 2022, the Company agreed to convert the principal balance of $60,000 into Convertible Series A shares. On April 1, 2022, the company issued 223 shares of Convertible Series A shares to Maguire and Associates, LLC, valued at $59,875, and recorded a gain on conversion of debt of $125 to the statement of operations. Maguire and Associates, LLC agreed to forgive the accrued interest amount of $9,940, which was recorded to the statement of operations. As of September 30, 2022, the note has been fully satisfied.

Mammoth Corporation

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mammoth Corporation for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 0% (18% per annum upon an event of default), matures on December 3, 2022, and converts into 50% multiplied by the average of the three lowest common stock trading prices during the 30 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $21,100 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2022 of $6,400. As of September 30, 2022, the note has a principal balance of $27,500.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Mast Hill Fund, LP

On January 27, 2022, the Company issued a convertible note to Mast Hill Fund, L.P. for $279,000, of which $75,550 was received in cash, $45,900 was recorded as transaction fees, and $157,500 was paid to Labrys Fund, L.P. to settle the principal amount of $140,000 and accrued interest of $16,800. The company recorded a loss on settlement of debt of $750. The note bears interest of 12% per annum, matures on January 27, 2023, and is convertible into common shares at a fixed rate of $0.90. The Company recorded a debt discount from the derivative equal to $258,484 due to this conversion feature, and $174,211 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2022 of $84,273. During the nine months ended September 30, 2022, the Company issued 933,000 common shares upon the conversion of principal in the amount of $30,213, accrued interest of $20,517, and conversion fees of $5,250. As of September 30, 2022, the note has a principal balance of $248,787 and accrued interest of $1,879.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $63,000 of which $51,300 was received in cash and $11,700 was recorded as transaction fees. The note bears interest of 12% per annum, matures on March 3, 2023 and is convertible into common shares at a fixed rate of $0.30. The Company recorded a debt discount from the derivative equal to $63,000 due to this conversion feature, and $36,419 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2022 of $26,581. As of September 30, 2022, the note has a principal balance of $63,000 and accrued interest of $4,370.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 1, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $425,000 of which $351,550 was received in cash and $73,450 was recorded as transaction fees. The note bears interest of 12% per annum, matures on April 1, 2023 and is convertible into common shares at a fixed rate of $0.18. The Company recorded a debt discount from the derivative equal to $425,000 due to this conversion feature, and $211,918 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2022 of $213,082. As of September 30, 2022, the note has a principal balance of $425,000 and accrued interest of $25,430.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 13, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $125,000 of which $103,250 was received in cash and $21,750 was recorded as transaction fees. The note bears interest of 12% per annum, matures on July 13, 2023 and is convertible into common shares at a fixed rate of $0.06. The Company recorded a debt discount from the derivative equal to $125,000 due to this conversion feature, and $27,055 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2022 of $97,945. As of September 30, 2022, the note has a principal balance of $125,000 and accrued interest of $3,247.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 6, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $125,000 of which $103,250 was received in cash and $21,750 was recorded as transaction fees. The note bears interest of 12% per annum, matures on September 6, 2023 and is convertible into common shares at a fixed rate of $0.06. The Company recorded a debt discount from the derivative equal to $125,000 due to this conversion feature, and $8,219 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2022 of $116,781. As of September 30, 2022, the note has a principal balance of $125,000 and accrued interest of $986.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

May Davis Partners Acquisition Company, LLC

On March 14, 2022, the Company received funding pursuant to a convertible note issued to May Davis Partners for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 0% (18% per annum upon an event of default), matures on December 14, 2022, and converts into 50% multiplied by the average of the three lowest common stock trading prices during the 30 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, and $20,000 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2022 of $7,500. As of September 30, 2022, the note has a principal balance of $27,500.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Optempus Investments, LLC

On November 2, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 2, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. On April 1, 2022, Optempus Investments, LLC entered into a Note Purchase Agreement with Maguire and Associates LLC, whereby the principal amount of $20,000 and accrued interest of $3,796 was reassigned to Maguire & Associates. As of September 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 5, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 5, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. On April 1, 2022, Optempus Investments, LLC entered into a Note Purchase Agreement with Maguire and Associates LLC, whereby the principal amount of $20,000 and accrued interest of $3,760 was reassigned to Maguire & Associates. As of September 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 31, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000. The Company received a cash payment of $10,000 on January 8, 2021, and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on December 31, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. On April 1, 2022, Optempus Investments, LLC entered into a Note Purchase Agreement with Maguire and Associates LLC, whereby the principal amount of $20,000 and accrued interest of $2,384 was reassigned to Maguire & Associates. As of September 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Pacific Pier Capital LLC

On May 20, 2022, the Company received funding pursuant to a convertible note issued to Pacific Pier Capital LLC for $60,000 of which $47,760 was received in cash and $12,240 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on May 20, 2023 and is convertible into common shares at a fixed rate of $0.105. The Company recorded a debt discount from the derivative equal to $60,000 due to this conversion feature, and $21,863 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2022 of $38,137. As of September 30, 2022, the note has a principal balance of $60,000 and accrued interest of $7,200.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Power Up Lending Group Ltd.

On July 9, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $78,750, of which $75,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on July 9, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $78,750 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2022, the Company issued 147,034 common shares upon the conversion of principal in the amount of $78,750 and accrued interest of $3,938. As of September 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 2, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $53,750, of which $50,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on August 2, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $53,750 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2022, the Company issued 115,313 common shares upon the conversion of principal in the amount of $53,750 and accrued interest of $1,600. As of September 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 24, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $78,750, of which $75,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on August 24, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $78,750 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2022, the Company issued 258,484 common shares upon the conversion of principal in the amount of $78,750 and accrued interest of $3,938. As of September 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 8, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,750, of which $40,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on September 8, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $43,750 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2022, the Company issued 239,258 common shares upon the conversion of principal in the amount of $43,750 and accrued interest of $2,188. As of September 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 8, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,750, of which $40,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on October 8, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $43,750 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2022, the Company issued 249,833 common shares upon the conversion of principal in the amount of $43,750 and accrued interest of $2,188. As of September 30, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Convertible Note Conversions

During the nine months ended September 30, 2022, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Fee	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Conversion	Price	Issued	Issued to
1/3/2022	$51,500	$—	$1,000	$52,500	$1.500	35,000	FirstFire
1/4/2022	26,000	12,329	1,750	40,079	1.308	30,642	Fourth Man #11
1/13/2022	23,100	—	—	23,100	0.630	36,667	Power Up #7
1/13/2022	—	36,000	—	36,000	0.900	40,000	FirstFire
1/14/2022	22,000	—	—	22,000	0.600	36,667	Power Up #7
1/21/2022	40,500	—	—	40,500	0.900	45,000	FirstFire
2/1/2022	21,300	—	—	21,300	0.510	41,765	Power Up #7
2/3/2022	12,350	3,938	—	16,288	0.510	31,936	Power Up #7
2/14/2022	27,000	—	—	27,000	0.480	56,250	Power Up #8
2/14/2022	26,750	1,600	—	28,350	0.480	59,063	Power Up #8
2/25/2022	23,000	—	—	23,000	0.390	58,974	Power Up #9
3/1/2022	21,200	—	—	21,200	0.360	58,889	Power Up #9
3/7/2022	19,500	—	—	19,500	0.330	59,091	Power Up #9
3/11/2022	15,050	950	—	16,000	0.240	66,667	Power Up #9
3/16/2022	—	2,988	—	2,988	0.201	14,863	Power Up #9
3/17/2022	13,400	—	—	13,400	0.192	69,792	Power Up #10
3/21/2022	13,400	—	—	13,400	0.192	69,792	Power Up #10
3/22/2022	13,400	—	—	13,400	0.192	69,792	Power Up #10
3/24/2022	3,550	2,188	—	5,738	0.192	29,883	Power Up #10
4/12/2022	20,100	—	—	20,100	0.192	104,688	Power Up #11
4/12/2022	20,000	—	1,750	21,750	0.192	113,281	Fourth Man #12
4/14/2022	19,200	—	—	19,200	0.183	104,918	Power Up #11
4/19/2022	4,450	2,188	—	6,638	0.165	40,227	Power Up #11
4/25/2022	20,000	—	1,750	21,750	0.165	131,818	Fourth Man #12
5/24/2022	25,000	—	1,750	26,750	0.165	162,121	Fourth Man #12
6/9/2022	29,000	—	1,750	30,750	0.165	186,364	Fourth Man #12
7/18/2022	18,900	—	—	18,900	0.093	203,226	1800 Diagonal #1
7/21/2022	14,600	—	—	14,600	0.072	202,778	1800 Diagonal #1
7/22/2022	14,600	—	—	14,600	0.072	202,778	1800 Diagonal #1
7/26/2022	5,650	2,688	—	8,338	0.072	115,799	1800 Diagonal #1
8/10/2022	—	13,250	1,750	15,000	0.060	250,000	Mast Hill #1
8/10/2022	17,000	—	1,750	18,750	0.072	260,417	Fourth Man #12
8/18/2022	13,600	—	—	13,600	0.054	251,852	1800 Diagonal #2
9/1/2022	16,400	—	—	16,400	0.054	303,704	1800 Diagonal #2
9/1/2022	—	13,320	1,750	15,070	0.060	251,167	Fourth Man #12
9/2/2022	16,400	—	—	16,400	0.054	303,704	1800 Diagonal #2
9/6/2022	2,350	2,438	—	4,788	0.054	88,657	1800 Diagonal #2
9/7/2022	10,019	6,471	1,750	18,240	0.060	304,000	Mast Hill #1
9/16/2022	20,194	796	1,750	22,740	0.060	379,000	Mast Hill #1
9/27/2022	19,500	—	1,750	21,250	0.054	393,519	Fourth Man #13
Total conversions	679,963	101,141	20,250	801,354		5,264,746
Loss on conversion	—	—	—	326,709
	$679,963	$101,141	$20,250	$1,128,063		5,264,746

9. LEASES

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

On August 26, 2022, the company entered into a commercial lease with 4-Corners LLC to establish a Tap Room as part of its brewery revenue. The space is located at 300 Spring St, Nevada City, NV 95959, and the lease has a term of five years, from September 1, 2022 through August 31, 2027. The rent is $3,000 per month from September 1, 2022 through December 31, 2022, $3,500 per month from January 1, 2023 through August 31, 2023, $3,800 per month from September 1, 2023 through August 31, 2024, $4,400 per month from September 1, 2024 through August 31, 2025, $4,700 per month from September 1, 2025 through August 31, 2026, and $4,914 per month from September 1, 2026 through August 31, 2027. On September 1, 2022, the Company recorded of ROU assets of $212,040 and lease liabilities of $212,040 in recognition of this lease.

The Lease Agreement requires a personal guarantee from Jeffrey Lewis and Bennett Buchanan, both Director(s) of the Company, and the Company agreed to issue $300,000 in Convertible Preferred Series A shares each to Mr. Lewis and Mr. Buchanan as collateral for the personal guarantee. On August 25, 2022, the Company issued 1,118 shares of Convertible Preferred Series A stock to Jeffrey Lewis and Bennett Buchanan at $268.50 per share, for a total value of $600,366.

ROU assets and lease liabilities related to our operating leases are as follows:

September 30, 2022
Right-of-use assets	$371,957
Current operating lease liabilities	65,652
Non-current operating lease liabilities	306,305

The following is a schedule, by years, of future minimum lease payments required under the operating leases:

Years Ending
December 31,	Operating Leases
2022	$21,000
2023	91,200
2024	96,000
2025	102,000
2026	85,256
2027	39,312
Total	434,768
Less imputed Interest	62,811
Total liability	$371,957

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Operating Leases	4.44 years	7%

Financing Leases

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

In connection with the Satel Group, Inc. Settlement and Sale Agreement, dated July 1, 2022, financing lease assets of $26,815, current financing lease liabilities of $4,666, and non-current financing lease liabilities of $22,149 were reported as non-current assets of discontinued operations, current liabilities of discontinued operations, and non-current liabilities of discontinued operations, respectively, on the December 31, 2021 balance sheet (see Note 3).

10. LOANS PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. As of September 30, 2022 and December 31, 2021, the principal balance owed to Direct Capital Group was $14,500 and $14,500, respectively.

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

Pursuant to the Satel Group, Inc.. Settlement and Sale Agreement, the Loan Payable amount of $72,920 and accrued interest of $1,576 was reclassified to current liabilities of discontinued operations on the balance sheet (see Note 3).

On June 29, 2022, the Company entered into a Promissory Note with Maguire and Associates LLC in the amount of $25,000. The note bears no interest and is due on or before December 31, 2022.

11. DERIVATIVE LIABILITIES

During the nine months ended September 30, 2022, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at September 30, 2022 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the nine months ended September 30, 2022:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$159,045	$50,399	$1,388,809	$1,598,253
Initial recognition of derivative liability	2,518,849	1,910,151	—	4,429,000
Derivative settlements	(665,559)	(61,527)	—	(727,086)
Loss (gain) on derivative liability valuation	(1,864,001)	(1,756,805)	(29,948)	(3,650,754)
Balance, end of period	$148,334	$142,218	$1,358,861	$1,649,413

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2022:

Valuation date
Expected dividends	0%
Expected volatility	243.28%-282.72%
Expected term	.09 - .93 years
Risk free interest	2.79%-4.02%

Warrants

On January 2, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $29,150 per share and expire on December 31, 2023.

On January 31, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $35,200 per share and expire on January 31, 2024.

On March 26, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $27,943 per share and expire on March 26, 2024.

On April 9, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $55,000 per share and expire on April 9, 2024.

On April 9, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $55,000 per share and expire on April 9, 2024.

On April 23, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $26,400 per share and expire on April 23, 2024.

On May 30, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $25,000 per share and expire on May 30, 2024.

On May 30, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $25,000 per share and expire on May 30, 2024.

On May 30, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $25,000 per share and expire on May 30, 2024.

On June 21, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $2,500 per share and expire on June 21, 2024.

On July 22, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $38,622 per share and expire on July 22, 2024.

On July 22, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $38,622 per share and expire on July 22, 2024.

On July 22, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $38,622 per share and expire on July 22, 2024.

On August 7, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $33,000 per share and expire on August 7, 2024.

On August 12, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $17,600 per share and expire on August 12, 2024.

On August 20, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $35,000 per share and expire on August 20, 2024.

On October 9, 2019, the Company executed a Common Stock Purchase Warrant for 1 share. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $27,500 per share and expire on October 9, 2024.

On February 8, 2021, the Company executed a Common Stock Purchase Warrant for 51 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $211 per share and expire on February 8, 2026.

On March 8, 2021, the Company executed a Common Stock Purchase Warrant for 11,111 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $45 per share and expire on March 9, 2024.

On January 10, 2022, the Company executed a Common Stock Purchase Warrant for 160,198 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.34 per share and expire on January 10, 2025.

On March 3, 2022, the Company executed a Common Stock Purchase Warrant for 210,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.30 per share and expire on March 3, 2027.

On April 1, 2022, the Company executed a Common Stock Purchase Warrant for 2,366,667 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.18 per share and expire on April 1, 2027.

On May 20, 2022, the Company executed a Common Stock Purchase Warrant for 200,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.30 per share and expire on May 20, 2027.

On July 13, 2022, the Company executed a Common Stock Purchase Warrant for 1,390,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.09 per share and expire on July 13, 2027.

On September 6, 2022, the Company executed a Common Stock Purchase Warrant for 1,390,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.09 per share and expire on September 6, 2027.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	221.39% – 499.35%
Expected term	1.26 – 4.94 years
Risk free interest	4.05% – 4.25%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	238.93%
Expected term	1 year
Risk free interest	4.05%

12. RELATED PARTY TRANSACTIONS

On December 22, 2020, the President, Richard Hylen, and the Company entered into two vehicle leases in the amount of $19,314 and $18,689, respectively. The leases have a term of 6 years, from February 5, 2021 January 5, 2027, with monthly payments of $268 and $260, respectively. Pursuant to the Settlement and Sale Agreement with Satel Group, Inc., the Company reclassified the lease asset and lease liabilities to assets and liabilities of discontinued operations on the balance sheet (see Note 3).

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2021 the Company made payments of $76,746 to amounts due to related parties, and $96,367 was advanced to the Company by related parties. Pursuant to the Settlement and Sale Agreement with Satel Group, Inc., the Company reclassified related party liabilities of $207,086 due to Richard Hylen to current liabilities of discontinued operations on the balance sheet (see Note 3).

During the nine months ended September 30, 2022, the Company made payments of $13,538 to amounts due to related parties, and $93,738 was advanced to the Company by related parties.

During the nine months ended September 30, 2022, the Company issued 2,406 shares of Convertible Series A stock to Richard Hylen, valued at $646,011, in connection with the Settlement and Sale Agreement with Satel Group, Inc..

On March 31, 2022, the Company elected not to renew an employee agreement with Mike Schatz and converted accrued wages and interest of $114,355 to an interest free promissory note. This note will be repaid commencing on April 1, 2022, in monthly installments of no less than $2,000 until the principal amount is satisfied and paid in full. During the nine months ended September 30, 2022, the Company made payments of $6,000. The balance at September 30,2022 is $108,355 and is reported as non-current related party liabilities on the balance sheet.

As of September 30, 2022 and December 31, 2021, the Company has current related parties liabilities of $138,058 and $57,858, respectively, and non-current related party liabilities of $108,355 and $0, respectively.

During the nine months ended September 30, 2022, the Company recorded imputed interest of $26,341 to the statement of operations with a corresponding increase to additional paid in capital.

On August 25, 2022, the Company issued 1,118 shares of Convertible Preferred Series A stock to Jeffrey Lewis and Bennett Buchanan at $268.50 per share, for a total value of $600,366 to be guarantors of the tap room lease.

During the periods ending September 30, 2022 and December 31, 2021, the Company paid a deposit of $398,042 and $450,000, respectively, to BrewBilt Manufacturing for fabrication of a brewery system. On June 29, 2022, the majority of the brewing equipment was completed and delivered to the company, which enabled the company to begin brewing beer. The equipment that was delivered and put into use has a cost of $957,344, and the company reclassed the deposit amount of $848,042 to fixed assets and recorded $109,302 to accounts payable for the balance owed on the equipment to BrewBilt Manufacturing.

During the three months ended September 30, 2022, the Company received additional equipment of $154,894, made payments of $20,000, and recorded $146,460 to accounts payable. The Company anticipates the remaining equipment will be complete and delivered within three months.

All fabricated equipment is non-refundable. Any equipment purchased by BrewBilt Manufacturing on behalf of the company would potentially be refundable based on the individual manufacturers return policy.

13. CONVERTIBLE PREFERRED STOCK

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

During the year ended December 31, 2021, 14,192 shares of Convertible Series A Preferred stock were converted to 247,252 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,759,694, which was recorded to the statement of operations.

During the year ended December 31, 2021, the Company issued 93 shares each of Convertible Series A Preferred stock to Richard Hylen, Jef Lewis, and Bennett Buchanan and 279 shares of Convertible Series A Preferred stock to Sam Berry, pursuant to employee, consulting, and director agreements (Note 17). These shares were issued at a value at $149,992 and resulted in a gain of conversion of $6, which was recorded to the statement of operations.

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

On July 1, 2022, the Company issued 2,406 shares of Convertible Series A Preferred stock, valued at $646,011, to Richard Hylen in connection with the sale of the company’s wholly owned subsidiary, Satel Inc.

On August 25, 2022, the Company issued 1,118 shares of Convertible Preferred Series A stock to Jeffrey Lewis and Bennett Buchanan at $268.50 per share, for a total value of $600,366 as guarantors of the tap room lease.

On September 2, 2022, the holder of 455 shares of Convertible Preferred Series A stock agreed to cancel the shares in connection with a settlement agreement. The shares were cancelled in exchange for a cash payment of $30,000. Upon execution of the agreement, the Company made a payment of $10,000 and the balance of $20,000 will be paid in $4,000 monthly installments with no interest. The cancelled shares were valued at $122,168, and the company recorded a gain on settlement of debt of $92,168 to the statement of operations.

During the nine months ended September 30, 2022, 1,083 shares of Convertible Series A Preferred stock were converted to 1,743,459 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $293,078, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $268.50 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $14,280,978 which represents 53,188 Series A Convertible Preferred Stock at $268.50 per share, issued and outstanding as of September 30, 2022, outside of permanent equity and liabilities.

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

During the year ended December 31, 2021, 35,583 shares of Convertible Series C Preferred stock valued at $355,830 were converted to 2,222 common shares in accordance with the conversion terms. The issuances resulted in a gain on conversion of $155,830, which was recorded to the statement of operations.

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

On September 27, 2022, the Company entered into a Platform Services Contract with SRAX for marketing advisory services and platform fees for a period of one year in the amount of $300,000, to be paid in Convertible Preferred Series A stock.

14. PREFERRED STOCK

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

On July 1, 2022, the Company cancelled 500 Preferred Series B Control shares held by Richard Hylen in connection with the sale of the company’s wholly owned subsidiary, Satel Inc.

As of September 30, 2022, 5,000 Series B Preferred shares were authorized, of which 1,000 shares were issued and outstanding.

15. COMMON STOCK

On March 8, 2021, the Company issued 778 common shares in stock based compensation, valued at $87,500.

On April 19, 2021, in connection with the Merger Agreement, the Company approved the authorization of a 1 for 150 reverse stock split of the Company’s outstanding shares of common stock. In addition, the Company reduced the number of authorized shares to 200,000,000 with a par value of $0.0001. The reverse split was effective on June 11, 2021, and the financial statements have been retroactively adjusted to take this into account for all periods presented. During the year ended December 31, 2021, the Company issued 33 common shares due to rounding in connection with the reverse stock split.

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

During the year ended December 31, 2021, warrant holders exercised the warrants and the Company issued 23,093 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the year ended December 31, 2021, 14,192 shares of Convertible Series A Preferred stock were converted to 247,252 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,759,694, which was recorded to the statement of operations.

During the year ended December 31, 2021, the holders of convertible notes converted a total of $877,299 of principal, $55,255 of interest, and $25,900 in note fees, into 354,066 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $513,973 and settled $3,085,456 worth of derivative liabilities which was recorded to additional paid in capital.

On January 24, 2022, a warrant holder exercised the warrants and the Company issued 3,059 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On January 31, 2022, a warrant holder exercised the warrants and the Company issued 32,373 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On April 5, 2022, the Company filed a Certificate of Amendment with the Florida Secretary of State to increase the number of authorized common shares from 5,000,000,000 to 15,000,000,000 with a par value of $0.0001.

On May 20, 2022, the Company issued 100,000 shares of common stock, valued at $21,000, in connection with a Securities Purchase Agreement.

On July 27, 2022, a warrant holder exercised the warrants and the Company issued 240,000 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On August 3, 2022, 252,092 shares of common stock were purchased for $17,687 pursuant to an Equity Purchase Agreement.

On September 22, 2022, the Company approved the authorization of a 1 for 300 reverse stock split of the Company’s outstanding shares of common stock. The reverse split was effective on September 30, 2022, and the financial statements have been retroactively adjusted to take this into account for all periods presented. The Company issued 76 common shares due to rounding in connection with the reverse stock split.

On September 29, 2022, the Company filed a Certificate of Amendment with the Florida Secretary of State to decrease the number of authorized common shares from 15,000,000,000 to 5,000,000,000 with a par value of $0.0001.

During the nine months ended September 30, 2022, 1,083 shares of Convertible Series A Preferred stock were converted to 1,743,459 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $293,078, which was recorded to the statement of operations.

During the nine months ended September 30, 2022, the holders of convertible notes converted a total of $679,963 of principal, $101,142 of interest, and $20,250 in note fees, into 5,264,745 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $346,959 and settled $585,396 worth of derivative liabilities which was recorded to additional paid in capital.

As of September 30, 2022, 5,000,000,000 common shares, par value $0.0001, were authorized, of which 8,372,065 shares were issued and outstanding.

16. INCOME TAXES

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

The deferred tax asset and the valuation allowance consist of the following at September 30, 2022:

September 30, 2022
Net tax loss carry-forwards	$3,255,813
Statutory rate	21%
Expected tax recovery	683,721
Change in valuation allowance	(683,721)
Income tax provision	$—

Components of deferred tax asset:
Non capital tax loss carry-forwards	$683,721
Less: valuation allowance	(683,721)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the year ending December 31, 2018, 2019, 2020 and 2021 which are still open for examination.

17. COMMITMENTS AND CONTINGENCIES

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

On August 26, 2022, the company entered into a commercial lease with 4-Corners LLC to establish a Tap Room as part of its brewery revenue. The space is located at 300 Spring St, Nevada City, NV 95959, and the lease has a term of five years, from September 1, 2022 through August 31, 2027. The rent is $3,000 per month from September 1, 2022 through December 31, 2022, $3,500 per month from January 1, 2023 through August 31, 2023, $3,800 per month from September 1, 2023 through August 31, 2024, $4,400 per month from September 1, 2024 through August 31, 2025, $4,700 per month from September 1, 2025 through August 31, 2026, and $4,914 per month from September 1, 2026 through August 31, 2027.

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

18. SUBSEQUENT EVENTS

Notes Payable & Warrants

On October 4, 2022, the Company entered in a Promissory Note with a holder of Convertible Preferred Series shares. The shareholder agreed to cancel 3,259 shares of Convertible Preferred Series A stock in exchange for a Promissory Note in the amount of $875,042. The Company agreed to issue 87,504,150 shares of common stock as collateral in the event the note is not paid by the due date of December 31, 2025.

On October 7, 2022, the Company entered in a Promissory Note with Coventry Enterprises LLC, in the amount of $125,000. The note is unsecured, bears interest at 10% per annum, and matures on October 27, 2023. The Company agreed to issue 1,000,000 shares of common stock in connection with the note.

On October 10, 2022, the Company entered in a Convertible Promissory Note with 1800 Diagonal Lending LLC, in the amount of $44,250. The note is unsecured, bears interest at 10% per annum, and matures on October 10, 2023.

On October 14, 2022, the Company executed a Common Stock Purchase Warrant for 918,750 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0144 per share and expire on October 14, 2027.

On November 3, 2022, the Company entered in a Convertible Promissory Note with Pacific Pier Capital, LLC, in the amount of $20,000. The note is unsecured, bears interest at 12% per annum, and matures on November 3, 2023.

Subsequent Stock Filings and Issuances

On October 4, 2022, a warrant holder exercised the warrants and the Company issued 417,766 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On October 4, 2022, the Company cancelled 3,259 shares of Convertible Preferred stock in exchange for 87,504,150 common shares that were issued as collateral on a promissory note.

On October 6, 2022, 104 shares of Convertible Series A stock was converted into 4,654,000 shares of common stock.

On October 7, 2022, the Company issued 1,000,000 shares of common stock in connection with a Promissory Note.

On October 14, 2022, the Company issued 9,084 common shares due to rounding in connection with the reverse stock split.

On October 17, 2022, the holder of a convertible note converted a total of $28,000 of principal and $1,750 in conversion fees into 4,958,333 shares of our common stock.

On October 17, 2022, the holder of a convertible note converted a total of $27,500 of principal into 5,188,679 shares of our common stock.

On October 20, 2022, a warrant holder exercised the warrants and the Company issued 500,984 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On October 21, 2022, the holder of a convertible note converted a total of $16,076 of interest and $1,750 in conversion fees into 5,093,009 shares of our common stock.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

Revenues:

The Company’s revenues were $35,426 for the three months ended September 30, 2022 compared to $16,640 for the three months ended September 30, 2021. The increase was primarily due to the production of beer that began in June of 2022. The Company’s revenues in 2021 were from audio and video equipment sales as part of the operations of Simlatus Corp.

Cost of Sales:

The Company’s cost of sales was $27,364 for the three months ended September 30, 2022, compared to $4,859 for the three months ended September 30, 2021. The cost to produce beer is much higher than the cost of materials for audio and video equipment that was sold in 2021.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries, and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended September 30, 2022 and September 30, 2021, were $1,250,311 and $240,961, respectively. The increase was primarily attributable to an increase in wages and expenses related to the brewery.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2022 and September 30, 2021 was $31,285 and $612,358, respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. Although there was an increase in interest expense during the three months ended September 30, 2022, the decrease in other income was primary due to a gain on derivative expenses during the three months ended September 30, 2021.

Net Profit (Loss):

Net profit (loss) for the three months ended September 30, 2022 was $(1,211,864) compared to $383,178 for the three months ended September 30, 2021. The increase in net loss can be explained by the changes in the fair value of derivative liabilities and the increase in operating expenses.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Revenues:

The Company’s revenues were $62,265 for the nine months ended September 30, 2022 compared to $29,362 for the nine months ended September 30, 2021. The increase in sales in Q3 2022 is due to the revenues from beer sales.

Cost of Sales:

The Company’s cost of sales was $37,159 for the nine months ended September 30, 2022, compared to $8,834 for the nine months ended September 30, 2021. This is due to the additional of beer sales which have higher costs associated with the production of the product..

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the nine months ended September 30, 2022 and September 30, 2021, were $2,649,601 and $1,801,870, respectively. The variance was primarily attributable to an increase in share based compensation and an increase in salaries and wages that was reported during the nine months ended September 30, 2022.

Other Income (Expense):

Other income (expense) for the nine months ended September 30, 2022 and September 30, 2021 was $(1,686,885) and $1,150,697, respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and an increase in interest expenses.

Net Loss:

Net loss from continuing operations for the nine months ended September 30, 2022 was $4,311,380 compared to $630,645 for the nine months ended September 30, 2021. The increase in net loss can be explained by the increase in operating and other expenses during the nine months ended September 30, 2022.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	September 30,	December 31,
	2022	2021
Current Assets	$67,212	$527,665
Current Liabilities	4,651,674	4,364,451
Working Capital (Deficit)	$(4,584,462)	$(3,836,786)

The overall working capital (deficit) increased from $(3,836,786) at December 31, 2021 to $(4,584,462) at September 30, 2022 due to the reclassing of $450,000 in related party deposits to fixed assets and an increase of derivative liabilities and accounts payable.

	September 30,	September 30,
	2022	2021
Cash Flows (used in) provided by Operating Activities	$(295,094)	$(443,914)
Cash Flows (used in) provided for Investing Activities	(725,075)	(533,426)
Cash Flows (used in) provided for Financing Activities	996,600	973,160
Net Increase (decrease) in Cash During Period	$(23,569)	$(4,180)

During the nine months ended September 30, 2022 cash (used in) provided by operating activities was $(295,094) compared to $(443,914) for the nine months ended September 30, 2021. The decrease in the cash used in operating activities is primarily attributed to the change in fair value of derivative liabilities, stock based compensation and loss on conversions.

During the nine months ended September 30, 2022 cash (used in) provided for investing activities was $(725,075) compared to $(533,426) for the nine months ended September 30, 2021. In the nine months ended September 30, 2022, the company recognized brewing equipment of $1,115,575, reclassified $450,000 of related party deposits, recorded $255,762 of related party accounts payable and incurred $315,261 in leasehold improvements.

During the nine months ended September 30, 2022, cash (used in) provided for financing activities was $996,600 compared to $973,160, for the nine months ended September 30, 2021. The increase in cash used by financing activity primarily resulted from an increase in proceeds from notes payable and promissory notes during the nine months ended September 30, 2022.

As of September 30, 2022, the Company had a cash balance and current asset total of $22,858 and $67,212 respectively, compared with $46,427 and $527,665 of cash and current assets, respectively, as of December 31, 2021. The decrease in assets was due to the reclassification of related party deposits for brewery equipment that was delivered and put into use in Q2 2022.

As of September 30, 2022, the Company had total current liabilities of $4,651,674 compared with $4,364,451 as of December 31, 2021. The increase in current liabilities was primarily attributed to an increase in derivative liabilities, accrued liabilities and accounts payable.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of September 30, 2022 we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2021 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC on April 4, 2022, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 22, 2022

/s/ Jef Lewis
By: Jef Lewis
Its: President, Chief Executive Officer