Form 10-K
period 2022-12-31
BrewBilt Brewing Co
filed 2023-05-02
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53276

BrewBilt Brewing Company
(Exact name of registrant as specified in its charter)

Florida		86-3424797
(State or other jurisdiction of Incorporation)		(IRS Employer Identification Number)
110 Spring Hill Dr #17 Grass Valley, CA 95945 (Address of principal executive offices)
(530) 802-0036 (Registrant’s Telephone Number)

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

Yes ☐ No ☒

On June 30, 2022, the last business day of the registrants most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $613,923, based upon the closing price on that date of the Common Stock of the registrant of $0.1502 For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of April 28, 2023 there were 6,507,651,427 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should”, “expects”, “plans,” “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Company Overview

BrewBilt Brewing is a licensed commercial craft brewer in Northern California. The company began building its first processing brewery in 2021 and started delivering its craft beers in July of 2022. Inspired by European brewing tradition and American craft innovation, BrewBilt Brewing produces satisfying beers using small-batch California malt for a better-quality beer. Our facility and experienced staff ferment our lagers in stacked horizontal lagering tanks and give them plenty of cold aging time to achieve optimal taste and clarity. Our packaging process utilizes a counter-pressure Codi line to ensure the lowest possible level of packaged oxygen, maximizing product stability and continuity over its shelf-life.

BrewBilt Brewing is devoted to the modern execution of traditional styles utilizing hand-crafted, industry-leading equipment combined with an artful approach and a passion for quality. A focus on regionally sourced local malt, premium hops, and pristine water gives us a dynamic palette for distinctly satisfying beers. Inspired by European brewing tradition and American craft innovation, we aim to create beers that reflect a sense of place and our shared brewing philosophy for your ultimate drinking pleasure.

BrewBilt has strong relationships with suppliers of raw materials, equipment, and services globally, in addition an aggressive referral network of satisfied customers nationwide. An Advisory Board consisting of successful business leaders that provide valuable product feedback and business expertise to management.

Our Market Opportunity

The beer market in the United States grew to 109 billion U.S. dollars in revenue in 2021 after declining in 2019 due to the outbreak of the COVID-19 pandemic. The market will not surpass pre-pandemic levels until 2023 and is expected to be valued at 146 billion dollars by 2025. This statistic shows the trend in retail dollar value of craft beer sales in the United States from 2011 to 2021, where retail sales of craft beer increased in 2021 after 2020 saw a large reduction in sales due to the corona-virus pandemic. Dollar sales of craft beer amounted to 26.9 billion U.S. dollars in 2021 and the production volume of craft beer in the United States from 2010 to 2021, by type of brewery. In 2021, regional craft breweries produced approximately 16 million barrels of craft beer, allowing sales volume of craft beer in the United States to grow by 7.9 percent in 2021. Craft beer production increased from 9.1 million barrels in 2009 to 24.8 million in 2021, and the craft beer volume share of beer production in the United States from 2013 to 2021. In 2021, the craft brewer volume share of total beer production in the United States amounted to 13.1 percent.

California had the largest output for the craft beer industry in 2021, offering $10.7 billion in total impact. Pennsylvania finished in second during the year, with a $6.1 billion impact. They were followed by Texas ($5.9 billion), New York ($5.4 billion), and Florida ($4.2 billion). The overall beer market in the United States has a value of $103.5 billion. Although the craft beer segment has a 12.3% share of the total beer volume in the country, it represents 23.6% of the total dollar sales that were achieved in 2021.

Adults in the United States consume an average of 19.8 gallons of beer each year, according to the National Beer Wholesalers Association. About 36% of registered breweries in the United States are listed as a brewpub. That means the products they create for consumers are meant for direct sales that occur on their premises. The average brewery with this classification will produce about 1,000 barrels of beer each year. 95% of the breweries which are operating in the United States today produced less than 15,000 barrels of beer each year. That classifies the operation as a microbrewery if 75% or more of the beer the company produces is sold off-site. About 40% of the sales that occur each year for the craft beer industry happen during the months of June, July, or August. Almost 90% of adults over the age of 21 in the United States live within 10 miles of at least one brewery. Most of these operations qualify as a craft beer producer. There are more than 950 different craft breweries operating in California right now, making it the largest source of products for the industry today.

BrewBilt Brewing Market Statistics:

The company has developed over 200 customers since delivering its first craft beers in July of 2022. The customer retention rate is over 80%, with an average of 25 new customers per month.

The company has 50% sales in retail customers and 50% sales in draft customers. The retail customers include Albertson/Safeway Grocery Stores, Grocery Outlet, and IGA owned/Operated grocery stores.

Albertson owns 2,253 stores as of the third quarter of fiscal year 2020 and 270,000 employees as of fiscal year 2019. The company is the second-largest supermarket chain in North America after Kroger.  Albertsons ranked 53rd in the 2018 Fortune 500 list of the largest United States corporations by total revenue.

Grocery Outlet Holding Corp. is an American discount closeout retailer consisting exclusively of supermarket locations that offer deeply discounted, overstocked, and closeout products from name brand and private label suppliers. The company has stores in California, Oregon, Washington, Idaho, Nevada, Pennsylvania, and New Jersey. There are 448 Grocery Outlet retail stores in the United States as of March 27, 2023. The state with the greatest number of Grocery Outlet locations in the US is California, with 259 retail stores, which is about 58% of all Grocery Outlet retail stores in the US.

IGA, Inc., is an American chain of grocery stores that operates in more than 41 countries. Unlike the chain store business model, IGA operates as a franchise through stores that are owned separately from the brand. Many of these stores operate in small-town markets and belong to families that manage them.

BrewBilt Brewing sales have increased each month on average of 20% with an emphasis in expanding its customer base to over 500 customers by third quarter of 2023.

The company produces 4 core craft beers and a variety of seasonal craft beers. Through a strategic marketing and advertising campaign, the company has found success through social media outlets, direct sales and trade shows.

Employees

As of the date of this filing, BrewBilt Brewing has 9 employees. Our suppliers include various consultants for new business development and marketing, in addition to legal and accounting support.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

BrewBilt Brewing operates out of a 6,457 square foot commercial facility located in the Wolf Creek Industrial Building at 110 Spring Hill Dr, Grass Valley, CA 95945.

On August 26, 2022, the company entered into a commercial lease with 4-Corners LLC to establish a Tap Room as part of its brewery revenue. The space is located at 300 Spring St, Nevada City, NV 95959, and the lease has a term of five years, from September 1, 2022 through August 31, 2027.

The Company currently does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

The Company was served a complaint in the County of Nevada, State of California (Case No. CU0000567). BrewBilt Brewing Co. is listed as a named defendant in this matter. The complaint involves the termination of employee Branford Samuels who was employed as a fabricator for BrewBilt Manufacturing Inc. and, it is not uncommon for named defendants in a civil matter to be listed, but never served the complaint, and eventually they are dismissed from the matter without further steps being taken by a plaintiff(s).  California Rules of Court rule 3.110(b) states in relevant part that, “[t]he complaint must be served on all named defendants and proofs of service on those defendants must be filed with the court within 60 days of filing of the complaint.”  The subject complaint was filed by plaintiff on February 7, 2023. Therefore, at this time it is speculative whether BrewBilt Brewing Co. has any threat of material litigation or pending material litigation.  To the extent that one considers being a named defendant of a complaint as a threatened or pending matter, we have not devoted substantial attention to this matter, and do not anticipate doing so in the future with the facts known to us. Although though the underlying events giving rising to the claim/cause of action occurred prior to the date of December 31, 2022, at this time, it is our current opinion that there are no unasserted possible claims or assessments of such that are probable as it relates to BrewBilt Brewing Co.  In other words, with facts known to us at this time, we opine that it is not “probable” (Standard 8(a)) that there are assertable legal claims against BrewBilt Brewing Co. that must be disclosed in accordance with Statement of Financial Accounting Standards No. 5 as they do not also likely satisfy Standard 8(b): “The amount of loss can be reasonably estimated.”

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Markets, and represents prices between dealers, does not include retail markups, markdowns, or commissions, and may not represent actual transactions:

	For the Year Ended December 31
	2022		2021
	High	Low	High	Low
First Quarter	1.802	0.315	396.198	13.507
Second Quarter	0.481	0.120	60.060	15.015
Third Quarter	0.330	0.016	36.010	2.958
Fourth Quarter	0.026	0.001	5.676	0.991

Record Holders

As of December 31, 2022, there were 207,723,162 shares of the registrant’s $0.0001 par value common stock issued and outstanding, which were held by 35 shareholders of record.

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

On October 7, 2022, the Company issued 1,000,000 shares of common stock, valued at $14,100, in connection with a Promissory Note.

On October 14, 2023, the Company issued 9,084 common shares due to rounding in connection with the reverse stock split.

On October 21, 2022, the Company issued 1,118 shares of Convertible Preferred stock in connection with an agreement for marketing advisory services and platform fees for a period of one year in the amount of $300,000. The stock is valued at $300,183, and a loss of $183 was reported on the statement of operations.

On November 25, 2022, 3,325,741 shares of common stock were purchased for $7,418 pursuant to an Equity Purchase Agreement.

During the three months ended December 31, 2022, 740 shares of Convertible Preferred Series A stock were converted to 29,188,824 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $105,629.

During the three months ended December 31, 2022, the holders of convertible notes converted a total of $221,582 of principal, interest, and fees into 53,019,434 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $286,138.

During the three months ended December 31, 2022, warrant holders exercised the warrants and the Company issued 16,174,864 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

Recent issuances of unregistered securities subsequent to our fiscal year ended of December 31, 2022

On January 9, 2023, the holder of a convertible note converted a total of $33,005 of principal, interest, and fees into 9,430,000 shares of our common stock.

On January 12, 2022, the holder of a convertible note converted a total of $31,750 of principal and fees into 9,071,428 shares of our common stock.

On January 12, 2023, 150 shares of Convertible Preferred Series A stock was converted into 201,375,000 shares of common stock.

On January 13, 2023, 17,078,560 shares of common stock were purchased for $13,226 pursuant to an Equity Purchase Agreement.

On January 17, 2023, 113 shares of Convertible Preferred Series A stock was converted into 15,170,250 shares of common stock.

On January 19, 2023, 80 shares of Convertible Preferred Series A stock was converted into 16,523,076 shares of common stock.

On January 20, 2023, the holder of a convertible note converted a total of $26,814 of principal, interest, and fees into 17,875,900 shares of our common stock.

On January 24, 2023, 83 shares of Convertible Preferred Series A stock was converted into 20,259,546 shares of common stock.

On January 24, 2023, 32 shares of Convertible Preferred Series A stock was converted into 6,609,230 shares of common stock.

On January 26, 2023, the holder of a convertible note converted a total of $27,750 of principal, interest, and fees into 25,227,272 shares of our common stock.

On January 30, 2023, the holder of a convertible note converted a total of $16,443 of principal, interest, and fees into 17,400,000 shares of our common stock.

On January 30, 2023, 83 shares of Convertible Preferred Series A stock was converted into 20,259,546 shares of common stock.

On January 31, 2023, 1,000 shares of Convertible Preferred Series A stock was converted into 895,000,000 shares of common stock.

On February 2, 2023, the holder of a convertible note converted a total of $19,656 of principal, interest, and fees into 20,800,000 shares of our common stock.

On February 2, 2023, 150 shares of Convertible Preferred Series A stock was converted into 50,343,750 shares of common stock.

On February 3, 2023, 51,217,581 shares of common stock were purchased for $10,978 pursuant to an Equity Purchase Agreement.

On February 3, 2023, 81 shares of Convertible Preferred Series A stock was converted into 19,771,363 shares of common stock.

On February 8, 2023, 123 shares of Convertible Preferred Series A stock was converted into 55,042,500 shares of common stock.

On February 8, 2023, 135 shares of Convertible Preferred Series A stock was converted into 60,412,500 shares of common stock.

On February 10, 2023, 93 shares of Convertible Preferred Series A stock was converted into 86,105,172 shares of common stock.

On February 13, 2023, 123 shares of Convertible Preferred Series A stock was converted into 55,042,500 shares of common stock.

On February 13, 2023, 90 shares of Convertible Preferred Series A stock was converted into 69,042,857 shares of common stock.

On February 15, 2023, a warrant holder exercised the warrants and the Company issued 73,800,000 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On February 17, 2023, 33 shares of Convertible Preferred Series A stock was converted into 35,442,000 shares of common stock.

On February 17, 2023, 47 shares of Convertible Preferred Series A stock was converted into 50,478,000 shares of common stock.

On February 17, 2023, 61 shares of Convertible Preferred Series A stock was converted into 163,785,000 shares of common stock.

On February 17, 2023, 689 shares of Convertible Preferred Series A stock was converted into 1,849,965,000 shares of common stock.

On February 23, 2023, the holder of a convertible note converted a total of $27,675 of principal, interest, and fees into 102,500,000 shares of our common stock.

On February 24, 2023, the holder of a convertible note converted a total of $27,388 of interest and fees into 109,550,642 shares of our common stock.

On March 1, 2023, 200 shares of Convertible Preferred Series A stock was converted into 214,800,000 shares of common stock.

On March 2, 2023, the holder of a convertible note converted a total of $58,347 of principal, interest, and fees into 216,100,000 shares of our common stock.

On March 2, 2023, 100 shares of Convertible Preferred Series A stock was converted into 134,250,000 shares of common stock.

On March 7, 2023, 91 shares of Convertible Preferred Series A stock was converted into 244,335,000 shares of common stock.

On March 8, 2023, the holder of a convertible note converted a total of $20,830 of principal, interest, and fees into 77,149,592 shares of our common stock.

On March 13, 2023, the holder of a convertible note converted a total of $58,347 of principal, interest, and fees into 216,100,000 shares of our common stock.

On March 16, 2023, 101 shares of Convertible Preferred Series A stock was converted into 271,185,000 shares of common stock.

On March 21, 2023, the holder of a convertible note converted a total of $58,347 of principal, interest, and fees into 216,100,000 shares of our common stock.

On March 21, 2023, 106 shares of Convertible Preferred Series A stock was converted into 284,610,000 shares of common stock.

On March 29, 2023, 112 shares of Convertible Preferred Series A stock was converted into 300,720,000 shares of common stock.

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

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

Revenues:

The Company’s revenues were $124,684 for the year ended December 31, 2022 compared to $43,090 for the year ended December 31, 2021. Revenues in 2022 comprised of $96,750 in beer related sales, $27,650 in audio/visual component sales and $284 in merchandise sales. Of the $96,750 in beer sales, $1,062 was from related parties. The increase in revenue is from beer sales that started in the third quarter of 2022.

Cost of Sales:

The Company’s cost of sales was $175,632 for the year ended December 31, 2022, compared to $11,415 for the year ended December 31, 2021. Cost of sales in 2022 included raw materials, beer packaging, selling expenses, depreciation of the brewing equipment and overhead expenses. The increase is due to the addition of beer sales which have higher costs associated with the production of the product.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the years ended December 31, 2022 and December 31, 2021, were $3,010,128 and $6,930,374, respectively. Although there were increases in salaries and wages in 2022, there was a decrease in share based compensation which was primarily attributable to the decrease in operating expenses.

Other Income (Expense):

Other income (expense) for the years ended December 31, 2022 and December 31, 2021 was $(5,249,903) and $404,811, respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement and extinguishment of debt, conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and an increase in interest expenses. In addition, there was an increase in extinguishment of debt and interest expenses.

Net Loss:

Net loss from continuing operations for the year ended December 31, 2022 was $8,310,979 compared to $6,493,888 for the year ended December 31, 2021. The increase in net loss can be explained by the increase in operating and other expenses during the year ended December 31, 2022. Net loss from discontinued operations for the year ended December 31, 2022 was $233,700 compared to $365,104 for the year ended December 31, 2021. The net loss was higher in 2021 since the reporting period was for one year, whereas the net loss for 2022 is for a period of six months due to the sale of Satel which occurred on July 1, 2022.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	December 31,	December 31,
	2022	2021
Current Assets	$92,581	$527,665
Current Liabilities	5,867,700	4,364,451
Working Capital (Deficit)	$(5,775,119)	$(3,836,786)

The overall working capital (deficit) increased from $(3,836,786) at December 31, 2021 to $(5,775,119) at December 31, 2022 due to the reclassing of $450,000 in related party deposits to fixed assets and an increase of derivative liabilities, accrued liabilities and convertible debt.

	December 31,	December 31,
	2022	2021
Cash Flows (used in) provided by Operating Activities	(871,590)	(542,469)
Cash Flows (used in) provided for Investing Activities	(735,679)	(559,119)
Cash Flows (used in) provided for Financing Activities	1,593,466	1,013,160
Net Increase (decrease) in Cash During Period	(13,803)	(88,428)

During the year ended December 31, 2022 cash (used in) provided by operating activities was $(871,590) compared to $(542,469) for the year ended December 31, 2021. The increase in the cash used in operating activities is primarily attributed to the change in fair value of derivative liabilities, amortization of debt discounts, and loss on debt extinguishment.

During the year ended December 31, 2022 cash (used in) provided for investing activities was $(735,679) compared to $(559,119) for the year ended December 31, 2021. In the year ended December 31, 2022, the company recognized brewing equipment of $1,135,801, other property and equipment of $11,771, reclassified $450,000 of related party deposits, recorded $287,758 of related party accounts payable and incurred $325,865 in leasehold improvements.

During the year ended December 31, 2022, cash (used in) provided for financing activities was $1,593,466 compared to $1,013,160, for the year ended December 31, 2021. The increase in cash used by financing activity primarily resulted from an increase in proceeds from notes payable and promissory notes during the year ended December 31, 2022.

As of December 31, 2022, the Company had a cash balance and current asset total of $32,624 and $92,581 respectively, compared with $46,427 and $527,665 of cash and current assets, respectively, as of December 31, 2021. The decrease in assets was due to the reclassification of related party deposits for brewery equipment that was delivered and put into use in Q2 2022.

As of December 31, 2022, the Company had total current liabilities of $5,867,700 compared with $4,364,451 as of December 31, 2021. The increase in current liabilities was primarily attributed to an increase in derivative liabilities, accrued liabilities, notes payable and related party liabilities.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of December 31, 2022, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2022 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BrewBilt Brewing Company and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrewBilt Brewing Company and subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of two years in the period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible Notes Payable

As discussed in Note 8, the Company borrows funds through the use of convertible notes payable that contain conversion prices that fluctuates with the Company’s stock price. Due to the variable nature of the conversion price, the embedded conversion features may require bifurcation from the host contract. Significant judgment is exercised by the Company in determining the proper treatment for these convertible note agreements.

We evaluated management’s conclusions regarding their convertible notes payable by testing the assumptions used to account for the conversion features and testing the completeness and accuracy of the convertible note payable amounts.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, Texas

May 2, 2023

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$32,624	$46,427
Accounts receivable	17,247	—
Inventory, net	26,434	11,576
Prepaid expenses	1,500	5,036
Related party deposit	—	450,000
Other current assets	14,776	—
Current assets of discontinued operations	—	14,626
Total current assets	92,581	527,665

Property, plant and equipment, net	1,468,933	99,424
Finance lease assets - related party	51,088	—
Operating right-of-use assets	357,150	188,770
Security deposit	6,500	—
Non-current assets of discontinued operations	—	31,977
Total assets	$1,976,252	$847,836

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$298,642	$226,134
Accrued wages	1,185,363	864,863
Accrued expenses	61,571	3,611
Accrued interest	330,154	240,579
Convertible notes payable in default	66,490	47,990
Convertible notes payable, net of discount	925,440	545,887
Current finance lease liabilities - related party	9,252	—
Current operating lease liabilities	69,180	36,369
Derivative liabilities	2,398,176	1,598,253
Loans payable, net of discount	145,322	14,500
Related party liabilities	378,110	57,858
Current liabilities of discontinued operations	—	728,407
Total Current liabilities	5,867,700	4,364,451

Non-current finance lease liabilities - related party	41,836	—
Non-current operating lease liabilities	287,970	152,401
Non-current related party note payable	977,396	—
Non-current liabilities of discontinued operations	—	22,149
Total liabilities	7,174,902	4,539,001

Series A convertible preferred stock: 10,10,000 shares authorized, par value $0.0001 (1) 50,256 shares issued and outstanding at December 31, 2022 30,746 shares issued and outstanding at December 31, 2021	13,493,736	8,255,301
Convertible preferred stock payable	599,829	5,000,000

Stockholders’ deficit:
Series B preferred stock: 5,000 shares authorized, par value $0.0001 1,000 shares issued and outstanding at December 31, 2022 1,500 shares issued and outstanding at December 31, 2021	—	—
Common stock: 20,000,000,000 shares authorized, par value $0.0001 (1) 207,723,162 shares issued and outstanding at December 31, 2022 736,260 shares issued and outstanding at December 31, 2021	20,772	74
Additional paid in capital	11,728,527	5,550,295
Accumulated deficit	(31,041,514)	(22,496,835)
Total stockholders’ deficit	(19,292,215)	(16,946,466)
Total liabilities and stockholders’ deficit	$1,976,252	$847,836

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on September 30, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONDENSED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2022	2021
Sales	$123,622	$43,090
Sales - related party	1,062	—
Cost of sales	175,632	11,415
Gross profit (loss)	(50,948)	31,675

Operating expenses:
Depreciation	23,314	9,695
G&A expenses	1,213,620	5,360,058
Professional fees	56,081	62,058
Salaries and wages	1,717,113	1,498,563
Total operating expenses	3,010,128	6,930,374

Loss from operations	(3,061,076)	(6,898,699)

Other income (expense):
Interest income	8	—
Debt forgiveness	9,940	—
Gain (loss) on extinguishment of debt	(875,042)	—
Gain (loss) on settlement of debt	76,171	—
Loss on conversion of debt	(807,032)	(513,973)
Loss on conversion of debt of preferred shares	(1,177,553)	(1,603,865)
Derivative income (expense)	(557,424)	3,646,815
Interest expense	(1,918,971)	(1,124,166)
Total other income (expense)	(5,249,903)	404,811

Net profit (loss) before income taxes from continuing operations	(8,310,979)	(6,493,888)
Income tax expense	—	—
Net profit (loss) from continuing operations	(8,310,979)	(6,493,888)

Discontinued operations (Note 3)
Loss from operation of discontinued operations	(233,700)	(365,104)
Total profit (loss) from discontinued operations, net of tax	(233,700)	(365,104)

Net profit (loss)	$(8,544,679)	$(6,858,992)

Per share information

Weighted average number of common shares outstanding, basic (1)	35,838,546	301,091
Net income (loss) per common share, basic, for continued operations	$(0.2319)	$(21.5678)
Net income (loss) per common share, basic, for discontinued operations	$(0.0065)	$(1.2126)

Per share information
Weighted average number of common shares outstanding, diluted (1)	35,838,546	301,091
Net income (loss) per common share, diluted, for continued operations	$(0.2319)	$(21.5678)
Net income (loss) per common share, diluted, for discontinued operations	$(0.0065)	$(1.2126)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on September 30, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Convertible Preferred Stock					Preferred Stock				Additional	Accumulated	Total
	Series A (1)		Series C		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2020	41,572	$11,162,005	35,583	$355,830	$754,249	500	$—	108,816	$11	$(6,058,811)	$(15,637,843)	$(21,696,643)

Conversion of debt to common stock	—	—	—	—	—	—	—	354,067	35	1,446,493	—	1,446,528
Convertible preferred stock converted to common stock	(14,192)	(3,810,486)	(35,583)	(355,830)	—	—	—	249,473	25	5,770,156	—	5,770,181
Convertible preferred stock payable converted to preferred stock	2,809	754,249	—	—	(754,249)	—	—	—	—	—	—	—
Convertible preferred stock to be issued pursuant to agreement	—	—	—	—	5,000,000	—	—	—	—	—	—	—
Preferred stock issued for services	559	149,992	—	—	—	1,000	—	—	—	785,236	—	785,236
Common stock issued for services	—	—	—	—	—	—	—	778	—	87,500	—	87,500
Cashless warrant exercise	—	—	—	—	—	—	—	23,093	3	(3)	—	—
Imputed interest	—	—	—	—	—	—	—	—	—	34,179	—	34,179
Derivative settlements	—	—	—	—	—	—	—	—	—	3,218,753	—	3,218,753
Warrant discounts	—	—	—	—	—	—	—	—	—	266,333	—	266,333
Rounding due to reverse stock split	(2)	(459)	—	—	—	—	—	33	—	459	—	459
Net loss	—	—	—	—	—	—	—	—	—	—	(6,858,992)	(6,858,992)
Balances for December 31, 2021	30,746	$8,255,301	—	$—	$5,000,000	1,500	$—	736,260	$74	$5,550,295	$(22,496,835)	$(16,946,466)

Preferred shares issued and cancelled in connection with sale and settlement of wholly owned subsidiary	2,406	646,011	—	—	—	(500)	—	—	—	(77,601)	—	(77,601)
Deconsolidation of wholly owned subsidiary	—	—	—	—	—	—	—	—	—	350,636	—	350,636
Conversion of debt to common stock	—	—	—	—	—	—	—	58,284,179	5,828	1,788,390	—	1,794,218
Common stock issued in connection with promissory note	—	—	—	—	—	—	—	1,000,000	100	14,000	—	14,100
Common stock issued pursuant to equity purchase agreement	—	—	—	—	—	—	—	3,577,833	358	24,747	—	25,105
Common stock issued pursuant to securities purchase agreement	—	—	—	—	—	—	—	100,000	10	20,990	—	21,000
Convertible preferred stock converted to common stock	(1,874)	(503,169)	—	—	—	—	—	40,061,283	4,006	897,870	—	901,876
Convertible preferred shares to be issued to settle accrued wages	—	—	—	—	400,065	—	—	—	—	(65)	—	(65)
Convertible preferred shares to be issued pursuant to director agreements	—	—	—	—	199,764	—	—	—	—	236	—	236
Convertible preferred shares issued for services	1,211	325,154	—	—	—	—	—	—	—	29	—	29
Convertible preferred shares issued in connection with promissory note	400	107,400	—	—	—	—	—	—	—	—	—	—
Convertible preferred stock payable converted to preferred stock	18,622	5,000,007	—	—	(5,000,000)	—	—	—	—	(7)	—	(7)
Convertible preferred shares issued to directors to guarantee lease agreement	2,236	600,366	—	—	—	—	—	—	—	—	—	—
Convertible preferred shares issued to settle debt	223	59,876	—	—	—	—	—	—	—	—	—	—
Convertible preferred shares cancelled pursuant to settlement agreement	(455)	(122,168)	—	—	—	—	—	—	—	—	—	—
Convertible preferred shares cancelled and common shares issued as collateral to promissory note	(3,259)	(875,042)	—	—	—	—	—	87,504,150	8,750	1,645,079	—	1,653,829
Cashless warrant exercise	—	—	—	—	—	—	—	16,450,296	1,645	(1,645)	—	—
Warrant discounts	—	—	—	—	—	—	—	—	—	508,340	—	508,340
Imputed interest	—	—	—	—	—	—	—	—	—	79,851	—	79,851
Derivative settlements	—	—	—	—	—	—	—	—	—	927,383	—	927,383
Rounding due to reverse stock split	—	—	—	—	—	—	—	9,161	1	(1)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(8,544,679)	(8,544,679)
Balances for December 31, 2022	50,256	$13,493,736	—	$—	$599,829	1,000	$—	207,723,162	$20,772	$11,728,527	$(31,041,514)	$(19,292,215)

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on September 30, 2022. The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
(Formerly known as Simlatus Corporation)
CONDENSED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss from continued operations	$(8,310,979)	$(6,493,888)
Net loss from discontinued operations	(233,700)	(365,104)
Net loss	(8,544,679)	(6,858,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	1,597,746	851,216
Depreciation	105,410	9,695
Stock based compensation	1,342,683	6,022,728
Preferred stock issued for services	325,183	—
Imputed interest	79,851	34,179
Forgiveness of debt	(9,940)	—
Loss on conversion of debt	807,032	513,973
Loss on conversion of preferred shares	1,177,553	1,603,865
Gain on settlement of debt	(76,171)	—
Loss on extinguishment of debt	875,042	—
Change in fair value of derivative liability	557,424	(3,646,815)
Penalties on notes payable	—	107,022
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(17,247)	—
Inventory	(14,858)	(7,442)
Other current assets	(14,776)	10,000
Prepaid expenses	3,536	(5,036)
Security deposits	(6,500)	—
Accrued interest	257,496	131,748
Accounts payable	72,508	(45,407)
Accrued expenses	171,242	546,944
Advances from related parties	224,782	(36,761)
Other current liabilities	—	(10,000)
Net cash used in continuing operating activities	(1,086,683)	(779,083)
Net cash used in discontinued operating activities	215,093	236,614
Net cash (used in) provided by operating activities	(871,590)	(542,469)

Cash flows from investing activities:
Property, plant and equipment, additions	(1,185,679)	(109,119)
Deposit on equipment - related party	450,000	(450,000)
Net cash (used in) provided by investing activities	(735,679)	(559,119)

Cash flows from financing activities:
Payments on convertible debt	(68,997)	—
Proceeds from convertible debt	1,430,370	1,013,160
Proceeds from promissory notes	125,000	—
Payments on related party promissory notes	(12,000)	—
Proceeds from related party loans	95,470	—
Payments on finance lease	(1,482)	—
Proceeds from sale of stock	25,105	—
Net cash (used in) provided for financing activities	1,593,466	1,013,160

Net increase (decrease) in cash	(13,803)	(88,428)

Cash, beginning of period	46,427	134,855
Cash, end of period	$32,624	$46,427

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Preferred stock issued against related party debt in connection with deconsolidation	$646,011	$—
Deconsolidation of wholly owned entity	$350,636	$—
Debt converted to common stock	$987,186	$—
Preferred shares converted to common shares and related party note payable	$875,042	$—
Preferred shares cancelled	$122,168	$—
Stock issued for debt conversion	$—	$932,555
Discount from derivative	$1,169,882	$466,827
Preferred stock converted to common stock	$503,169	$4,166,316
Preferred stock issued to settle convertible debt	$60,000	$—
Related party exchange of accrued wages for note payable	$114,354	$—
Derivative settlements	$927,383	$3,218,753
Warrant discount from debt	$508,340	$266,333
Cashless warrant exercise	$1,645	$3
Convertible note payable exchanged for accrued interest	$16,800	$—
Lease adoption recognition	$212,040	$203,216
Preferred stock payable converted to preferred stock	$5,000,007	$754,249
Fixed assets exchanged for related party accounts payable	$287,758	$—
Rounding of shares due to reverse stock split	$—	$459
Fixed assets acquired with capitalized finance lease	$52,570	$—

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

BrewBilt Brewing Company (formerly Simlatus Corporation) is the parent company of wholly owned subsidiaries Satel Group Inc. and BrewBilt Brewing LLC. On July 1, 2022, the Company sold Satel Group Inc. to Richard Hylen in exchange for the debt owed to him by the Company. Located in the Sierra Foothills of Northern California, BrewBilt Brewing produces its own line of premium craft beers. BrewBilt Brewing LLC is a Type-23 licensed manufacturer with the California Alcoholic Beverage Control Board (ABC).

BrewBilt Brewing is devoted to the modern execution of traditional styles utilizing hand-crafted, industry-leading equipment combined with an artful approach and a passion for quality. A focus on regionally sourced local malt, premium hops, and pristine water gives the company its dynamic palette for distinctly satisfying beers. Inspired by European brewing tradition and American craft innovation, BrewBilt Brewing creates craft beers that reflect a sense of place and in order to share their brewing philosophy for the ultimate drinking pleasure.

BrewBilt Brewing brews on a state-of-the-art 20-bbl brewhouse built for us by our sister company BrewBilt Manufacturing. The company specializes in fermenting their lagers in stacked horizontal lagering tanks and to produce cold aging time in order to achieve optimal taste and clarity. The craft beer is carefully packaged using the new counter-pressure Codi-Line to ensure the lowest possible level of oxygen which, in-turn, maximizes product quality and shelf life.

BrewBilt Brewing’s production staff are industry veterans who use American made, professional-grade brewing equipment and ingredients to deliver outstanding craft beer to North America and Europe.

The company serves major grocery chains, restaurants, and various hospitality chains.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities.

Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from managements estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

■	Liability for legal contingencies.

■	Useful life of assets.

■	Deferred income taxes and related valuation allowances.

■	Impairment of finite-lived intangibles.

■	Obsolescence of inventory

■	Stock-based compensation calculated using the lattice pricing model.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. On September 27, 2022, the Company entered into a Platform Services Contract with SRAX for marketing advisory services and platform fees for a period of one year in the amount of $300,000, to be paid in Convertible Preferred Series A stock. The fees are non-refundable and therefore the Company recorded the full amount to the statement of operations. Total advertising costs were $371,294 and $40,824, for the years ended December 31, 2022 and December 31, 2021, respectively.

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

If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of December 31, 2022 and 2021, the Company has deferred revenue of $0 and $0, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on a due date basis. The allowance for doubtful accounts at December 31, 2022 and December 31, 2021 is $0.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Basic and Diluted Loss Per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on September 30, 2022 (see Note 16). Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Inventories

Inventories consist of raw materials, beer cans and labels, keg collars and toppers, inbound freight charges, purchasing and receiving costs, and finished goods. Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2022 and December 31, 2021, the Company has inventory of $26,434 and $11,576, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2022, and 2021, there were no impairment losses recognized for long-lived assets.

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

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, and which is determined by the lowest level input that is significant to the fair value measurement in its entirety.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 for each fair value hierarchy level:

December 31, 2022	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,398,176	$2,398,176

December 31, 2021	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,598,253	$1,598,253

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is managements opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of December 31, 2022 and December 31, 2021, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

Debt issuance costs and debt discounts

Debt issuance costs and debt discounts are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt in the accompanying consolidated balance sheets.

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

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the years ending December 31, 2022, 2021, 2020, 2019 and 2018, which are still open for examination.

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

Although there were new accounting pronouncements issued or proposed by the FASB for the year ended December 31, 2022 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2022, the Company has a shareholders’ deficit of $19,292,215 since its inception, working capital deficit of $5,775,119, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

The major classes of assets and liabilities disposed of, reflected in our condensed balance sheet as of December 31 2021, respectively, are presented below:

Current Assets
Cash	$12,834
Accounts receivable	1,792
Total current assets of discontinued operations	14,626

Financial lease assets - related party	26,815
Security deposit	5,162
Total non-current assets of discontinued operations	31,977

Total assets of discontinued operations	$46,603

Current Liabilities:
Accounts payable	$249,295
Accrued wages	161,210
Accrued expenses	28,153
Accrued interest	5,077
Current financing lease liabilities - related party	4,666
Loans payable	72,920
Related party liabilities	207,086
Total current liabilities of discontinued operations	728,407

Non-current financing lease liabilities - related party	22,149

Total liabilities of discontinued operations	$750,556

During the year ended December 31, 2022 and December 31, 2021, discontinued operations consisted of the following:

	December 31
	2022	2021
Revenue	$93,420	$264,081
Operating expenses	302,171	608,254
Interest expense	24,949	20,931
Net loss	$(233,700)	$(365,104)

4. PREPAID EXPENSES

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

As of December 31, 2022 and December 31, 2021, prepaid expenses consisted of the following:

	December 31,	December 31,
	2022	2021
Prepaid accounting fees	$1,500	$—
Prepaid leaseholder improvements	—	5,000
Prepaid postage	—	36
	$1,500	$5,036

5. RELATED PARTY DEPOSITS

During the years ending December 31, 2022 and December 31, 2021, the Company paid deposits of $398,042 and $450,000, respectively, to BrewBilt Manufacturing for fabrication of a brewery system. During the year ended December 31, 2022, equipment in the amount of $1,135,801 was completed and delivered to the Company. In addition to the deposits paid, the Company made payments of $88,531, and ordered additional brewing materials and supplies in the amount of $1,366. As of December 31, 2022, the Company has an outstanding accounts payable balance to BrewBilt Manufacturing of $200,593.

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

6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost or fair value as of the date of acquisition. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	5 years

Computer software and equipment	2 to 5 years, or the term of a software license, whichever is shorter

Office equipment and furniture	3 to 7 years

Machinery and equipment	3 to 20 years

Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset

Property, plant, and equipment consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021
Property and Equipment	$1,185,271	$37,699
Computer Equipment	2,933	2,933
Leasehold Improvements	394,352	68,487
	1,582,556	109,119
Less accumulated depreciation	(113,623)	(9,695)
	$1,468,933	$99,424

During the year ended December 31, 2022, the majority of the brewing equipment fabricated by BrewBilt Manufacturing was completed and delivered to the company. The equipment that has been delivered and put into use has a cost of $1,135,801. In addition, the Company purchased pallets and kegs from other vendors in the amount of $11,771, and recorded $325, 865 in leaseholder improvements. During the years ended December 31, 2022 and December 31, 2021, the company recorded depreciation expenses of $103,928 and $9,696, respectively.

7. ACCRUED EXPENSES

As of December 31, 2022 and December 31, 2021, accrued expenses were comprised of the following:

	December 31,	December 31,
	2022	2021
Accrued expenses
Credit cards	$11,881	$3,356
CRV payable	720	—
Customer keg deposits	2,580	—
Payroll tax liabilities	34,035	—
Sales tax payable	355	255
Other short-term liabilities	12,000	—
Total accrued expenses	$61,571	$3,611

Accrued interest
Interest on notes payable	$96,796	$88,114
Interest on accrued wages	233,358	152,465
Total accrued interest	$330,154	$240,579

Accrued wages	$1,185,363	$864,863

During the year ended December 31, 2021, the Company had accrued expenses, wages, and interest of $28,153, $5,077, and $161,210, respectively, for Satel Group, Inc., which has been reported as current liabilities to discontinued operations on the balance sheet (see Note 3).

8. CONVERTIBLE NOTES PAYABLE

As of December 31, 2022 and December 31, 2021, notes payable were comprised of the following:

	Original	Due	Interest	Conversion	December 31,	December 31,
	Note Date	Date	Rate	Rate	2022	2021
1800 Diagonal #1	10/10/2022	10/10/2023	10%	Variable	44,250	—
1800 Diagonal #2	11/2/2022	11/2/2023	10%	Variable	54,250	—
1800 Diagonal #3	11/28/2022	11/28/2023	10%	Variable	44,250	—
Emunah Funding #4*	10/20/2017	7/20/2018	24%	Variable	2,990	2,990
FirstFire Global*	3/8/2021	3/8/2022	16%	0.18	31,000	149,000
Fourth Man #11	3/5/2021	3/5/2022	12%	0.12	—	26,000
Fourth Man #12	9/27/2021	9/27/2022	12%	0.12	—	111,000
Fourth Man #13	1/10/2022	1/10/2023	12%	0.45	48,000	—
Fourth Man #14	12/22/2022	12/22/2023	12%	0.0009	52,000	—
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Mast Hill Fund #1	1/27/2022	1/27/2023	12%	0.9	248,787	—
Mast Hill Fund #2	3/3/2022	3/3/2023	12%	0.3	63,000	—
Mast Hill Fund #3	4/1/2022	4/1/2023	12%	0.18	381,144	—
Mast Hill Fund #4	7/13/2022	7/13/2023	12%	0.06	125,000	—
Mast Hill Fund #5	9/6/2022	9/6/2023	12%	0.06	125,000	—
Mast Hill Fund #6	10/14/2022	10/14/2023	12%	0.0035	245,000	—
Mammoth*	3/3/2022	12/3/2022	18%	Variable	27,500	—
May Davis Partners	3/14/2022	12/14/2022	0%	Variable	—	—
Labrys Fund #2	7/28/2021	7/28/2022	12%	9	—	140,000
Optempus Invest #4	11/2/2020	11/2/2021	10%	Variable	—	20,000
Optempus Invest #5	11/5/2020	11/5/2021	10%	Variable	—	20,000
Optempus Invest #6	12/31/2020	12/31/2021	6%	Variable	—	20,000
Pacific Pier Capital #1	5/20/2022	5/20/2023	12%	0.105	60,000	—
Pacific Pier Capital #2	11/3/2022	11/3/2023	12%	0.0015	20,000	—
Power Up Lending #7	7/9/2021	7/9/2022	10%	Variable	—	78,750
Power Up Lending #8	8/2/2021	8/2/2022	10%	Variable	—	53,750
Power Up Lending #9	8/24/2021	8/24/2022	10%	Variable	—	78,750
Power Up Lending #10	9/8/2021	9/8/2022	10%	Variable	—	43,750
Power Up Lending #11	10/8/2021	10/8/2022	10%	Variable	—	43,750
					1,577,171	792,740
Less debt discount					(585,241)	(198,863)
Notes payable, net of discount					$991,930	$593,877

*	As of December 31, 2022, the balance of notes payable that are in default is $66,490.

1800 Diagonal Lending LLC (formerly Sixth Street Lending LLC)

On January 11, 2022, the Company issued a convertible note to 1800 Diagonal LLC for $53,750, of which $50,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on January 11, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. On July 10, 2022, the Company recorded a debt discount from the derivative equal to $53,750 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2022, the Company issued 724,580 common shares upon the conversion of principal in the amount of $53,750 and interest of $2,688. As of December 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On February 10, 2022, the Company issued a convertible note to 1800 Diagonal LLC for $48,750, of which $45,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on February 10, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. On August 8, 2022, the Company recorded a debt discount from the derivative equal to $48,750 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2022, the Company issued 947,917 common shares upon the conversion of principal in the amount of $48,750 and interest of $2,438. As of December 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 21, 2022, the Company issued a convertible note to 1800 Diagonal LLC for $53,750, of which $50,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on March 21, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. On September 7, 2022, the Company agreed to settle the principal amount of $53,750 and accrued interest of $2,503 for a cash payment of $71,500. The settlement resulted in a loss of $15,247, and transaction fees of $3,750 have been amortized to the statement of operations. As of December 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 10, 2022, the Company issued a convertible note to 1800 Diagonal LLC for $44,250, of which $40,000 was received in cash, and $4,250 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on October 10, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of December 31, 2022, $955 of the transaction fees have been amortized to the statement of operations and the note has a principal and accrued interest balance of $44,250 and $994, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 2, 2022, the Company issued a convertible note to 1800 Diagonal LLC for $54,250, of which $50,000 was received in cash, and $4,250 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 2, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of December 31, 2022, $687 of the transaction fees have been amortized to the statement of operations and the note has a principal and accrued interest balance of $54,250 and $877, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 28, 2022, the Company issued a convertible note to 1800 Diagonal LLC for $44,250, of which $40,000 was received in cash, and $4,250 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 28, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of December 31, 2022, $384 of the transaction fees have been amortized to the statement of operations and the note has a principal and accrued interest balance of $44,250 and $400, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended December 31, 2020, the note has converted $13,450 of principal and $4,918 of interest into .16 shares of common stock. As of December 31, 2022, the note has a principal balance of $2,990 and accrued interest of $2,515. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

FirstFire Global Opportunity Fund LLC

On March 8, 2021, the Company received funding pursuant to a convertible note issued to FirstFire Global Opportunities Fund LLC for $300,000 of which $242,900 was received in cash and $57,100 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 8, 2022, and is convertible into common shares at a fixed rate of $0.18. The Company recorded a debt discount from the derivative equal to $300,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $84,000. During the year ended December 31, 2021, the Company issued 135,000 common shares upon the conversion of principal in the amount of $235,000, and conversion fees of $5,000. During the year ended December 31, 2022, the Company issued 5,620,000 common shares upon the conversion of principal in the amount of $118,000, accrued interest of $36,000 and conversion fees of $2,500. As of December 31, 2022, the note has a principal balance of $31,000 and accrued interest of $7,093. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On March 5, 2021, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $140,000 of which $113,420 was received in cash and $26,580 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 5, 2022 and is convertible into common shares at a fixed rate of $0.45. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2021, the Company issued 84,142 common shares upon the conversion of principal in the amount of $114,000, accrued interest of $271 and conversion fees of $7,000. During the year ended December 31, 2022, the Company issued 30,642 common shares upon the conversion of principal in the amount of $26,000, accrued interest of $12,329 and conversion fees of $1,750. As of December 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 27, 2021, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $111,000 of which $91,000 was received in cash and $20,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on September 27, 2022 and is convertible into common shares at a fixed rate of $0.45. The Company recorded a debt discount from the derivative equal to $111,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2022, the Company issued 1,105,168 common shares upon the conversion of principal in the amount of $111,000, accrued interest of $13,320 and conversion fees of $10,500. As of December 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 10, 2022, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $140,000 of which $115,440 was received in cash and $24,560 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on January 10, 2023 and is convertible into common shares at a fixed rate of $0.45. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, and $136,164 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2022 of $3,836. During the year ended December 31, 2022, the Company issued 17,343,765 common shares upon the conversion of principal in the amount of $92,000 and conversion fees of $7,000. As of December 31, 2022, the note has a principal balance of $48,000 and accrued interest of $16,800.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 22, 2022, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $52,000 of which $40,000 was received in cash and $12,000 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on December 22, 2023 and is convertible into common shares at a fixed rate of $0.0009. The Company recorded a debt discount from the derivative equal to $52,000 due to this conversion feature, and $1,282 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2022 of $50,718. As of December 31, 2022, the note has a principal balance of $52,000 and accrued interest of $6,240.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued .24 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of December 31, 2022, the note has a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Labrys Fund, LP

On July 28, 2021, the Company received funding pursuant to a convertible note issued to Labrys Fund, LP for $140,000 of which $112,920 was received in cash and $27,080 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on July 28, 2022, and is convertible into common shares at a fixed rate of $9. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2021, the note had a principal balance of $140,000 and accrued interest of $16,800. On January 27, 2022, $157,500 was paid to Labrys Fund, pursuant to a note issued to Mast Hill Fund L.P. which settled the principal amount of $140,000, accrued interest of $16,800, and $750 was recorded to statement of operations as a loss on settlement of debt. As of December 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Maguire and Associates, LLC

On April 1, 2022, the Company accepted and agreed to a Note Purchase Agreement, whereby Maguire and Associates LLC acquired $60,000 in principal and $9,940 of accrued interest from three convertible notes issued to Optempus Investments, LLC. On April 1, 2022, the Company agreed to convert the principal balance of $60,000 into Convertible Series A shares. On April 1, 2022, the company issued 223 shares of Convertible Series A shares to Maguire and Associates, LLC, valued at $59,875, and recorded a gain on conversion of debt of $125 to the statement of operations. Maguire and Associates, LLC agreed to forgive the accrued interest amount of $9,940, which was recorded to the statement of operations. As of December 31, 2022, the note has been fully satisfied.

Mammoth Corporation

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mammoth Corporation for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 0% (18% per annum upon an event of default), matures on December 3, 2022, and converts into 50% multiplied by the average of the three lowest common stock trading prices during the 30 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2022, the note has a principal balance of $27,500 and accrued interest of $4,109. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Mast Hill Fund, LP

On January 27, 2022, the Company issued a convertible note to Mast Hill Fund, L.P. for $279,000, of which $75,550 was received in cash, $45,900 was recorded as transaction fees, and $157,500 was paid to Labrys Fund, L.P. to settle the principal amount of $140,000 and accrued interest of $16,800. The company recorded a loss on settlement of debt of $750. The note bears interest of 12% per annum, matures on January 27, 2023, and is convertible into common shares at a fixed rate of $0.90. The Company recorded a debt discount from the derivative equal to $258,484 due to this conversion feature, and $239,363 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2022 of $19,121. During the year ended December 31, 2022, the Company issued 933,000 common shares upon the conversion of principal in the amount of $30,213, accrued interest of $20,517, and conversion fees of $5,250. As of December 31, 2022, the note has a principal balance of $248,787 and accrued interest of $9,404.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $63,000 of which $51,300 was received in cash and $11,700 was recorded as transaction fees. The note bears interest of 12% per annum, matures on March 3, 2023 and is convertible into common shares at a fixed rate of $0.30. The Company recorded a debt discount from the derivative equal to $63,000 due to this conversion feature, and $52,299 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2022 of $10,701. As of December 31, 2022, the note has a principal balance of $63,000 and accrued interest of $6,276.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 1, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $425,000 of which $351,550 was received in cash and $73,450 was recorded as transaction fees. The note bears interest of 12% per annum, matures on April 1, 2023 and is convertible into common shares at a fixed rate of $0.18. The Company recorded a debt discount from the derivative equal to $425,000 due to this conversion feature, and $319,042 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at June 30, 2022 of $105,958. During the year ended December 31, 2022, the Company issued 25,380,509 common shares upon the conversion of principal in the amount of $43,856, accrued interest of $36,225, and conversion fees of $8,750. As of December 31, 2022, the note has a principal balance of $381,144 and accrued interest of $1,812.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 13, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $125,000 of which $103,250 was received in cash and $21,750 was recorded as transaction fees. The note bears interest of 12% per annum, matures on July 13, 2023 and is convertible into common shares at a fixed rate of $0.06. The Company recorded a debt discount from the derivative equal to $125,000 due to this conversion feature, and $58,570 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2022 of $66,430. As of December 31, 2022, the note has a principal balance of $125,000 and accrued interest of $7,027.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 6, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $125,000 of which $103,250 was received in cash and $21,750 was recorded as transaction fees. The note bears interest of 12% per annum, matures on September 6, 2023 and is convertible into common shares at a fixed rate of $0.06. The Company recorded a debt discount from the derivative equal to $125,000 due to this conversion feature, and $39,726 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2022 of $85,274. As of December 31, 2022, the note has a principal balance of $125,000 and accrued interest of $4,767.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 14, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $245,000 of which $202,270 was received in cash and $42,730 was recorded as transaction fees. The note bears interest of 12% per annum, matures on October 14, 2023 and is convertible into common shares at a fixed rate of $0.0035. The Company recorded a debt discount from the derivative equal to $245,000 due to this conversion feature, and $47,356 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2022 of $192,644. As of December 31, 2022, the note has a principal balance of $245,000 and accrued interest of $6,283.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

May Davis Partners Acquisition Company, LLC

On March 14, 2022, the Company received funding pursuant to a convertible note issued to May Davis Partners for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 0% (18% per annum upon an event of default), matures on December 14, 2022, and converts into 50% multiplied by the average of the three lowest common stock trading prices during the 30 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2022, the Company issued 5,188,679 common shares upon the conversion of principal in the amount of $27,500. As of December 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Optempus Investments, LLC

On November 2, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 2, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. On April 1, 2022, Optempus Investments, LLC entered into a Note Purchase Agreement with Maguire and Associates LLC, whereby the principal amount of $20,000 and accrued interest of $3,796 was reassigned to Maguire & Associates. As of December 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 5, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000, of which $10,000 was received in cash and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 5, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. On April 1, 2022, Optempus Investments, LLC entered into a Note Purchase Agreement with Maguire and Associates LLC, whereby the principal amount of $20,000 and accrued interest of $3,760 was reassigned to Maguire & Associates. As of December 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 31, 2020, the Company issued a convertible note to Optempus Investments, LLC. for $20,000. The Company received a cash payment of $10,000 on January 8, 2021, and $10,000 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on December 31, 2021, convertible into 60% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, which has been amortized to the statement of operations. On April 1, 2022, Optempus Investments, LLC entered into a Note Purchase Agreement with Maguire and Associates LLC, whereby the principal amount of $20,000 and accrued interest of $2,384 was reassigned to Maguire & Associates. As of December 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Pacific Pier Capital LLC

On May 20, 2022, the Company received funding pursuant to a convertible note issued to Pacific Pier Capital LLC for $60,000 of which $47,760 was received in cash and $12,240 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on May 20, 2023 and is convertible into common shares at a fixed rate of $0.105. The Company recorded a debt discount from the derivative equal to $60,000 due to this conversion feature, and $36,986 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2022 of $23,014. As of December 31, 2022, the note has a principal balance of $60,000 and accrued interest of $7,200.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 3, 2022, the Company received funding pursuant to a convertible note issued to Pacific Pier Capital LLC for $20,000 of which $15,000 was received in cash and $5,000 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on November 3, 2023 and is convertible into common shares at a fixed rate of $0.0015. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $3,178 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at December 31, 2022 of $16,822. As of December 31, 2022, the note has a principal balance of $20,000 and accrued interest of $2,400.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Power Up Lending Group Ltd.

On July 9, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $78,750, of which $75,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on July 9, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $78,750 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2022, the Company issued 147,034 common shares upon the conversion of principal in the amount of $78,750 and accrued interest of $3,938. As of December 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 2, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $53,750, of which $50,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on August 2, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $53,750 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2022, the Company issued 115,313 common shares upon the conversion of principal in the amount of $53,750 and accrued interest of $1,600. As of December 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On August 24, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $78,750, of which $75,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on August 24, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $78,750 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2022, the Company issued 258,484 common shares upon the conversion of principal in the amount of $78,750 and accrued interest of $3,938. As of December 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 8, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,750, of which $40,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on September 8, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $43,750 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2022, the Company issued 239,258 common shares upon the conversion of principal in the amount of $43,750 and accrued interest of $2,188. As of December 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 8, 2021, the Company issued a convertible note to Power Up Lending Group Ltd. for $43,750, of which $40,000 was received in cash, and $3,750 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on October 8, 2022, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $43,750 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2022, the Company issued 249,833 common shares upon the conversion of principal in the amount of $43,750 and accrued interest of $2,188. As of December 31, 2022, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Convertible Note Conversions

During the year ended December 31, 2022, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Fee	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Conversion	Price	Issued	Issued to
1/3/2022	$51,500	$—	$1,000	$52,500	$1.500	35,000	FirstFire
1/4/2022	26,000	12,329	1,750	40,079	1.308	30,642	Fourth Man #11
1/13/2022	23,100	—	—	23,100	0.630	36,667	Power Up #7
1/13/2022	—	36,000	—	36,000	0.900	40,000	FirstFire
1/14/2022	22,000	—	—	22,000	0.600	36,667	Power Up #7
1/21/2022	40,500	—	—	40,500	0.900	45,000	FirstFire
2/1/2022	21,300	—	—	21,300	0.510	41,765	Power Up #7
2/3/2022	12,350	3,938	—	16,288	0.510	31,936	Power Up #7
2/14/2022	27,000	—	—	27,000	0.480	56,250	Power Up #8
2/14/2022	26,750	1,600	—	28,350	0.480	59,063	Power Up #8
2/25/2022	23,000	—	—	23,000	0.390	58,974	Power Up #9
3/1/2022	21,200	—	—	21,200	0.360	58,889	Power Up #9
3/7/2022	19,500	—	—	19,500	0.330	59,091	Power Up #9
3/11/2022	15,050	950	—	16,000	0.240	66,667	Power Up #9
3/16/2022	—	2,988	—	2,988	0.201	14,863	Power Up #9
3/17/2022	13,400	—	—	13,400	0.192	69,792	Power Up #10
3/21/2022	13,400	—	—	13,400	0.192	69,792	Power Up #10
3/22/2022	13,400	—	—	13,400	0.192	69,792	Power Up #10
3/24/2022	3,550	2,188	—	5,738	0.192	29,883	Power Up #10
4/12/2022	20,100	—	—	20,100	0.192	104,688	Power Up #11
4/12/2022	20,000	—	1,750	21,750	0.192	113,281	Fourth Man #12
4/14/2022	19,200	—	—	19,200	0.183	104,918	Power Up #11
4/19/2022	4,450	2,188	—	6,638	0.165	40,227	Power Up #11
4/25/2022	20,000	—	1,750	21,750	0.165	131,818	Fourth Man #12
5/24/2022	25,000	—	1,750	26,750	0.165	162,121	Fourth Man #12
6/9/2022	29,000	—	1,750	30,750	0.165	186,364	Fourth Man #12
7/18/2022	18,900	—	—	18,900	0.093	203,226	1800 Diagonal #1
7/21/2022	14,600	—	—	14,600	0.072	202,778	1800 Diagonal #1
7/22/2022	14,600	—	—	14,600	0.072	202,778	1800 Diagonal #1
7/26/2022	5,650	2,688	—	8,338	0.072	115,799	1800 Diagonal #1
8/10/2022	—	13,250	1,750	15,000	0.060	250,000	Mast Hill #1
8/10/2022	17,000	—	1,750	18,750	0.072	260,417	Fourth Man #12
8/18/2022	13,600	—	—	13,600	0.054	251,852	1800 Diagonal #2
9/1/2022	16,400	—	—	16,400	0.054	303,704	1800 Diagonal #2
9/1/2022	—	13,320	1,750	15,070	0.060	251,167	Fourth Man #12
9/2/2022	16,400	—	—	16,400	0.054	303,704	1800 Diagonal #2
9/6/2022	2,350	2,438	—	4,788	0.054	88,657	1800 Diagonal #2
9/7/2022	10,019	6,471	1,750	18,240	0.060	304,000	Mast Hill #1
9/16/2022	20,194	796	1,750	22,740	0.060	379,000	Mast Hill #1
9/27/2022	19,500	—	1,750	21,250	0.054	393,519	Fourth Man #13
10/17/2022	28,000	—	1,750	29,750	0.006	4,958,333	Fourth Man #13
10/17/2022	27,500	—	—	27,500	0.005	5,188,679	May Davis
10/21/2022	—	16,076	1,750	17,826	0.003	5,093,009	Mast Hill #3
11/28/2022	16,000	—	1,750	17,750	0.005	3,349,056	Fourth Man #13
11/30/2022	26,000	—	1,500	27,500	0.005	5,500,000	FirstFire
12/2/2022	—	9,861	1,750	11,611	0.004	3,317,500	Mast Hill #3
12/6/2022	6,474	8,296	1,750	16,520	0.004	4,720,000	Mast Hill #3
12/9/2022	18,137	413	1,750	20,300	0.004	5,800,000	Mast Hill #3
12/15/2022	28,500	—	1,750	30,250	0.004	8,642,857	Fourth Man #13
12/21/2022	19,245	1,580	1,750	22,575	0.004	6,450,000	Mast Hill #3
Total conversions	849,820	137,367	35,750	1,022,936		58,284,180
Conversion fees				(35,750)
Loss on conversion	—	—	—	807,032
	$849,820	$137,367	$35,750	$1,794,218		58,284,180

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms from 3.5 years to 4.83 years.

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

On March 1, 2021, BrewBilt Brewing entered into a commercial lease with Lave Systems for approximately 6,547 square feet of space, located in the Wolf Creek Industrial Building at 110 Spring Hill Dr, Grass Valley, CA 95945. The lease has a term of two years, from March 1, 2021 through February 28, 2023, with a monthly rent of $4,000. Lease payments shall increase on March 1, 2022 based upon the CPI published in the Wall Street Journal. On March 1, 2021, the Company recorded ROU assets of $89,567 and lease liabilities of $89,567 in recognition of this lease.

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

On August 26, 2022, the company entered into a commercial lease with 4-Corners LLC to establish a Tap Room as part of its brewery revenue. The space is located at 300 Spring St, Nevada City, NV 95959, and the lease has a term of five years, from September 1, 2022 through August 31, 2027. The rent is $3,000 per month from September 1, 2022 through December 31, 2022, $3,500 per month from January 1, 2023 through August 31, 2023, $3,800 per month from September 1, 2023 through August 31, 2024, $4,400 per month from September 1, 2024 through August 31, 2025, $4,700 per month from September 1, 2025 through August 31, 2026, and $4,914 per month from September 1, 2026 through August 31, 2027. On September 1, 2022, the Company recorded ROU assets of $212,040 and lease liabilities of $212,040 in recognition of this lease.

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

ROU assets and lease liabilities related to our operating leases are as follows:

December 31, 2022
Right-of-use assets	$357,150
Current operating lease liabilities	69,180
Non-current operating lease liabilities	287,970

The following is a schedule, by years, of future minimum lease payments required under the operating leases:

Years Ending
December 31,	Operating Leases
2023	$91,200
2024	96,000
2025	102,000
2026	85,256
2027	39,312
Total	413,768
Less imputed Interest	56,618
Total liability	$357,150

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Operating Leases	4.21 years	7%

Financing Leases

The Company evaluated the leases in accordance with ASC 842 and determined that its leases meet the definition of a finance lease.

On December 22, 2020, Satel’s President, Richard Hylen, and the Company entered into two vehicle leases in the amount of $19,314 and $18,689, respectively. The leases have a term of 6 years, from February 5, 2021 to January 5, 2027, with monthly payments of $268 and $260, respectively.

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

On November 6, 2022, the Company entered into a van lease agreement with an employee in the amount of $62,086. The lease has a term of 5 years, from November 2022 to October 2027, with a monthly payment of $1,035.

Financing lease assets and liabilities related to our financing lease are as follows:

December 31, 2022
Right-of-use assets	$51,088
Current financing lease liabilities	9,252
Non-current financing lease liabilities	41,836

The following is a schedule, by years, of future minimum lease payments required under the finance lease:

Years Ending
December 31,	Finance Lease
2023	$12,417
2024	12,417
2025	12,417
2026	12,417
2027	10,348
Total	60,016
Less imputed Interest	8,928
Total liability	$51,088

Other information related to the lease is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Lease	4.83 years	7%

10. LOANS PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. As of December 31, 2022 and December 31, 2021, the principal balance owed to Direct Capital Group was $14,500 and $14,500, respectively.

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

On October 7, 2022, the Company received funding pursuant to a promissory note in the amount of $125,000, of which, $100,000 was received in cash and $25,000 was recorded as debt issuance fees, which will be amortized over the life of the note. The note bears interest of 10% (increases to 18% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on October 7, 2023. The principal amount and the guaranteed interest is due and payable in seven equal monthly payments of $19,642.85, commencing on March 7, 2023 and continuing on the 7th day of each month thereafter. In addition, the Company agreed to issue 1,000,000 shares of common stock in connection with the note. As of December 31, 2022, the company has amortized $5,822 of the debt issuance fees to the statement of operations. As of December 31, 2022, the note has a principal balance of $125,000, debt issuance fees of $19,178 and accrued interest of $12,500.

11. DERIVATIVE LIABILITIES

During the year ended December 31, 2022, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at December 31, 2022 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended December 31, 2022:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$159,045	$50,399	$1,388,809	$1,598,253
Initial recognition of derivative liability	3,463,970	2,975,566	—	6,439,536
Derivative settlements	(760,989)	(166,394)	—	(927,383)
Loss (gain) on derivative liability valuation	(2,532,336)	(2,726,174)	546,280	(4,712,230)
Balance, end of period	$329,690	$133,397	$1,935,089	$2,398,176

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2022:

Valuation date
Expected dividends	0%
Expected volatility	242.28%-280.09%
Expected term	.09 - .99 years
Risk free interest	4.12%-4.76%

Warrants

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	232.80%-517.58%
Expected term	1.01 – 4.98 years
Risk free interest	4.11%-.4.73%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	256.11%
Expected term	1 year
Risk free interest	4.73%

12. WARRANTS

A summary of warrant activity for the year ended December 31, 2022 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Warrants	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2021 (*)	14,510	$2,323	2.66	$—
Granted	67,456,898	0.0285	4.99	—
Exercised	(653,448)	—	—	—
Forfeited or expired	0	—	—	—
Outstanding at December 31, 2022	66,817,960	$0.5267	4.83	$—
Exercisable at December 31, 2022	66,817,960	$0.52671	4.83	$—

(*)	The opening shares and exercise price were adjusted to reflect a reverse split at a ratio of 1-for-300 on September 22, 2022

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on options with an exercise price that is higher than the Company’s market stock price of $0.002 on December 31, 2022.

13. RELATED PARTY TRANSACTIONS

As of December 31, 2022 and December 31, 2021, related party transactions were comprised of the following:

	December 31,	December 31,
	2022	2021
Assets
Related party deposits	$—	$450,000
Related party financial lease assets	$51,088	$—

Current liabilities
Related party accounts payable	$200,593	$—
Related party advances	177,517	57,858
Total related party liabilities	$378,110	$57,858

Related party financial lease liabilities	$9,252	$—

Non-current liabilities
Related party financial lease liabilities	$41,836	$—
Related party notes payable	$977,396	$—

Related party deposits and accounts payable

BrewBilt Manufacturing, Inc, which is led by CEO Jef Lewis, is supplying all necessary equipment to the company for its craft beer production.

During the years ending December 31, 2022 and December 31, 2021, the Company paid deposits of $398,042 and $450,000, respectively, to BrewBilt Manufacturing for fabrication of a brewery system. During the year ended December 31, 2022, equipment in the amount of $1,135,801 was completed and delivered to the Company. In addition to the deposits paid, the Company made payments of $88,531, and ordered additional brewing materials and supplies in the amount of $1,366. As of December 31, 2022, the Company has an outstanding accounts payable balance to BrewBilt Manufacturing of $200,593.

The Company anticipates the remaining equipment in the amount of $132,992 will be completed and delivered by Q3 2023.

All fabricated equipment is non-refundable. Any equipment purchased by BrewBilt Manufacturing on behalf of the company would potentially be refundable based on the individual manufacturers return policy.

Related party sales

During the year ended December 31, 2022, BrewBilt Manufacturing purchased beer products from the company totaling $1,062.

Finance leases

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

On November 6, 2022, the Company entered into a van lease agreement with an employee in the amount of $62,086. The lease has a term of 5 years, from November 2022 to October 2027, with a monthly payment of $1,035.

Related party advances and imputed interest

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2021 related parties advanced $96,367 to the Company, and the Company made payments of $76,746 to amounts due to related parties. Pursuant to the Settlement and Sale Agreement with Satel Group, Inc., the Company reclassified related party liabilities of $207,086 due to Richard Hylen to current liabilities of discontinued operations on the balance sheet (see Note 3).

During the year ended December 31, 2022, the Company made payments of $13,538 to amounts due to related parties, and $133,197 was advanced to the Company by related parties.

During the year ended December 31, 2022, in connection with related party advances, the Company recorded imputed interest of $32,014 to the statement of operations with a corresponding increase to additional paid in capital.

Related party notes payable and imputed interest

On March 31, 2022, the Company elected not to renew an employee agreement with Mike Schatz and converted accrued wages and interest of $114,355 to an interest free promissory note. This note will be repaid commencing on April 1, 2022, in monthly installments of no less than $2,000 until the principal amount is satisfied and paid in full. During the year ended December 31, 2022, the Company made payments of $12,000 and recorded imputed interest of 16,192, which was recorded to the statement of operations with a corresponding increase to additional paid in capital. The balance at December 31, 2022 is $102,355 and is reported as non-current related party liabilities on the balance sheet.

On October 4, 2022, the Company entered in a Promissory Note with a former related party that is a holder of Convertible Preferred Series shares. The shareholder agreed to cancel 3,259 shares of Convertible Preferred Series A stock in exchange for a Promissory Note in the amount of $875,042. The Company agreed to issue 87,504,150 shares of common stock as collateral in the event the note is not paid by the due date of December 31, 2025. During the year ended December 31, 2022, the Company recorded imputed interest of $31,645 to the statement of operations, with a corresponding increase to additional paid in capital. The balance of the note at December 31, 2022 is $875,042 and is reported as non-current related party liabilities on the balance sheet.

Other related party transactions

On January 1, 2022, the company agreed to issue 186 Convertible Series A shares each to Jef Lewis, Richard Hylen, Sam Berry, and Bennett Buchanan for total fees of $200,000, pursuant to Directors Agreements. As of the date of this report, the shares have not been issued.

On August 25, 2022, the Company issued 1,118 shares of Convertible Preferred Series A stock to Jeffrey Lewis and Bennett Buchanan at $268.50 per share, for a total value of $600,366 to be guarantors of the tap room lease.

During the year ended December 31, 2022, the Company issued 2,406 shares of Convertible Series A stock to Richard Hylen, valued at $646,011, in connection with the Settlement and Sale Agreement with Satel Group, Inc.

14. CONVERTIBLE PREFERRED STOCK

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

On April 1, 2022, the Company issued 223 shares of Series A Convertible Preferred stock to settle $60,000 in convertible debt. The shares were valued at $59,876, and a gain on conversion of debt of $124 was recorded to the statement of operations and $78,789 in derivative liabilities were reclassed to additional paid in capital.

On June 29, 2022, the Company issued 400 shares of Convertible Series A Preferred stock, valued at $107,400, in connection with a promissory note.

On July 1, 2022, the Company issued 2,406 shares of Convertible Series A Preferred stock, valued at $646,011, to Richard Hylen in connection with the sale of the company’s wholly owned subsidiary, Satel Inc.

On August 25, 2022, the Company issued 1,118 shares of Convertible Preferred Series A stock each to Jeffrey Lewis and Bennett Buchanan at $268.50 per share, for a total value of $600,366 as guarantors of the tap room lease.

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

On October 4, 2022, the Company cancelled 3,259 shares of Convertible Preferred stock in exchange for 87,504,150 common shares that were issued as collateral on a promissory note. The stock was valued at $1,653,828, and a loss of $778,787 was recorded to the statement of operations.

On October 21, 2022, the Company issued 1,118 shares of Convertible Preferred stock in connection with an agreement for marketing advisory services and platform fees for a period of one year in the amount of $300,000. The stock was valued at $300,183, and a loss of $183 was recorded to the statement of operations.

During the year ended December 31, 2022, 1,874 shares of Convertible Series A Preferred stock were converted to 40,061,283 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $398,707, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $268.50 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $13,493,736 which represents 50,256 Series A Convertible Preferred Stock at $268.50 per share, issued and outstanding as of December 31, 2022, outside of permanent equity and liabilities.

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

15. PREFERRED STOCK

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

As of December 31, 2022, 5,000 Series B Preferred shares were authorized, of which 1,000 shares were issued and outstanding.

16. COMMON STOCK

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

During the year ended December 31, 2021, the holders of convertible notes converted a total of $877,299 of principal, $55,255 of interest, and $25,900 in note fees, into 354,067 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $513,973 and settled $3,085,456 worth of derivative liabilities which was recorded to additional paid in capital.

On April 5, 2022, the Company filed a Certificate of Amendment with the Florida Secretary of State to increase the number of authorized common shares from 5,000,000,000 to 15,000,000,000 with a par value of $0.0001.

On May 20, 2022, the Company issued 100,000 shares of common stock, valued at $21,000, in connection with a Securities Purchase Agreement.

On September 22, 2022, the Company approved the authorization of a 1 for 300 reverse stock split of the Company’s outstanding shares of common stock. The reverse split was effective on September 30, 2022, and the financial statements have been retroactively adjusted to take this into account for all periods presented. The Company issued 9,161 common shares due to rounding in connection with the reverse stock split.

On September 29, 2022, the Company filed a Certificate of Amendment with the Florida Secretary of State to decrease the number of authorized common shares from 15,000,000,000 to 5,000,000,000 with a par value of $0.0001.

On October 4, 2022, the Company cancelled 3,259 shares of Convertible Preferred stock in exchange for 87,504,150 common shares that were issued as collateral on a promissory note. The stock was valued at $1,653,828, and a loss of $778,787 was recorded to the statement of operations.

On October 7, 2022, the Company issued 1,000,000 shares of common stock, valued at $14,100, in connection with a Promissory Note.

On November 15, 2022, the Company filed a Certificate of Amendment with the Florida Secretary of State to increase the number of authorized common shares from 5,000,000,000 to 20,000,000,000 with a par value of $0.0001.

During the year ended December 31, 2022, 3,577,833 shares of common stock were purchased for $25,105 pursuant to an Equity Purchase Agreement.

During the year ended December 31, 2022, 1,874 shares of Convertible Series A Preferred stock were converted to 40,061,283 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $398,707, which was recorded to the statement of operations.

During the year ended December 31, 2022, warrant holders exercised the warrants and the Company issued 16,450,296 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the year ended December 31, 2022, the holders of convertible notes converted a total of $987,186 of principal and interest into 58,284,179 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $807,032 and settled $680,826 worth of derivative liabilities which was recorded to additional paid in capital.

As of December 31, 2022, 20,000,000,000 common shares, par value $0.0001, were authorized, of which 207,723,162 shares were issued and outstanding.

17. INCOME TAXES

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

The deferred tax asset and the valuation allowance consist of the following at December 31, 2022:

December 31, 2022
Net tax loss carry-forwards	$3,467,769
Statutory rate	21%
Expected tax recovery	728,231
Change in valuation allowance	(728,231)
Income tax provision	$—

Components of deferred tax asset:
Non capital tax loss carry-forwards	$728,231
Less: valuation allowance	(728,231)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the year ending December 31, 2018, 2019, 2020 and 2021 which are still open for examination.

18. COMMITMENTS AND CONTINGENCIES

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

19. SUBSEQUENT EVENTS

Officer and Director Agreements

On January 1, 2023, the Company and Jef Lewis entered into a new Employee Agreement that includes the issuance of $150,000 Preferred Series A shares, and an annual salary of $250,000. Unpaid wages will accrue interest at 6% per annum and may be converted to Preferred Series A stock of the company at equal value and under the conversion guidelines of the Certificate of designation for Preferred Series A stock.

On January 1, 2023, the Company and Bennett Buchanan entered into a new Employee Agreement that includes the issuance of $150,000 Preferred Series A shares, and an annual salary of $250,000. Unpaid wages will accrue interest at 6% per annum and may be converted to Preferred Series A stock of the company at equal value and under the conversion guidelines of the Certificate of designation for Preferred Series A stock.

On January 1, 2023, the Company entered into a Directors Agreement with Jef Lewis for a term of one year. In exchange for serving in this capacity, the Company will issue $150,000 of Convertible Preferred Series A stock at a price of $268.50 per share.

On January 1, 2023, the Company entered into a Directors Agreement with Richard Hylen for a term of one year. In exchange for serving in this capacity, the Company will issue $50,000 of Convertible Preferred Series A stock at a price of $268.50 per share.

On January 1, 2023, the Company entered into a Directors Agreement with Sam Berry for a term of one year. In exchange for serving in this capacity, the Company will issue $150,000 of Convertible Preferred Series A stock at a price of $268.50 per share.

On January 1, 2023, the Company entered into a Directors Agreement with Bennett Buchanan for a term of one year. In exchange for serving in this capacity, the Company will issue $150,000 of Convertible Preferred Series A stock at a price of $268.50 per share.

Keg Lease Agreement

On February 22, 2023, the Company entered into a Lease Agreement with American Keg Company to lease 132 kegs. The agreement is for a period of 36 months, with a monthly payment of $592. At the end of the lease the Company will own the kegs with a $1 per key buyout.

Notes Payable & Warrants

On January 10, 2023, the Company entered into a Promissory Note with 1800 Diagonal Lending LLC, in the amount of $61,600. The note bears interest of 10% (increases to 22% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on January 10, 2024. The principal amount and the guaranteed interest is due and payable in ten equal monthly payments of $6,899.20, commencing on March 1, 2023 and continuing on the 1st day of each month thereafter.

Subsequent Stock Filings and Issuances

On January 9, 2023, the holder of a convertible note converted a total of $33,005 of principal, interest, and fees into 9,430,000 shares of our common stock.

On January 12, 2023, the holder of a convertible note converted a total of $31,750 of principal and fees into 9,071,428 shares of our common stock.

On January 12, 2023, 150 shares of Convertible Preferred Series A stock was converted into 201,375,000 shares of common stock.

On January 13, 2023, 17,078,560 shares of common stock were purchased for $13,226 pursuant to an Equity Purchase Agreement.

On January 17, 2023, 113 shares of Convertible Preferred Series A stock was converted into 15,170,250 shares of common stock.

On January 19, 2023, 80 shares of Convertible Preferred Series A stock was converted into 16,523,076 shares of common stock.

On January 20, 2023, the holder of a convertible note converted a total of $26,814 of principal, interest, and fees into 17,875,900 shares of our common stock.

On January 24, 2023, 83 shares of Convertible Preferred Series A stock was converted into 20,259,546 shares of common stock.

On January 24, 2023, 32 shares of Convertible Preferred Series A stock was converted into 6,609,230 shares of common stock.

On January 26, 2023, the holder of a convertible note converted a total of $27,750 of principal, interest, and fees into 25,227,272 shares of our common stock.

On January 30, 2023, the holder of a convertible note converted a total of $16,443 of principal, interest, and fees into 17,400,000 shares of our common stock.

On January 30, 2023, 83 shares of Convertible Preferred Series A stock was converted into 20,259,546 shares of common stock.

On January 31, 2023, 1,000 shares of Convertible Preferred Series A stock was converted into 895,000,000 shares of common stock.

On February 1, 2023, the Company filed a Certificate of Amendment with the Florida Secretary of State to increase the number of authorized common shares from 20,000,000,000 to 30,000,000,000 with a par value of $0.0001.

On February 2, 2023, the holder of a convertible note converted a total of $19,656 of principal, interest, and fees into 20,800,000 shares of our common stock.

On February 2, 2023, 150 shares of Convertible Preferred Series A stock was converted into 50,343,750 shares of common stock.

On February 3, 2023, 51,217,581 shares of common stock were purchased for $10,978 pursuant to an Equity Purchase Agreement.

On February 3, 2023, 81 shares of Convertible Preferred Series A stock was converted into 19,771,363 shares of common stock.

On February 8, 2023, 123 shares of Convertible Preferred Series A stock was converted into 55,042,500 shares of common stock.

On February 8, 2023, 135 shares of Convertible Preferred Series A stock was converted into 60,412,500 shares of common stock.

On February 10, 2023, 93 shares of Convertible Preferred Series A stock was converted into 86,105,172 shares of common stock.

On February 13, 2023, 123 shares of Convertible Preferred Series A stock was converted into 55,042,500 shares of common stock.

On February 13, 2023, 90 shares of Convertible Preferred Series A stock was converted into 69,042,857 shares of common stock.

On February 15, 2023, a warrant holder exercised the warrants and the Company issued 73,800,000 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On February 17, 2023, 33 shares of Convertible Preferred Series A stock was converted into 35,442,000 shares of common stock.

On February 17, 2023, 47 shares of Convertible Preferred Series A stock was converted into 50,478,000 shares of common stock.

On February 17, 2023, 61 shares of Convertible Preferred Series A stock was converted into 163,785,000 shares of common stock.

On February 17, 2023, 689 shares of Convertible Preferred Series A stock was converted into 1,849,965,000 shares of common stock.

On February 23, 2023, the holder of a convertible note converted a total of $27,675 of principal, interest, and fees into 102,500,000 shares of our common stock.

On February 24, 2023, the holder of a convertible note converted a total of $27,388 of interest and fees into 109,550,642 shares of our common stock.

On February 27, 2023, the Company filed a Certificate of Amendment with the Florida Secretary of State to increase the number of authorized common shares from 30,000,000,000 to 100,000,000,000 with a par value of $0.0001.

On March 1, 2023, 200 shares of Convertible Preferred Series A stock was converted into 214,800,000 shares of common stock.

On March 2, 2023, the holder of a convertible note converted a total of $58,347 of principal, interest, and fees into 216,100,000 shares of our common stock.

On March 2, 2023, 100 shares of Convertible Preferred Series A stock was converted into 134,250,000 shares of common stock.

On March 7, 2023, 91 shares of Convertible Preferred Series A stock was converted into 244,335,000 shares of common stock.

On March 8, 2023, the holder of a convertible note converted a total of $20,830 of principal, interest, and fees into 77,149,592 shares of our common stock.

On March 13, 2023, the holder of a convertible note converted a total of $58,347 of principal, interest, and fees into 216,100,000 shares of our common stock.

On March 16, 2023, 101 shares of Convertible Preferred Series A stock was converted into 271,185,000 shares of common stock.

On March 21, 2023, the holder of a convertible note converted a total of $58,347 of principal, interest, and fees into 216,100,000 shares of our common stock.

On March 21, 2023, 106 shares of Convertible Preferred Series A stock was converted into 284,610,000 shares of common stock.

On March 29, 2023, 112 shares of Convertible Preferred Series A stock was converted into 300,720,000 shares of common stock.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on criteria established in “Internal Control - Integrated Framework (2013)” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2022, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the name and age of our directors and executive officer as of December 31, 2022:

Name	Age	Position with the Company	Position Held Since
Richard Hylen	76	Chairman of the Board	January 1, 2021
Jef Lewis	49	Chief Executive Officer, President, Treasurer and Director	January 1, 2021
Samuel Berry	44	Chief Operating Officer and Director	January 1, 2021
Bennett Buchanan	38	Director	March 1, 2021

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Richard Hylen: Mr. Hylen is 76 years old. As the Founder of Satel Inc., the Managing Director of Turner Broadcasting Far East LTD, and a Senior Executive of Viacom’s San Francisco cable company, Richard has over 35 years of experience providing video and Internet using the most advanced technologies including: cable, fiber, satellite, wireless and CAT5 not only domestically, but to over 50 countries worldwide. His skill set encompasses successfully negotiating complicated licensing agreements with governmental entities, creating joint venture partnerships, developing strategic distribution relationships, financing, designing, installing, and managing advanced technologies to provide consumers with video and Internet services. Hylen used his extensive corporate management expertise combined with his technical knowledge to create Satel, recognized as one of the nation’s largest providers of DirecTV to high rise buildings in a major metropolitan market.

Jeffrey Lewis: Mr. Lewis is 49 years old. He is the founder, Chairman and CEO of BrewBilt Manufacturing, Inc., a multiple million dollar craft beer brewery manufacturing facility in Northern California. He has over 15 years of experience managing engineering, design, and fabrication teams that custom design and fabricate integrated stainless steel distillation and brewing systems for the craft beer beverage industries.

Samuel Berry: Mr. Berry is 44 years old and a graduate from Keene State College in New Hampshire with a Bachelor of Science, and a graduate from Florida International University with his Master of Science. Sam is a Director of BrewBilt Manufacturing Inc. and is experienced with the operations of a public craft beer manufacturing business. With over 15 years of business experience in management, he oversees the operations of BrewBilt Brewing.

Bennett Buchanan: Mr. Buchanan is 38 years old and the co-founder and brewer for the award-winning Old Bus Tavern brewpub in San Francisco. He has also honed his skills brewing on a production scale for the Fort Point Beer Company. Bennett holds a Bachelor of Science in Civil Engineering and a Master of Engineering Management from Cornell University.

Identification of Significant Employees

We have no significant employees.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Audit Committee and Audit Committee Financial Expert

As of December 31, 2022, the Company did not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Code of Ethics

As of December 31, 2022, the board of directors had not adopted a code of ethics due to the Company’s limited number of executive officers and employees that would be covered by such a code and the Company’s limited financial resources. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors, and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the year ending December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officer and director for the years ended December 31, 2022 and December 31, 2021. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Richard Hylen	2022	100,000	—	—	—	—	—	127,601	227,601
Chairman, Secretary, and President (Satel)	2021	200,000	—	—	—	—	—	25,000	225,000
Jef Lewis	2022	200,000	—	—	—	—	—	350,183	550,183
President, Chief Executive Officer, Treasurer, and Director	2021	200,000	—	—	—	—	—	25,000	225,000
Sam Berry	2022	100,000	—	—	—	—	—	50,000	150,000
Chief Operating Officer and Director	2021	100,000	—	—	—	—	—	75,000	175,000
Bennett Buchanan	2022	100,000	—	—	—	—	—	350,183	450,183
Director	2021	83,333	—	—	—	—	—	25,000	108,333

Narrative Disclosure to Summary Compensation Table

Richard Hylen

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

On January 1, 2022, the Company entered into a new Directors Agreement with My. Hylen for a term of one year. In exchange for serving in this capacity, the Company will issue $50,000 of Convertible Preferred Series A stock at a price of $268.50 per share.

During the six months ended June 30, 2022, the Company accrued wages of $100,000. On July 1, 2022, the Company executed a Settlement and Sale Agreement with our Chairman, Richard Hylen. The Company agreed to sell the wholly owned subsidiary, Satel Group, Inc. to Mr. Hylen in exchange for the debt that the Company owes him. As of June 30, 2022, this debt is inclusive of unpaid wages and interest of $264,096 and personal loans made to Satel in the amount of $304,314. The Company issued 2,406 shares of Convertible Preferred Series A stock at $268.50 per share, with a fair value of $646,011.

Jef Lewis

On January 1, 2021, the Company appointed Jef Lewis as a Director and the Chief Executive Officer, President, and Treasurer of the company and pursuant with the Employment Agreement and Director Agreement dated January 1, 2021. These Agreements will replace all previous agreements. The employee will receive an annual salary of $200,000 to be paid in equal monthly installments. Amounts unpaid will accrue annual interest of 6% and may be converted to Convertible Preferred Series A stock of the company in value of $268.50 per share and under the conversion guidelines of the Certificate of designation for Convertible Preferred Series A stock. Pursuant to the agreement, the company issued 500 Preferred Series B shares on January 20, 2021. Said shares are control shares and have voting rights only. As Director the undersigned is hereby granted $25,000 of Convertible Preferred Series A shares. On January 20, 2021, the Company issued 93 shares of Convertible Series A stock valued at $25,000.

On January 1, 2022, the Company entered into a new Directors Agreement with Mr. Lewis for a term of one year. In exchange for serving in this capacity, the Company will issue $50,000 of Convertible Preferred Series A stock at a price of $268.50 per share.

On August 25, 2022, the Company issued 1,118 shares of Convertible Preferred Series A stock to Mr. Lewis at $268.50 per share, for a total value of $300,183 as a guarantor of the tap room lease.

During the year ended December 31, 2022, the Company accrued wages of $200,000 pursuant to Mr. Lewis’ employee agreement.

Sam Berry

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

On January 1, 2022, the Company entered into a new Directors Agreement with Mr. Berry for a term of one year. In exchange for serving in this capacity, the Company will issue $50,000 of Convertible Preferred Series A stock at a price of $268.50 per share.

During the year ended December 31, 2022, the Company accrued wages of $100,000 pursuant to Mr. Berry’s employee agreement.

Bennett Buchanan

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

On January 1, 2022, the Company entered into a new Directors Agreement with Mr. Buchanan for a term of one year. In exchange for serving in this capacity, the Company will issue $50,000 of Convertible Preferred Series A stock at a price of $268.50 per share.

On August 25, 2022, the Company issued 1,118 shares of Convertible Preferred Series A stock to Mr. Buchanan at $268.50 per share, for a total value of $300,183 as a guarantor of the tap room lease.

During the year ended December 31, 2022, the Company accrued wages of $100,000 pursuant to Mr. Buchanan’s employee agreement.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended December 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2022, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

	Shares
	Beneficially	Percent
Name of Beneficial Owner	Owned (1)	Owned (2)
Executive Officers and Directors:
Richard Hylen	3	0.00%
Jef Lewis	0	0.00%
Sam Berry	0	0.00%
Ben Buchanan	0	0.00%
All directors and officers as a group	3	0.00%

5% Holders
Donna Murtaugh	87,504,150	42.13%
All 5% holders as a group	87,504,150	42.13%

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

2.	The percentage shown is based on denominator of 207,723,162 shares of common stock issued and outstanding for the company as of December 31, 2022.

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

Related party deposits and accounts payable

BrewBilt Manufacturing, Inc, which is led by CEO Jef Lewis, is supplying all necessary equipment to the company for its craft beer production.

During the years ending December 31, 2022 and December 31, 2021, the Company paid deposits of $398,042 and $450,000, respectively, to BrewBilt Manufacturing for fabrication of a brewery system. During the year ended December 31, 2022, equipment in the amount of $1,135,801 was completed and delivered to the Company. In addition to the deposits paid, the Company made payments of $88,531, and ordered additional brewing materials and supplies in the amount of $1,366. As of December 31, 2022, the Company has an outstanding accounts payable balance to BrewBilt Manufacturing of $200,593.

The Company anticipates the remaining equipment in the amount of $132,992 will be completed and delivered by Q3 2023.

All fabricated equipment is non-refundable. Any equipment purchased by BrewBilt Manufacturing on behalf of the company would potentially be refundable based on the individual manufacturers return policy.

Related party sales

During the year ended December 31, 2022, BrewBilt Manufacturing purchased beer products from the company totaling $1,062.

Finance leases

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

On November 6, 2022, the Company entered into a van lease agreement with an employee in the amount of $62,086. The lease has a term of 5 years, from November 2022 to October 2027, with a monthly payment of $1,035.

Related party advances and imputed interest

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2021 related parties advanced $96,367 to the Company, and the Company made payments of $76,746 to amounts due to related parties. Pursuant to the Settlement and Sale Agreement with Satel Group, Inc., the Company reclassified related party liabilities of $207,086 due to Richard Hylen to current liabilities of discontinued operations on the balance sheet (see Note 3).

During the year ended December 31, 2022, the Company made payments of $13,538 to amounts due to related parties, and $133,197 was advanced to the Company by related parties.

During the year ended December 31, 2022, in connection with related party advances, the Company recorded imputed interest of $32,014 to the statement of operations with a corresponding increase to additional paid in capital.

Related party notes payable and imputed interest

On March 31, 2022, the Company elected not to renew an employee agreement with Mike Schatz and converted accrued wages and interest of $114,355 to an interest free promissory note. This note will be repaid commencing on April 1, 2022, in monthly installments of no less than $2,000 until the principal amount is satisfied and paid in full. During the year ended December 31, 2022, the Company made payments of $12,000 and recorded imputed interest of 16,192, which was recorded to the statement of operations with a corresponding increase to additional paid in capital. The balance at December 31, 2022 is $102,355 and is reported as non-current related party liabilities on the balance sheet.

On October 4, 2022, the Company entered in a Promissory Note with a former related party that is a holder of Convertible Preferred Series shares. The shareholder agreed to cancel 3,259 shares of Convertible Preferred Series A stock in exchange for a Promissory Note in the amount of $875,042. The Company agreed to issue 87,504,150 shares of common stock as collateral in the event the note is not paid by the due date of December 31, 2025. During the year ended December 31, 2022, the Company recorded imputed interest of $31,645 to the statement of operations, with a corresponding increase to additional paid in capital. The balance of the note at December 31, 2022 is $875,042 and is reported as non-current related party liabilities on the balance sheet.

Other related party transactions

On January 1, 2022, the company agreed to issue 186 Convertible Series A shares each to Jef Lewis, Richard Hylen, Sam Berry, and Bennett Buchanan for total fees of $200,000, pursuant to Directors Agreements. As of the date of this report, the shares have not been issued.

On August 25, 2022, the Company issued 1,118 shares of Convertible Preferred Series A stock to Jeffrey Lewis and Bennett Buchanan at $268.50 per share, for a total value of $600,366 to be guarantors of the tap room lease.

During the year ended December 31, 2022, the Company issued 2,406 shares of Convertible Series A stock to Richard Hylen, valued at $646,011, in connection with the Settlement and Sale Agreement with Satel Group, Inc.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by our auditors for the years ended December 31, 2022 and December 31, 2021:

	2022	2021
Audit Fees	$66,700	$45,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$66,700	$45,500

Audit Fees

We incurred approximately $66,700 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the year ended December 31, 2022.

We incurred approximately $45,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the year ended December 31, 2021.

Audit-Related Fees

The aggregate fees billed during the years ended December 31, 2022 and 2021 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the years ended December 31, 2022 and 2021 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the years ended December 31, 2022 and 2021 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

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

BREWBILT BREWING COMPANY

Dated: May 2, 2023

/s/ Jef Lewis
Jef Lewis

President, Chief Executive Officer, and Principal Financial Officer