Form 10-Q
period 2023-03-31
BrewBilt Brewing Co
filed 2023-05-18
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 18, 2023, there were 7,332,351,427 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,”“BRBL,” “our,” “us,” the “Company,” refers to BrewBilt Brewing Company

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BREWBILT BREWING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$5,422	$32,624
Accounts receivable	13,516	17,247
Inventory, net	30,428	26,434
Prepaid expenses	—	1,500
Other current assets	579	14,776
Total current assets	49,945	92,581

Property, plant and equipment, net	1,491,334	1,468,933
Finance lease assets	19,259	—
Finance lease assets - related party	48,833	51,088
Operating right-of-use assets	340,585	357,150
Security deposit	6,500	6,500
Total assets	$1,956,456	$1,976,252

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$333,581	$298,642
Accrued wages	1,344,113	1,185,363
Accrued expenses	85,719	61,571
Accrued interest	365,234	330,154
Convertible notes payable in default	378,277	66,490
Convertible notes payable, net of discount	614,485	925,440
Current finance lease liabilities	5,993	—
Current finance lease liabilities - related party	9,408	9,252
Current operating lease liabilities	71,259	69,180
Derivative liabilities	1,520,671	2,398,176
Loans payable, net of discount	204,410	145,322
Related party liabilities	457,351	378,110
Total Current liabilities	5,390,501	5,867,700

Non-current finance lease liabilities	13,266	—
Non-current finance lease liabilities - related party	39,425	41,836
Non-current operating lease liabilities	269,326	287,970
Non-current related party note payable	977,396	977,396
Total liabilities	6,689,914	7,174,902

Series A convertible preferred stock: 10,100,000 shares authorized, par value $0.0001 46,380 shares issued and outstanding at March 31, 2023 50,256 shares issued and outstanding at December 31, 2022 (1)	12,453,030	13,493,736
Convertible preferred stock payable	1,399,829	599,829

Stockholders’ deficit:
Series B preferred stock: 5,000 shares authorized, par value $0.0001 1,000 shares issued and outstanding at March 31, 2023 1,000 shares issued and outstanding at December 31, 2022	—	—
Common stock: 100,000,000,000 shares authorized, par value $0.0001 6,507,651,427 shares issued and outstanding at March 31, 2023 207,723,162 shares issued and outstanding at December 31, 2022 (1)	650,765	20,772
Additional paid in capital	14,521,264	11,728,527
Accumulated deficit	(33,758,346)	(31,041,514)
Total stockholders’ deficit	(18,586,317)	(19,292,215)
Total liabilities and stockholders’ deficit	$1,956,456	$1,976,252

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on September 30, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2023	2022
Sales	$76,856	$27,707
Cost of sales	106,360	9,775
Gross profit (loss)	(29,504)	17,932

Operating expenses:
Depreciation	7,077	7,647
G&A expenses	117,824	358,041
Professional fees	2,328	9,159
Salaries and wages	1,060,330	559,535
Total operating expenses	1,187,559	934,382

Loss from operations	(1,217,063)	(916,450)

Other income (expense):
Interest income	1	2
Gain (loss) on settlement of debt	25,000	(750)
Gain (loss) on conversion of debt	(374,840)	18,236
Loss on conversion of preferred shares	(1,531,892)	(136,754)
Derivative income (expense)	855,392	(558,366)
Interest expense	(473,430)	(536,913)
Total other income (expense)	(1,499,769)	(1,214,545)

Net profit (loss) before income taxes from continuing operations	(2,716,832)	(2,130,995)
Income tax expense	—	—
Net profit (loss) from continuing operations	(2,716,832)	(2,130,995)

Discontinued operations (Note 3)
Loss from operation of discontinued operations	—	(98,107)
Total profit (loss) from discontinued operations, net of tax	—	(98,107)

Net profit (loss)	$(2,716,832)	$(2,229,102)

Per share information
Weighted average number of common shares outstanding, basic (1)	2,886,503,774	1,273,595
Net income (loss) per common share, basic, for continued operations	$(0.0009)	$(1.6732)
Net income (loss) per common share, basic, for discontinued operations	$—	$(0.0770)

Per share information
Weighted average number of common shares outstanding, diluted (1)	2,886,503,774	1,273,595
Net income (loss) per common share, diluted, for continued operations	$(0.0009)	$(1.6732)
Net income (loss) per common share, diluted, for discontinued operations	$—	$(0.0770)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on September 30, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Convertible Preferred Stock			Preferred Stock				Additional	Accumulated	Total
	Series A (1)		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2022	50,256	$13,493,736	$599,829	1,000	$—	207,723,162	$20,772	$11,728,527	$(31,041,514)	$(19,292,215)
Conversion of debt to common stock	—	—	—	—	—	1,037,304,834	103,730	656,462	—	760,192
Convertible preferred stock converted to common stock	(3,876)	(1,040,706)	—	—	—	5,120,527,290	512,053	2,060,545	—	2,572,598
Convertible preferred stock to be issued pursuant to director and officer agreements	—	—	800,000	—	—	—	—	—	—	—
Common stock issued pursuant to equity purchase agreement	—	—	—	—	—	68,296,141	6,830	17,373	—	24,203
Cashless warrant exercise	—	—	—	—	—	73,800,000	7,380	(7,380)	—	—
Imputed interest	—	—	—	—	—	—	—	43,624	—	43,624
Derivative settlements	—	—	—	—	—	—	—	22,113	—	22,113
Net loss	—	—	—	—	—	—	—	—	(2,716,832)	(2,716,832)
Balances for March 31, 2023	46,380	$12,453,030	$1,399,829	1,000	$—	6,507,651,427	$650,765	$14,521,264	$(33,758,346)	$(18,586,317)

	Convertible Preferred Stock			Preferred Stock				Additional	Accumulated	Total
	Series A (1)		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances for December 31, 2021	30,746	$8,255,301	$5,000,000	1,500	$—	736,260	$74	$5,550,295	$(22,496,835)	$(16,946,466)
Conversion of debt to common stock	—	—	—	—	—	910,730	91	414,665	—	414,756
Convertible preferred stock converted to common stock	(461)	(123,779)	—	—	—	421,246	42	260,491	—	260,533
Convertible preferred stock payable converted to preferred stock	18,622	5,000,007	(5,000,000)	—	—	—	—	(7)	—	(7)
Convertible preferred shares to be issued to settle accrued wages	—	—	400,065	—	—	—	—	(65)	—	(65)
Convertible preferred shares to be issued pursuant to director agreements	—	—	199,764	—	—	—	—	236	—	236
Convertible preferred shares issued for services	93	24,971	—	—	—	—	—	29	—	29
Cashless warrant exercise	—	—	—	—	—	35,432	4	(4)	—	—
Warrant discounts	—	—	—	—	—	—	—	83,372	—	83,372
Imputed interest	—	—	—	—	—	—	—	10,286	—	10,286
Derivative settlements	—	—	—	—	—	—	—	418,322	—	418,322
Net loss	—	—	—	—	—	—	—	—	(2,229,102)	(2,229,102)
Balances for March 31, 2022	49,000	$13,156,500	$599,829	1,500	$—	2,103,668	$211	$6,737,620	$(24,725,937)	$(17,988,106)

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on September 30, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss from continued operations	(2,716,832)	(2,130,995)
Net loss from discontinued operations	—	(98,107)
Net loss	(2,716,832)	(2,229,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible debt discount	340,348	474,057
Depreciation	50,876	7,647
Stock based compensation	800,000	600,000
(Gain) loss on settlement of debt	(25,000)	750
Preferred stock issued for services	—	25,000
Imputed interest	43,624	10,286
(Gain) loss on conversion of debt	374,840	(18,236)
Loss on conversion of preferred shares	1,531,892	136,754
Loss on settlement of debt	—	750
Change in fair value of derivative liability	(855,392)	558,366
Decrease (increase) in operating assets and liabilities:
Accounts receivable	3,731	—
Inventory	(3,994)	9,765
Other current assets	14,197	—
Prepaid expenses	1,500	(21,493)
Accrued interest	89,459	60,925
Accounts payable	34,939	47,346
Accrued expenses	182,898	123,736
Advances from related parties	1,605	(13,538)
Net cash used in continuing operating activities	(131,309)	(227,737)
Net cash used in discontinued operating activities	—	106,586
Net cash (used in) provided by operating activities	(131,309)	(121,151)

Cash flows from investing activities:
Property, plant and equipment, additions	(10,632)	(83,790)
Deposit on equipment - related party	—	(227,642)
Net cash (used in) provided by investing activities	(10,632)	(311,432)

Cash flows from financing activities:
Proceeds from convertible debt	—	437,290
Proceeds from promissory notes	50,750	—
Payments on promissory notes	(6,899)	—
Proceeds from related party loans	48,940	—
Payments on finance lease	(2,255)	—
Proceeds from sale of stock	24,203	—
Net cash (used in) provided for financing activities	114,739	437,290

Net increase (decrease) in cash	(27,202)	4,707

Cash, beginning of period	32,624	46,427
Cash, end of period	$5,422	$51,134

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Debt converted to common stock	$385,352	$432,992
Preferred stock converted to common stock	$1,040,706	$123,779
Discount from derivative	$—	$591,797
Related party exchange of accrued wages for note payable	$—	$114,354
Derivative settlements	$22,113	$418,322
Warrant discount from debt	$—	$83,372
Cashless warrant exercise	$7,380	$4
Fixed assets acquired with debt	$31,694	$—
Fixed assets acquired with related party accounts payable	$28,696	$114,354
Convertible note payable exchanged for accrued interest	$—	$16,800
Preferred stock payable converted to preferred stock	$—	$5,000,007

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. On September 27, 2022, the Company entered into a Platform Services Contract with SRAX for marketing advisory services and platform fees for a period of one year in the amount of $300,000, to be paid in Convertible Preferred Series A stock. The fees are non-refundable and therefore the Company recorded the full amount to the statement of operations. Total advertising costs were $1,946 and $14,385, for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of March 31, 2023 and December 31, 2022, the Company has deferred revenue of $0 and $0, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on a due date basis. The allowance for doubtful accounts at March 31, 2023 and December 31, 2022 is $0.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Basic and Diluted Loss Per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on September 30, 2022 (see Note 16). Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three months ended March 31, 2023 and March 31, 2022, the number of diluted shares that have been excluded are 18,394,404,525 and 7,698,712, respectively.

Inventories

Inventories consist of raw materials, beer cans and labels, keg collars and toppers, inbound freight charges, purchasing and receiving costs, direct labor, depreciation, overhead, and finished goods. Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of March 31, 2023 and December 31, 2022, the Company has inventory of $30,428 and $26,434, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended March 31, 2023, and the year ended December 31, 2022, there were no impairment losses recognized for long-lived assets.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 for each fair value hierarchy level:

March 31, 2023	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,520,671	$1,520,671

December 31, 2022	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,398,176	$2,398,176

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of March 31, 2023 and December 31, 2022, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB for the three months ended March 31, 2023 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2023, the Company has a shareholders’ deficit of $18,586,317 since its inception, working capital deficit of $5,340,556, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

The Company does not have sufficient cash to fund its desired business objectives for its production and marketing for the next 12 months. The Company has arranged financing and intends to utilize the cash received to fund the production and marketing of more beers. This financing may be insufficient to fund expenditures or other cash requirements required to complete the product design for the augmented/virtual reality markets. There can be no assurance the Company will be successful in completing any new product development. The Company plans to seek additional funding if necessary, in private or public equity offering(s) to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

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

The major classes of assets and liabilities disposed of, reflected in our condensed balance sheet as of December 31 2021, respectively, are presented below:

Current Assets
Cash	$12,834
Accounts receivable	1,792
Total current assets of discontinued operations	14,626

Financial lease assets - related party	26,815
Security deposit	5,162
Total non-current assets of discontinued operations	31,977

Total assets of discontinued operations	$46,603

Current Liabilities:
Accounts payable	$249,295
Accrued wages	161,210
Accrued expenses	28,153
Accrued interest	5,077
Current financing lease liabilities - related party	4,666
Loans payable	72,920
Related party liabilities	207,086
Total current liabilities of discontinued operations	728,407

Non-current financing lease liabilities - related party	22,149

Total liabilities of discontinued operations	$750,556

During the three months ended March 31, 2023 and March 31, 2022, discontinued operations consisted of the following:

	March 31,
	2023	2022
Revenue	$—	$62,034
Operating expenses	—	148,984
Interest expense	—	11,157
Net loss	$—	$(98,107)

4. PREPAID EXPENSES

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

As of March 31, 2023 and December 31, 2022, prepaid expenses consisted of the following:

	March 31,	December 31,
	2023	2022
Prepaid accounting fees	$—	$1,500
	$—	$1,500

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost or fair value as of the date of acquisition. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	5 years

Computer software and equipment	2 to 5 years, or the term of a software license, whichever is shorter

Office equipment and furniture	3 to 7 years

Machinery and equipment	3 to 20 years

Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset

Property, plant, and equipment consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Brewing Equipment	$1,219,180	$1,185,271
Computer Equipment	2,933	2,933
Construction in Progress	16,023	—
Leasehold Improvements	383,748	394,352
Vehicles	31,694	—
	1,653,578	1,582,556
Less accumulated depreciation	(162,244)	(113,623)
	$1,491,334	$1,468,933

During the three months ended March 31, 2023, the Company received $33,909 in brewing equipment, recorded construction in progress expenses of $5,419, reclassified leaseholder improvements of $10,604 to construction in progress, and purchased a vehicle for $31,694. During the three months ended March 31, 2023 and March 31, 2022, the Company recorded depreciation of $48,621 and $7,647, respectively.

6. ACCRUED EXPENSES

As of March 31, 2023 and December 31, 2022, accrued expenses were comprised of the following:

	March 31,	December 31,
	2023	2022
Accrued expenses
Credit cards	$25,175	$11,881
CRV payable	842	720
Customer keg deposits	3,900	2,580
Payroll liabilities	47,471	34,035
Sales tax payable	331	355
Other short-term liabilities	8,000	12,000
Total accrued expenses	$85,719	$61,571

Accrued interest
Interest on notes payable	$106,533	$96,796
Interest on accrued wages	258,701	233,358
Total accrued interest	$365,234	$330,154

Accrued wages	$1,344,113	$1,185,363

7. CONVERTIBLE NOTES PAYABLE

As of March 31, 2023 and December 31, 2022, convertible notes payable were comprised of the following:

	Original	Due	Interest	Conversion	March 31,	December 31,
	Note Date	Date	Rate	Rate	2023	2022
1800 Diagonal #1	10/10/2022	10/10/2023	10%	Variable	44,250	44,250
1800 Diagonal #2	11/2/2022	11/2/2023	10%	Variable	54,250	54,250
1800 Diagonal #3	11/28/2022	11/28/2023	10%	Variable	44,250	44,250
Emunah Funding #4*	10/20/2017	7/20/2018	24%	Variable	2,990	2,990
FirstFire Global*	3/8/2021	3/8/2022	16%	0.18	31,000	31,000
Fourth Man #13	1/10/2022	1/10/2023	12%	0.45	—	48,000
Fourth Man #14	12/22/2022	12/22/2023	12%	0.0009	52,000	52,000
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Mammoth*	3/3/2022	12/3/2022	18%	Variable	27,500	27,500
Mast Hill Fund #1*	1/27/2022	1/27/2023	12%	0.9	248,787	248,787
Mast Hill Fund #2*	3/3/2022	3/3/2023	12%	0.3	63,000	63,000
Mast Hill Fund #3	4/1/2022	4/1/2023	12%	0.18	328,479	381,144
Mast Hill Fund #4	7/13/2022	7/13/2023	12%	0.06	—	125,000
Mast Hill Fund #5	9/6/2022	9/6/2023	12%	0.06	19,691	125,000
Mast Hill Fund #6	10/14/2022	10/14/2023	12%	0.0035	245,000	245,000
Pacific Pier Capital #1	5/20/2022	5/20/2023	12%	0.105	60,000	60,000
Pacific Pier Capital #2	11/3/2022	11/3/2023	12%	0.0015	20,000	20,000
					1,246,197	1,577,171
Less debt discount					(253,435)	(585,241)
Notes payable, net of discount					$992,762	$991,930

*	As of March 31, 2023, the balance of notes payable that are in default is $378,277.

1800 Diagonal Lending LLC (formerly Sixth Street Lending LLC)

On October 10, 2022, the Company issued a convertible note to 1800 Diagonal Lending LLC for $44,250, of which $40,000 was received in cash, and $4,250 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on October 10, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of March 31, 2023, $2,003 of the transaction fees have been amortized to the statement of operations and the note has a principal and accrued interest balance of $44,250 and $2,085, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 2, 2022, the Company issued a convertible note to 1800 Diagonal Lending LLC for $54,250, of which $50,000 was received in cash, and $4,250 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 2, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of March 31, 2023, $1,735 of the transaction fees have been amortized to the statement of operations and the note has a principal and accrued interest balance of $54,250 and $2,215, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 28, 2022, the Company issued a convertible note to 1800 Diagonal Lending LLC for $44,250, of which $40,000 was received in cash, and $4,250 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 28, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest trading prices during the 20 day trading period on the trading day prior to the conversion date. As of March 31, 2023, $1,432 of the transaction fees have been amortized to the statement of operations and the note has a principal and accrued interest balance of $44,250 and $1,490, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended December 31, 2020, the note has converted $13,450 of principal and $4,918 of interest into .16 shares of common stock. As of March 31, 2023, the note has a principal balance of $2,990 and accrued interest of $2,692. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

FirstFire Global Opportunity Fund LLC

On March 8, 2021, the Company received funding pursuant to a convertible note issued to FirstFire Global Opportunities Fund LLC for $300,000 of which $242,900 was received in cash and $57,100 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 8, 2022, and is convertible into common shares at a fixed rate of $0.18. The Company recorded a debt discount from the derivative equal to $300,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $84,000. During the year ended December 31, 2021, the Company issued 135,000 common shares upon the conversion of principal in the amount of $235,000, and conversion fees of $5,000. During the year ended December 31, 2022, the Company issued 5,620,000 common shares upon the conversion of principal in the amount of $118,000, accrued interest of $36,000 and conversion fees of $2,500. As of March 31, 2023, the note has a principal balance of $31,000 and accrued interest of $8,316. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On January 10, 2022, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $140,000 of which $115,440 was received in cash and $24,560 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on January 10, 2023 and is convertible into common shares at a fixed rate of $0.45. The Company recorded a debt discount from the derivative equal to $140,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2022, the Company issued 17,343,765 common shares upon the conversion of principal in the amount of $92,000 and conversion fees of $7,000. During the three months ended March 31, 2023, the Company issued 143,849,342 common shares upon the conversion of principal in the amount of $48,000, interest of $33,638 and conversion fees of $5,250. As of March 31, 2023, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 22, 2022, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $52,000 of which $40,000 was received in cash and $12,000 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on December 22, 2023 and is convertible into common shares at a fixed rate of $0.0009. The Company recorded a debt discount from the derivative equal to $52,000 due to this conversion feature, and $14,104 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2023 of $37,896. As of March 31, 2023, the note has a principal balance of $52,000 and accrued interest of $6,240.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued .24 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of March 31, 2023, the note has a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Mammoth Corporation

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mammoth Corporation for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 0% (18% per annum upon an event of default), matures on December 3, 2022, and converts into 50% multiplied by the average of the three lowest common stock trading prices during the 30 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $27,500 due to this conversion feature, which has been amortized to the statement of operations. As of March 31, 2023, the note has a principal balance of $27,500 and accrued interest of $5,330. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Mast Hill Fund, LP

On January 27, 2022, the Company issued a convertible note to Mast Hill Fund, L.P. for $279,000, of which $75,550 was received in cash, $45,900 was recorded as transaction fees, and $157,500 was paid to Labrys Fund, L.P. to settle the principal amount of $140,000 and accrued interest of $16,800. The company recorded a loss on settlement of debt of $750. The note bears interest of 12% per annum, matures on January 27, 2023, and is convertible into common shares at a fixed rate of $0.90. The Company recorded a debt discount from the derivative equal to $258,484 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2022, the Company issued 933,000 common shares upon the conversion of principal in the amount of $30,213, accrued interest of $20,517, and conversion fees of $5,250. As of March 31, 2023, the note has a principal balance of $248,787 and accrued interest of $18,483. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $63,000 of which $51,300 was received in cash and $11,700 was recorded as transaction fees. The note bears interest of 12% per annum, matures on March 3, 2023 and is convertible into common shares at a fixed rate of $0.30. The Company recorded a debt discount from the derivative equal to $63,000 due to this conversion feature, which has been amortized to the statement of operations. As of March 31, 2023, the note has a principal balance of $63,000 and accrued interest of $8,333. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 1, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $425,000 of which $351,550 was received in cash and $73,450 was recorded as transaction fees. The note bears interest of 12% per annum, matures on April 1, 2023 and is convertible into common shares at a fixed rate of $0.18. The Company recorded a debt discount from the derivative equal to $425,000 due to this conversion feature, and $423,836 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2023 of $1,164. During the year ended December 31, 2022, the Company issued 25,380,509 common shares upon the conversion of principal in the amount of $43,856, accrued interest of $36,225, and conversion fees of $8,750. During the three months ended March 31, 2023, the Company issued 27,305,900 common shares upon the conversion of principal in the amount of $52,664, accrued interest of $3,655, and conversion fees of $3,500. As of March 31, 2023, the note has a principal balance of $328,479 and accrued interest of $8,118.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 13, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $125,000 of which $103,250 was received in cash and $21,750 was recorded as transaction fees. The note bears interest of 12% per annum, matures on July 13, 2023 and is convertible into common shares at a fixed rate of $0.06. The Company recorded a debt discount from the derivative equal to $125,000 due to this conversion feature, which has been amortized to the statement of operations. During the three months ended March 31, 2023, the Company issued 433,949,592 common shares upon the conversion of principal in the amount of $125,000, accrued interest of $9,201, and conversion fees of $8,750. As of March 31, 2023, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 6, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $125,000 of which $103,250 was received in cash and $21,750 was recorded as transaction fees. The note bears interest of 12% per annum, matures on September 6, 2023 and is convertible into common shares at a fixed rate of $0.06. The Company recorded a debt discount from the derivative equal to $125,000 due to this conversion feature, and $70,548 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2023 of $54,452. During the three months ended March 31, 2023, the Company issued 432,200,000 common shares upon the conversion of principal in the amount of $105,309, accrued interest of $7,885, and conversion fees of $3,500. As of March 31, 2023, the note has a principal balance of $19,691 and accrued interest of $106.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 14, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $245,000 of which $202,270 was received in cash and $42,730 was recorded as transaction fees. The note bears interest of 12% per annum, matures on October 14, 2023 and is convertible into common shares at a fixed rate of $0.0035. The Company recorded a debt discount from the derivative equal to $245,000 due to this conversion feature, and $112,767 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2023 of $132,233. As of March 31, 2023, the note has a principal balance of $245,000 and accrued interest of $13,532.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Pacific Pier Capital LLC

On May 20, 2022, the Company received funding pursuant to a convertible note issued to Pacific Pier Capital LLC for $60,000 of which $47,760 was received in cash and $12,240 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on May 20, 2023 and is convertible into common shares at a fixed rate of $0.105. The Company recorded a debt discount from the derivative equal to $60,000 due to this conversion feature, and $51,781 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2023 of $8,219. As of March 31, 2023, the note has a principal balance of $60,000 and accrued interest of $7,200.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 3, 2022, the Company received funding pursuant to a convertible note issued to Pacific Pier Capital LLC for $20,000 of which $15,000 was received in cash and $5,000 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on November 3, 2023 and is convertible into common shares at a fixed rate of $0.0015. The Company recorded a debt discount from the derivative equal to $20,000 due to this conversion feature, and $8,110 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at March 31, 2023 of $11,890. As of March 31, 2023, the note has a principal balance of $20,000 and accrued interest of $2,400.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Convertible Note Conversions

During the three months ended March 31, 2023, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Fee	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Conversion	Price	Issued	Issued to
1/9/2023	$28,874	$2,381	$1,750	$33,005	$0.004	9,430,000	Mast Hill
1/12/2023	30,000	—	1,750	31,750	0.004	9,071,428	Fourth Man
1/20/2023	23,790	1,274	1,750	26,814	0.002	17,875,900	Mast Hill
1/26/2023	18,000	8,000	1,750	27,750	0.001	25,227,272	Fourth Man
1/30/2023	6,515	8,178	1,750	16,443	0.001	17,400,000	Mast Hill
2/2/2023	17,789	117	1,750	19,656	0.001	20,800,000	Mast Hill
2/23/2023	25,230	695	1,750	27,675	0.000	102,500,000	Mast Hill
2/24/2023	—	25,638	1,750	27,388	0.000	109,550,642	Fourth Man
3/2/2023	56,423	174	1,750	58,347	0.000	216,100,000	Mast Hill
3/8/2023	19,043	38	1,750	20,830	0.000	77,149,592	Mast Hill
3/13/2023	48,912	7,685	1,750	58,347	0.000	216,100,000	Mast Hill
3/21/2023	56,397	200	1,750	58,347	0.000	216,100,000	Mast Hill
Total conversions	330,973	54,379	21,000	406,352		1,037,304,834
Conversion fees				(21,000)
Loss on conversion	—	—	—	374,840
	$330,973	$54,379	$21,000	$760,192		1,037,304,834

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms from 3.33 years to 4.42 years.

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

Operating Leases

On August 1, 2021, the company entered into a commercial lease for approximately 6,547 square feet of space, located in the Wolf Creek Industrial Building at 110 Spring Hill Dr, Grass Valley, CA 95945. The lease has a term of five years, from August 1, 2021 through July 31, 2026, with a monthly rent of $4,000. On August 1, 2021, the Company recorded ROU assets of $203,216 and lease liabilities of $203,216 in recognition of this lease.

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

ROU assets and lease liabilities related to our operating leases are as follows:

March 31, 2023
Right-of-use assets	$340,585
Current operating lease liabilities	71,259
Non-current operating lease liabilities	269,326

The following is a schedule, by years, of future minimum lease payments required under the operating leases:

Years Ending
December 31,	Operating Leases
2023	$68,700
2024	96,000
2025	102,000
2026	85,256
2027	39,312
Total	391,268
Less imputed Interest	50,683
Total liability	$340,585

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Operating Leases	3.97 years	7%

Finance Lease

The Company evaluated the leases in accordance with ASC 842 and determined that its leases meet the definition of a finance lease.

On February 22, 2023, the Company entered into a Lease Agreement with American Keg Company to lease 132 kegs. The agreement is for a period of 36 months, with a monthly payment of $592. At the end of the lease the Company will own the kegs with a $1 per key buyout.

Finance lease assets and liabilities related to our finance lease are as follows:

March 31, 2023
Right-of-use assets	$19,259
Current finance lease liabilities	5,993
Non-current finance lease liabilities	13,266

The following is a schedule, by years, of future minimum lease payments required under the finance lease:

Years Ending
December 31,	Finance Lease
2023	$5,925
2024	7,110
2025	7,110
2026	1,184
Total	21,329
Less imputed Interest	2,070
Total liability	$19,259

Other information related to the lease is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Lease	3 years	7%

Finance Lease – Related Party

The Company evaluated the leases in accordance with ASC 842 and determined that its leases meet the definition of a finance lease.

On November 6, 2022, the Company entered into a van lease agreement with an employee in the amount of $62,086. The lease has a term of 5 years, from November 2022 to October 2027, with a monthly payment of $1,035.

Related party finance lease assets and liabilities related to our finance lease are as follows:

March 31, 2023
Right-of-use assets - related party	$48,833
Current finance lease liabilities - related party	9,408
Non-current finance lease liabilities - related party	39,425

The following is a schedule, by years, of future minimum lease payments required under the related party finance lease:

Years Ending
December 31,	Finance Lease
2023	$9,313
2024	12,417
2025	12,417
2026	12,417
2027	10,348
Total	56,912
Less imputed Interest	8,079
Total liability	$48,833

Other information related to the lease is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Lease	4.58 years	7%

9. LOANS PAYABLE

On October 1, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before October 1, 2020. As of March 31, 2023 and December 31, 2022, the principal balance owed to Direct Capital Group was $14,500 and $14,500, respectively.

On June 29, 2022, the Company entered into a Promissory Note with Maguire & Associates LLC in the amount of $25,000. The note bears no interest and is due on or before December 31, 2022. The note was secured with the issuance of 400 shares of Convertible Series A Preferred stock, valued at $107,400. On January 1, 2023, the note went into default and Maguire & Associates accepted the shares as full payment, and as of March 31, 2023, the liability has been fully satisfied.

On October 7, 2022, the Company received funding pursuant to a promissory note in the amount of $125,000, of which, $100,000 was received in cash and $25,000 was recorded as debt issuance fees, which will be amortized over the life of the note. The note bears interest of 10% (increases to 18% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on October 7, 2023. The principal amount and the guaranteed interest are due and payable in seven equal monthly payments of $19,642.85, commencing on March 7, 2023 and continuing on the 7th day of each month thereafter. In addition, the Company agreed to issue 1,000,000 shares of common stock in connection with the note. As of March 31, 2023, the company has amortized $11,986 of the debt issuance fees to the statement of operations. As of March 31, 2023, the note has a principal balance of $125,000, debt issuance fees of $13,014 and accrued interest of $12,500.

On January 10, 2023, the Company entered into a Promissory Note with 1800 Diagonal Lending LLC, in the amount of $61,600, of which, $50, 750 was received in cash and $10,850 was recorded as debt issuance fees, which will be amortized over the life of the note. The note bears interest of 12% (increases to 22% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on January 10, 2024. The principal amount and the guaranteed interest are due and payable in ten equal monthly payments of $6,899, commencing on March 1, 2023 and continuing on the 1st day of each month thereafter. As of March 31, 2023, the company has made payments of $6,899 and amortized $2,378 of the debt issuance fees to the statement of operations. As of March 31, 2023, the note has a principal balance of $54,701, debt issuance fees of $8,472 and accrued interest of $7,392.

On March 3, 2023, the Company purchased a vehicle and entered into a loan agreement in the amount of $31,694, with an annual interest rate of 13.39%. The loan is for a period of 74 months with a monthly payment of $626.

10. DERIVATIVE LIABILITIES

During the three months ended March 31, 2023, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at March 31, 2023 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended March 31, 2023:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$329,690	$133,397	$1,935,089	$2,398,176
Initial recognition of derivative liability	—	—	—	—
Derivative settlements	(11)	(22,102)	—	(22,113)
Loss (gain) on derivative liability valuation	(275,591)	(104,732)	(475,069)	(855,392)
Balance, end of period	$54,088	$6,563	$1,460,020	$1,520,671

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2023:

Valuation date
Expected dividends	0%
Expected volatility	282.58%-303.56%
Expected term	.09 - .73 years
Risk free interest	4.74%-4.94%

Warrants

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	250.17%-476.57%
Expected term	.76 – 4.73 years
Risk free interest	3.71%-.4.79%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	275.02%
Expected term	1 year
Risk free interest	4.64%

11. WARRANTS

A summary of warrant activity for the three months ended March 31, 2023 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Warrants	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2022 (*)	66,817,960	$0.515	4.83	$—
Granted	—	—	—	—
Exercised	(388,563)	—	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2023	66,429,397	$0.517	4.58	$—
Exercisable at March 31, 2023	66,429,397	$0.517	4.58	$—

(*)	The opening shares and exercise price were adjusted to reflect a reverse split at a ratio of 1-for-300 on September 22, 2022

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on options with an exercise price that is higher than the Company’s market stock price of $0.0001 on March 31, 2023.

12. RELATED PARTY TRANSACTIONS

As of March 31, 2023 and December 31, 2022, related party transactions were comprised of the following:

	March 31,	December 31,
	2023	2022
Assets:
Related party financial lease assets	$48,833	$51,088

Current liabilities:
Related party accounts payable	$229,289	$200,593
Related party advances	228,062	177,517
Total related party liabilities	$457,351	$378,110

Related party financial lease liabilities	$9,408	$9,252

Non-current liabilities:
Related party financial lease liabilities	$39,425	$41,836
Related party notes payable	$977,396	$977,396

Related party deposits and accounts payable

BrewBilt Manufacturing, Inc, which is led by CEO Jef Lewis, is supplying all necessary equipment to the company for its craft beer production.

During the three months ended March 31, 2023 and the year ended December 31, 2022, equipment in the amount of $33,909 and $1,135,801, respectively, was completed and delivered to the Company. As of March 31, 2023 and December 31, 2022, the Company has an outstanding accounts payable balance to BrewBilt Manufacturing of $229,289 and $200,593, respectively, which has been recorded as related party liabilities on the balance sheet.

The Company anticipates the remaining equipment in the amount of $99,083 will be completed and delivered by Q3 2023.

All fabricated equipment is non-refundable. Any equipment purchased by BrewBilt Manufacturing on behalf of the company would potentially be refundable based on the individual manufacturers return policy.

Finance leases

On November 6, 2022, the Company entered into a van lease agreement with an employee in the amount of $62,086. The lease has a term of 5 years, from November 2022 to October 2027, with a monthly payment of $1,035.

Officer and Director Agreements

On January 1, 2023, the Company and Jef Lewis entered into an Employee Agreement that includes the issuance of $150,000 Preferred Series A shares, and an annual salary of $250,000. Unpaid wages will accrue interest at 6% per annum and may be converted to Preferred Series A stock of the company at equal value and under the conversion guidelines of the Certificate of designation for Preferred Series A stock.

On January 1, 2023, the Company and Bennett Buchanan entered into an Employee Agreement that includes the issuance of $150,000 Preferred Series A shares, and an annual salary of $250,000. Unpaid wages will accrue interest at 6% per annum and may be converted to Preferred Series A stock of the company at equal value and under the conversion guidelines of the Certificate of designation for Preferred Series A stock.

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

Related party advances and imputed interest

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the three months ended March 31, 2023, related parties advanced $50,545 to the company, and the Company recorded imputed interest of $7,474 to the statement of operations with a corresponding increase to additional paid in capital. As of March 31, 2023 and December 31, 2022, the Company has an outstanding balance owed to related parties of $228,062 and $177,517, respectively, which has been recorded as related party liabilities on the balance sheet.

Related party notes payable and imputed interest

On March 31, 2022, the Company elected not to renew an employee agreement with Mike Schatz and converted accrued wages and interest of $114,355 to an interest free promissory note. This note will be repaid commencing on April 1, 2022, in monthly installments of no less than $2,000 until the principal amount is satisfied and paid in full. During the three months ended March 31, 2023, the Company recorded imputed interest of $3,786, which was recorded to the statement of operations with a corresponding increase to additional paid in capital. The balance at March 31, 2023 is $102,355 and is reported as non-current related party liabilities on the balance sheet.

On October 4, 2022, the Company entered in a Promissory Note with a former related party that is a holder of Convertible Preferred Series shares. The shareholder agreed to cancel 3,259 shares of Convertible Preferred Series A stock in exchange for a Promissory Note in the amount of $875,042. The Company agreed to issue 87,504,150 shares of common stock as collateral in the event the note is not paid by the due date of December 31, 2025. During the three months ended March 31, 2023, the Company recorded imputed interest of $32,365 to the statement of operations, with a corresponding increase to additional paid in capital. The balance of the note as of March 31, 2023 is $875,042 and is reported as non-current related party liabilities on the balance sheet.

Other related party transactions

During the three months ended March 31, 2023, Jef Lewis converted 1,211 Convertible Series A shares, valued at $325,153 in to 1,260,160,000 shares of common stock. The common stock was valued at $1,456,522 based on the market price on the date of the conversions, and the company recorded a loss on conversion of $1,131,369 to the statement of operations.

During the three months ended March 31, 2023, Bennett Buchanan converted 689 Convertible Series A shares, valued at $184,997 in to 1,849,965,000 shares of common stock. The common stock was valued at $554,989 based on the market price on the date of the conversion, and the company recorded a loss on conversion of $369,993 to the statement of operations.

13. CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

During the three months ended March 31, 2023, 3,876 shares of Convertible Series A Preferred stock, valued at $1,040,706, were converted into 5,120,527,290 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,531,892, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $268.50 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $12,453,030 which represents 46,380 Series A Convertible Preferred Stock at $268.50 per share, issued and outstanding as of March 31, 2023, outside of permanent equity and liabilities.

Preferred Stock Payable

On January 1, 2023, the company agreed to issue $150,000 of Convertible Series A shares each to Jef Lewis, Sam Berry, and Bennett Buchanan, and $50,000 in shares to Richard Hylen for total fees of $500,000, pursuant to Directors Agreements.

On January 1, 2023, the company agreed to issue $150,000 of Convertible Series A shares each to Jef Lewis and Bennett Buchanan, for total fees of $300,000, pursuant to Employee Agreements.

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

As of March 31, 2023, 5,000 Series B Preferred shares were authorized, of which 1,000 shares were issued and outstanding.

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

During the three months ended March 31, 2023, 68,296,141 shares of common stock were purchased for $24,203 pursuant to an Equity Purchase Agreement.

During the three months ended March 31, 2023, 3,876 shares of Convertible Series A Preferred stock, valued at $1,040,706, were converted into 5,120,527,290 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,531,892, which was recorded to the statement of operations.

During the three months ended March 31, 2023, warrant holders exercised the warrants and the Company issued 73,800,000 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms. The issuance settled $22,101 worth of derivative liabilities which was recorded to additional paid in capital.

During the three months ended March 31, 2023, the holders of convertible notes converted a total of $406,352 of principal, interest, and fees into 1,037,304,834 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $374,840 and settled $11 worth of derivative liabilities which was recorded to additional paid in capital.

As of March 31, 2023, 100,000,000,000 common shares, par value $0.0001, were authorized, of which 6,507,651,427 shares were issued and outstanding.

16. INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statements carrying amounts of assets and liabilities and their respective tax bases.

The deferred tax asset and the valuation allowance consist of the following at March 31 2023:

March 31, 2023
Net tax loss carry-forwards	$3,974,290
Statutory rate	21%
Expected tax recovery	834,601
Change in valuation allowance	(834,601)
Income tax provision	$—

Components of deferred tax asset:
Non capital tax loss carry-forwards	$834,601
Less: valuation allowance	(834,601)
Net deferred tax asset	$—

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

Employee Agreements

On January 1, 2023, the Company and Jef Lewis entered into an Employee Agreement that includes the issuance of $150,000 Preferred Series A shares, and an annual salary of $250,000. Unpaid wages will accrue interest at 6% per annum and may be converted to Preferred Series A stock of the company at equal value and under the conversion guidelines of the Certificate of designation for Preferred Series A stock.

On January 1, 2023, the Company and Bennett Buchanan entered into an Employee Agreement that includes the issuance of $150,000 Preferred Series A shares, and an annual salary of $250,000. Unpaid wages will accrue interest at 6% per annum and may be converted to Preferred Series A stock of the company at equal value and under the conversion guidelines of the Certificate of designation for Preferred Series A stock.

Leases

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

18. SUBSEQUENT EVENTS

Related Party Promissory Note

On April 14, 2023, the Company entered into a Promissory Note with Bennett Buchanan, in the amount of $295,000. The note bears interest of 12% (increases to 22% per annum upon an event of default) and matures on December 31, 2024. The note will be secured with the issuance of $1,000,000 shares of Convertible Preferred Series A stock.

Subsequent Stock Issuances

May 2, 2023, the holder of a convertible note converted a total of $32,470 of principal, interest, and fees into 324,700,000 shares of our common stock.

On May 3, 2023 the holder of a convertible note converted a total of $30,000 of principal and interest into 333,333,333 shares of our common stock.

On May 4, 2023 the holder of a convertible note converted a total of $10,000 of principal into 166,666,667 shares of our common stock.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

Revenues:

The Company’s revenues were $76,856 for the three months ended March 31, 2023 compared to $27,707 for the three months ended March 31, 2022. The increase was primarily due to the production of beer that began in June of 2022. The Company’s revenues in Q1 2022 were from audio and video equipment sales as part of the operations of Simlatus Corp.

Cost of Sales:

The Company’s cost of sales was $106,360 for the three months ended March 31, 2023, compared to $9,775 for the three months ended March 31, 2022. The cost to produce beer is much higher than the cost of materials for audio and video equipment that was sold in Q1 2023.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries, and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended March 31, 2023 and March 31, 2022, were $1,187,559 and $934,382, respectively. The increase was primarily attributable to an increase in wages and expenses related to the brewery.

Other Expense:

Other expense for the three months ended March 31, 2023 and March 31, 2022 was $1,499,769 and $1,214,545, respectively. Other expense consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. Although the company reported a gain on derivative expenses in Q1 2023, there was a significant increase in loss on conversion of debt in Q1 2023 compared to Q1 2022.

Net Loss:

Net loss for the three months ended March 31, 2023 was $2,716,832 compared to $2,229,102 for the three months ended March 31, 2022. The increase in net loss can be explained by the increase in losses on conversion of debt and the increase in operating expenses.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	March 31, 2023	December 31, 2022
Current Assets	$49,945	$92,581
Current Liabilities	5,390,501	5,867,700
Working Capital (Deficit)	$(5,340,556)	$(5,775,119)

The overall working capital (deficit) increased from $(5,775,119) at December 31, 2022 to $(5,340,556) at March 31, 2023 due to the decrease of derivative liabilities.

	March 31,	March 31,
	2023	2022
Cash Flows (used in) provided by Operating Activities	(131,309)	(121,151)
Cash Flows (used in) provided for Investing Activities	(10,632)	(311,432)
Cash Flows (used in) provided for Financing Activities	114,739	437,290
Net Increase (decrease) in Cash During Period	(27,202)	4,707

During the three months ended March 31, 2023 cash (used in) provided by operating activities was $(131,309) compared to $(121,151) for the three months ended March 31, 2022. The increase in the cash used in operating activities is primarily attributed to the fair value change in derivative liabilities and an increase in loss on conversions.

During the three months ended March 31, 2023 cash (used in) provided for investing activities was $(10,632) compared to $(311,432) for the three months ended March 31, 2022. The decrease in cash used in investing activities is due to a related party deposit paid to begin fabrication of a brewery system in Q1 2022.

During the three months ended March 31, 2023, cash (used in) provided for financing activities was $114,739 compared to $437,290, for the three months ended March 31, 2022. The decrease in cash provided by  financing activity primarily resulted from a decrease in proceeds from notes payable and promissory notes during the three months ended March 31, 2023.

As of March 31, 2023, the Company had a cash balance and current asset total of $5,422 and $49,945 respectively, compared with $32,624 and $92,581 of cash and current assets, respectively, as of December 31, 2022. The decrease in assets was due to a decrease in accounts receivable, prepaid expenses and other current assets.

As of March 31, 2023, the Company had total current liabilities of $5,390,501 compared with $5,867,700 as of December 31, 2022. The decrease in current liabilities was primarily attributed to a decrease in derivative liabilities.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of March 31, 2023 we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2022 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC on May 2, 2023, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 18, 2023

/s/ Jef Lewis
By: Jef Lewis
Its: President, Chief Executive Officer