Form 10-Q
period 2023-09-30
BrewBilt Brewing Co
filed 2023-11-13
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, there were 9,028,743,427 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BREWBILT BREWING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$128,158	$32,624
Accounts receivable	31,684	17,247
Inventory, net	36,462	26,434
Prepaid expenses	375	1,500
Other current assets	384	14,776
Total current assets	197,063	92,581

Property, plant and equipment, net	1,662,528	1,468,933
Finance lease assets	43,150	—
Finance lease assets - related party	44,208	51,088
Operating right-of-use assets	306,304	357,150
Security deposit	6,500	6,500
Total assets	$2,259,753	$1,976,252

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$306,137	$298,642
Accrued wages	821,267	1,185,363
Accrued expenses	134,204	61,571
Accrued interest	433,368	330,154
Convertible notes payable in default	1,162,512	66,490
Convertible notes payable, net of discount	266,850	925,440
Current finance lease liabilities	13,195	—
Current finance lease liabilities - related party	9,731	9,252
Current operating lease liabilities	75,823	69,180
Deferred revenue	2,000	—
Derivative liabilities	3,383,074	2,398,176
Loans payable, net of discount	180,386	145,322
Related party liabilities, net of discount	609,931	378,110
Total Current liabilities	7,398,478	5,867,700

Non-current finance lease liabilities	29,955	—
Non-current finance lease liabilities - related party	34,477	41,836
Non-current operating lease liabilities	230,481	287,970
Non-current related party note payable, net of discount	1,366,908	977,396
Total liabilities	9,060,299	7,174,902

Series A convertible preferred stock: 10,100,000 shares authorized, par value $0.0001 (1) 55,678 shares issued and outstanding at September 30, 2023 50,256 shares issued and outstanding at December 31, 2022	14,949,543	13,493,736
Convertible preferred stock payable	2,399,829	599,829

Stockholders’ deficit:
Series B preferred stock: 5,000 shares authorized, par value $0.0001 1,000 shares issued and outstanding at September 30, 2023 1,000 shares issued and outstanding at December 31, 2022	—	—
Common stock: 100,000,000,000 shares authorized, par value $0.0001 (1) 8,838,743,427 shares issued and outstanding at September 30, 2023 207,723,162 shares issued and outstanding at December 31, 2022	883,874	20,772
Additional paid in capital	14,281,172	11,728,527
Accumulated deficit	(39,314,964)	(31,041,514)
Total stockholders’ deficit	(24,149,918)	(19,292,215)
Total liabilities and stockholders’ deficit	$2,259,753	$1,976,252

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on September 30, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales	$127,822	$34,526	$320,126	$62,265
Cost of sales	117,147	27,364	348,046	37,159
Gross profit (loss)	10,675	7,162	(27,920)	25,106

Operating expenses:
Depreciation	18,602	39,720	32,154	63,262
G&A expenses	128,823	414,563	382,411	1,043,199
Professional fees	17,467	14,310	24,942	44,938
Salaries and wages	705,520	781,718	2,028,974	1,498,202
Total operating expenses	870,412	1,250,311	2,468,481	2,649,601

Loss from operations	(859,737)	(1,243,149)	(2,496,401)	(2,624,495)

Other income (expense):
Interest income	44	1	56	5
Debt forgiveness	—	—	—	9,940
Gain on settlement of debt	—	76,921	25,000	76,171
Loss on cashless warrant exercise	—	—	(22,066)	—
Loss on conversion of debt	(1,750)	(216,405)	(27,123)	(346,959)
Loss on conversion of preferred shares	—	(16,972)	(30,530)	(292,954)
Loss on conversion of preferred shares - related party	—	—	(1,501,362)	—
Derivative income (expense)	(38,673)	669,306	(2,594,365)	262,903
Interest expense	(416,847)	(481,566)	(1,604,206)	(1,395,991)
Interest expense - related party	(16,902)	—	(22,453)	—
Total other income (expense)	(474,128)	31,285	(5,777,049)	(1,686,885)

Net loss before income taxes from continuing operations	(1,333,865)	(1,211,864)	(8,273,450)	(4,311,380)
Income tax expense	—	—	—	—
Net loss from continuing operations	(1,333,865)	(1,211,864)	(8,273,450)	(4,311,380)

Discontinued operations (Note 3)
Loss from operation of discontinued operations	—	—	—	(233,700)
Total loss from discontinued operations, net of tax	—	—	—	(233,700)

Net loss	$(1,333,865)	$(1,211,864)	$(8,273,450)	$(4,545,080)

Deemed dividend from related party note payable	(1,500,215)	—	(1,900,215)	—
Deemed dividend from note payable	(300,183)	—	(300,183)	—
Net loss attributable to common shareholders	$(3,134,263)	$(1,211,864)	$(10,473,848)	$(4,545,080)

Per share information
Weighted average number of common shares outstanding, basic (1)	8,517,711,543	5,960,970	6,169,203,566	3,519,093
Net loss per common share, basic, for continued operations	$(0.0004)	$(0.2033)	$(0.0017)	$(1.2251)
Net loss per common share, basic, for discontinued operations	$—	$—	$—	$(0.0664)
Net loss per common share, basic, attributable to common shareholders	$(0.0004)	$(0.2033)	$(0.0017)	$(1.2915)

Per share information
Weighted average number of common shares outstanding, diluted (1)	8,517,711,543	5,960,970	6,169,203,566	3,519,093
Net loss per common share, diluted, for continued operations	$(0.0004)	$(0.2033)	$(0.0017)	$(1.2251)
Net loss per common share, diluted, for discontinued operations	$—	$—	$—	$(0.0664)
Net loss per common share, diluted, attributable to common shareholders	$(0.0004)	$(0.2033)	$(0.0017)	$(1.2915)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on September 30, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

		(1)
	Convertible Preferred Stock			Preferred Stock				Additional		Total
	Series A (1)		Shares	Series B		Common Stock (1)		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances for December 31, 2022	50,256	$13,493,736	$599,829	1,000	$—	207,723,162	$20,772	$11,728,527	$(31,041,514)	$(19,292,215)

Conversion of debt to common stock	—	—	—	—	—	1,037,304,834	103,730	656,462	—	760,192
Convertible preferred stock converted to common stock	(1,976)	(530,556)	—	—	—	2,010,402,290	201,040	360,046	—	561,086
Convertible preferred stock converted to common stock - related party	(1,900)	(510,150)	—	—	—	3,110,125,000	311,013	1,700,499	—	2,011,512
Convertible preferred stock to be issued pursuant to director and officer agreements	—	—	800,000	—	—	—	—	—	—	—
Common stock issued pursuant to equity purchase agreement	—	—	—	—	—	68,296,141	6,830	17,373	—	24,203
Cashless warrant exercise	—	—	—	—	—	73,800,000	7,380	(7,380)	—	—
Imputed interest	—	—	—	—	—	—	—	43,624	—	43,624
Derivative settlements	—	—	—	—	—	—	—	22,113	—	22,113
Net loss	—	—	—	—	—	—	—	—	(2,716,832)	(2,716,832)
Balances for March 31, 2023	46,380	$12,453,030	$1,399,829	1,000	$—	6,507,651,427	$650,765	$14,521,264	$(33,758,346)	$(18,586,317)

Conversion of debt to common stock	—	—		—	—	1,303,058,667	130,306	(382,101)	—	(251,795)
Deemed dividend from convertible preferred stock issuable with a related party note payable	—	—	400,000	—	—	—	—	(400,000)	—	(400,000)
Debt discount on related party note payable	—	—	—	—	—	—	—	200,000	—	200,000
Loss on cashless warrant exercise								22,066		22,066
Imputed interest	—	—		—	—	—	—	45,438	—	45,438
Derivative settlements	—	—		—	—	—	—	1,803,256	—	1,803,256
Net loss	—	—		—	—	—	—	—	(4,222,753)	(4,222,753)
Balances for June 30, 2023	46,380	$12,453,030	$1,799,829	1,000	$—	7,810,710,094	$781,071	$15,809,923	$(37,981,099)	$(21,390,105)

Conversion of debt to common stock	—	—		—	—	1,028,033,333	102,803	(41,121)	—	61,682
Convertible preferred stock payable converted to preferred stock	1,490	400,065	(400,000)	—	—	—	—	(65)	—	(65)
Deemed dividend from convertible preferred stock issuable with a related party note payable	—	—	1,000,000	—	—	—	—	(1,000,000)	—	(1,000,000)
Deemed dividend from convertible preferred stock issued with a related party note payable	1,863	500,215	—	—	—	—	—	(500,215)	—	(500,215)
Deemed dividend from convertible preferred stock issued with a note payable	1,118	300,183	—	—	—	—	—	(300,183)	—	(300,183)
Debt discount on related party promissory notes	—	—	—	—	—	—	—	200,000	—	200,000
Convertible preferred shares issued to settle officer accrued wages and interest	3,150	845,775	—	—	—	—	—	(116)	—	(116)
Convertible preferred stock issued pursuant to director and officer agreements	1,677	450,275	—	—	—	—	—	(275)	—	(275)
Imputed interest	—	—	—	—	—	—	—	46,581	—	46,581
Derivative settlements	—	—	—	—	—	—	—	66,643	—	66,643
Net loss	—	—	—	—	—	—	—	—	(1,333,865)	(1,333,865)
Balances for September 30, 2023	55,678	$14,949,543	$2,399,829	1,000	$—	8,838,743,427	$883,874	$14,281,172	$(39,314,964)	$(24,149,918)

	Convertible Preferred Stock			Preferred Stock				Additional		Total
	Series A (1)		Shares	Series B		Common Stock (1)		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances for December 31, 2021	30,746	$8,255,301	$5,000,000	1,500	$—	736,260	$74	$5,550,295	$(22,496,835)	$(16,946,466)
Conversion of debt to common stock	—	—	—	—	—	910,730	91	414,665	—	414,756
Convertible preferred stock converted to common stock	(461)	(123,779)	—	—	—	421,246	42	260,491	—	260,533
Convertible preferred stock payable converted to preferred stock	18,622	5,000,007	(5,000,000)	—	—	—	—	(7)	—	(7)
Convertible preferred shares to be issued to settle accrued wages	—	—	400,065	—	—	—	—	(65)	—	(65)
Convertible preferred shares to be issued pursuant to director agreements	—	—	199,764	—	—	—	—	236	—	236
Convertible preferred shares issued for services	93	24,971	—	—	—	—	—	29	—	29
Cashless warrant exercise	—	—	—	—	—	35,432	4	(4)	—	—
Warrant discounts	—	—	—	—	—	—	—	83,372	—	83,372
Imputed interest	—	—	—	—	—	—	—	10,286	—	10,286
Derivative settlements	—	—	—	—	—	—	—	418,322	—	418,322
Net loss	—	—	—	—	—	—	—	—	(2,229,102)	(2,229,102)
Balances for March 31, 2022	49,000	$13,156,500	$599,829	1,500	$—	2,103,668	$211	$6,737,620	$(24,725,937)	$(17,988,106)

Conversion of debt to common stock	—	—	—	—	—	843,417	84	288,644	—	288,728
Convertible preferred stock converted to common stock	(496)	(133,176)	—	—	—	1,040,288	104	272,424	—	272,528
Common stock issued pursuant to securities purchase agreement	—	—	—	—	—	100,000	10	20,990	—	21,000
Convertible preferred shares issued in connection with promissory note	400	107,400	—	—	—	—	—	—	—	—
Convertible preferred shares issued to settle debt	223	59,876	—	—	—	—	—	—	—	—
Warrant discounts	—	—	—	—	—	—	—	193,234	—	193,234
Imputed interest	—	—	—	—	—	—	—	12,449	—	12,449
Derivative settlements	—	—	—	—	—	—	—	127,778	—	127,778
Net loss	—	—	—	—	—	—	—	—	(1,104,114)	(1,104,114)
Balances for June 30, 2022	49,127	$13,190,600	$599,829	1,500	$—	4,087,373	$409	$7,653,139	$(25,830,051)	$(18,176,503)

Preferred shares issued and cancelled in connection with sale and settlement of wholly owned subsidiary	2,406	646,011	—	(500)	—	—	—	(77,601)	—	(77,601)
Deconsolidation of wholly owned subsidiary	—	—	—	—	—	—	—	350,636	—	350,636
Conversion of debt to common stock	—	—	—	—	—	3,510,598	351	424,229	—	424,580
Convertible preferred stock converted to common stock	(126)	(33,831)	—	—	—	281,925	28	50,775	—	50,803
Common stock issued pursuant to equity purchase agreement	—	—	—	—	—	252,092	25	17,662	—	17,687
Convertible preferred shares issued to directors to guarantee lease agreement	2,236	600,366	—	—	—	—	—	—	—	—
Convertible preferred shares cancelled pursuant to settlement agreement	(455)	(122,168)	—	—	—	—	—	—	—	—
Convertible preferred shares to be issued for services	—	—	300,000	—	—	—	—	—	—	—
Cashless warrant exercise	—	—	—	—	—	240,000	24	(24)	—	—
Warrant discounts	—	—	—	—	—	—	—	103,197	—	103,197
Imputed interest	—	—	—	—	—	—	—	3,606	—	3,606
Derivative settlements	—	—	—	—	—	—	—	180,986	—	180,986
Rounding due to reverse stock split	—	—	—	—	—	77	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,211,864)	(1,211,864)
Balances for September 30, 2022	53,188	$14,280,978	$899,829	1,000	$—	8,372,065	$837	$8,706,605	$(27,041,915)	$(18,334,473)

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on September 30, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss from continued operations	(8,273,450)	(4,311,380)
Net loss from discontinued operations	—	(233,700)
Net loss	(8,273,450)	(4,545,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,060,114	1,217,593
Depreciation	148,156	63,262
Stock based compensation	1,250,000	1,346,453
Gain on settlement of debt	(25,000)	(76,171)
Preferred stock issued for services	—	325,000
Imputed interest	135,643	26,341
Forgiveness of debt	—	(9,940)
Loss on cashless warrant exercise	22,066	—
Loss on conversion of debt	27,123	346,959
Loss on conversion of preferred shares	30,530	292,954
Loss on conversion of preferred shares - related party	1,501,362	—
Change in fair value of derivative liability	2,594,365	(262,903)
Penalties on notes payable	140,772	—
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(14,437)	(4,036)
Inventory	(10,028)	(23,349)
Other current assets	14,392	(643)
Prepaid expenses	1,125	286
Security deposits	—	(6,500)
Accrued interest	262,595	170,684
Accounts payable	7,495	468,218
Accrued expenses	497,996	86,484
Advances from related parties	(35,151)	74,201
Deferred revenue	2,000	—
Net cash used in continuing operating activities	(662,332)	(510,187)
Net cash used in discontinued operating activities	—	215,093
Net cash used in by operating activities	(662,332)	(295,094)

Cash flows from investing activities:
Property, plant and equipment, additions	(269,341)	(1,175,075)
Deposit on equipment, related party	—	450,000
Net cash used in investing activities	(269,341)	(725,075)

Cash flows from financing activities:
Proceeds from convertible debt	—	1,043,100
Payments on convertible debt	—	(71,500)
Proceeds from promissory notes	220,750	25,000
Payments on promissory notes	(48,128)	—
Proceeds from related party loans	842,402	—
Payments on finance lease	(5,140)	—
Payments on related party finance lease	(6,880)	—
Proceeds from sale of stock	24,203	—
Net cash provided for financing activities	1,027,207	996,600

Net increase (decrease) in cash	95,534	(23,569)

Cash, beginning of period	32,624	46,427
Cash, end of period	$128,158	$22,858

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Preferred stock issued against related party debt	$—	$646,011
Deconsolidation of wholly owned entity	$—	$350,636
Preferred shares cancelled	$—	$122,168
Operating lease adoption recognition	$—	$212,040
Finance lease adoption recognition	$48,290	$—
Debt converted to common stock	$542,956	$1,128,064
Preferred stock converted to common stock	$530,556	$290,786
Preferred stock converted to common stock - related parties	$510,150	$—
Deemed dividend from preferred stock issuable with a related party note payable	$1,000,000	$—
Deemed dividend from preferred stock issued with a related party note payable	$900,215	$—
Deemed dividend from preferred stock issued with a note payable	$300,183	$—
Debt discount on related party note payable	$400,000	$—
Discount from derivative	$282,545	$781,105
Related party exchange of accrued wages for note payable	$—	$114,354
Related party exchange of accrued wages for preferred stock	$845,775	$—
Derivative settlements	$1,892,012	$727,086
Warrant discount from debt	$—	$379,803
Cashless warrant exercise	$7,380	$28
Fixed assets acquired with debt	$31,694	$—
Preferred stock issued to settle debt	$—	$60,000
Fixed assets acquired with related party accounts payable	$28,696	$255,762
Convertible note payable exchanged for accrued interest	$—	$16,800
Preferred stock payable converted to preferred stock	$—	$5,000,007

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

California is often considered one of the birthplaces of the modern craft beer movement. Its craft beer market is known for diversity in beer styles, reflecting the state’s cultural and culinary diversity. Many beer enthusiasts travel to California to explore its breweries, tasting rooms, and beer-related attractions while BrewBilt Brewing places a strong emphasis on sustainability by sourcing local ingredients, and implementing eco-friendly practices such as upcycling spent grain to local ranchers.

Brewbilt Brewing Company was formerly Simlatus Corporation. Simlatus wholly owned the subsidiary Satel Group Inc. Both Simlatus and Satel are no longer associated with Brewbilt Brewing Company.

Settlement and Sale Transaction

On July 1, 2022, the Company executed a Settlement and Sale Agreement with our Chairman, Richard Hylen. The Company agreed to sell the wholly owned subsidiary, Satel Group, Inc. to Mr. Hylen in exchange for the debt that the Company owes him. As of June 30, 2022, this debt is inclusive of unpaid wages and interest of $264,096 and personal loans made to Satel in the amount of $304,314. The Company issued 2,406 shares of Series A Convertible Preferred stock at $268.50 per share, with a fair value of $646,011.

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

Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from managements estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

■	Liability for legal contingencies.

■	Useful life of assets.

■	Deferred income taxes and related valuation allowances.

■	Impairment of finite-lived intangibles.

■	Obsolescence of inventory.

■	Stock-based compensation calculated using the lattice pricing model.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. On September 27, 2022, the Company entered into a Platform Services Contract with SRAX for marketing advisory services and platform fees for a period of one year in the amount of $300,000, to be paid in Series A Convertible Preferred stock. The fees are non-refundable and therefore the Company recorded the full amount to the statement of operations. Total advertising costs were $24,360 and $332,982 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of September 30, 2023 and December 31, 2022, the Company has deferred revenue of $2,000 and $0, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on a due date basis. The allowance for doubtful accounts at September 30, 2023 and December 31, 2022 is $0.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Basic and Diluted Loss Per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on September 30, 2022 (see Note 15). Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the nine months ended September 30, 2023 and 2022, the number of diluted shares that have been excluded are 50,014,065,887 and 87,729,607, respectively.

Inventories

Inventories consist of raw materials, beer cans and labels, keg collars and toppers, inbound freight charges, purchasing and receiving costs, direct labor, depreciation, overhead, and finished goods. Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of September 30, 2023 and December 31, 2022, the Company has inventory of $36,462 and $26,434, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the nine months ended September 30, 2023 and the year ended December 31, 2022, there were no impairment losses recognized for long-lived assets.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 for each fair value hierarchy level:

September 30, 2023	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$3,383,074	$3,383,074

December 31, 2022	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,398,176	$2,398,176

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of September 30, 2023 and December 31, 2022, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB for the nine months ended September 30, 2023 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2023, the Company has a shareholders’ deficit of $24,149,918 since its inception, working capital deficit of $7,201,415, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

As of September 30, 2022, the debt is inclusive of unpaid wages of $254,272 and interest owed on the unpaid wages of $9,824 for a total amount of $264,096. Further, the buyer has personal loans made to Satel in the amount of $304,314. The company valued the liabilities at $646,011 and exchanged this with Preferred Series A stock at $268.50 per share for a total of 2,406 shares.

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

During the nine months ended September 30, 2023 and September 30, 2022, discontinued operations consisted of the following:

	September 30,
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

As of September 30, 2023 and December 31, 2022, prepaid expenses consisted of the following:

	September 30,	December 31,
	2023	2022
Prepaid accounting fees	$—	$1,500
Prepaid transfer agent fees	375	—
	$375	$1,500

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost or fair value as of the date of acquisition. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	5 years

Computer software and equipment	2 to 5 years, or the term of a software license, whichever is shorter

Office equipment and furniture	3 to 7 years

Machinery and equipment	3 to 20 years

Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset

Property, plant, and equipment consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Brewing Equipment	$1,245,702	$1,185,271
Computer Equipment	2,933	2,933
Construction in Progress	235,154	—
Furniture and Fixtures	13,056	—
Leasehold Improvements	383,748	394,352
Vehicles	31,694	—
	1,912,287	1,582,556
Less accumulated depreciation	(249,759)	(113,623)
	$1,662,528	$1,468,933

During the nine months ended September 30, 2023, the Company received $33,909 in brewing equipment, recorded construction in progress expenses of $224,550, reclassified leaseholder improvements of $10,604 to construction in progress, purchased $13,056 in furniture for the office and the Taproom, and purchased a vehicle for $31,694. During the nine months ended September 30, 2023 and September 30, 2022, the Company recorded depreciation on fixed assets of $136,136 and $63,262, respectively.

6. ACCRUED EXPENSES

As of September 30, 2023 and December 31, 2022, accrued expenses were comprised of the following:

	September 30,	December 31,
	2023	2022
Accrued expenses
Credit cards	$20,104	$11,881
CRV payable	217	720
Customer keg deposits	5,970	2,580
Payroll liabilities	99,402	34,035
Sales tax payable	511	355
Other short-term liabilities	8,000	12,000
Total accrued expenses	$134,204	$61,571

Accrued interest
Interest on notes payable	$174,971	$96,796
Interest on accrued wages	258,397	233,358
Total accrued interest	$433,368	$330,154

Accrued wages	$821,267	$1,185,363

7. CONVERTIBLE NOTES PAYABLE

As of September 30, 2023 and December 31, 2022, convertible notes payable were comprised of the following:

	Original	Due	Interest	Conversion	September 30,	December 31,
	Note Date	Date	Rate	Rate	2023	2022
1800 Diagonal #1*	10/10/2022	10/10/2023	22%	Variable	—	44,250
1800 Diagonal #2*	11/2/2022	11/2/2023	22%	Variable	81,375	54,250
1800 Diagonal #3*	11/28/2022	11/28/2023	22%	Variable	66,375	44,250
1800 Diagonal #4*	1/10/2023	1/10/2024	22%	Variable	76,877	—
Coventry*	10/7/2022	10/7/2023	18%	Variable	139,638	—
Emunah Funding #4*	10/20/2017	7/20/2018	24%	Variable	2,990	2,990
FirstFire Global*	3/8/2021	3/8/2022	16%	Variable	31,000	31,000
Fourth Man #13	1/10/2022	1/10/2023	16%	Variable	—	48,000
Fourth Man #14	12/22/2022	12/22/2023	12%	Variable	52,000	52,000
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Mammoth*	3/3/2022	12/3/2022	18%	Variable	27,500	27,500
Mast Hill Fund #1*	1/27/2022	1/27/2023	16%	Variable	248,787	248,787
Mast Hill Fund #2*	3/3/2022	3/3/2023	16%	Variable	63,000	63,000
Mast Hill Fund #3*	4/1/2022	4/1/2023	16%	Variable	328,479	381,144
Mast Hill Fund #4	7/13/2022	7/13/2023	12%	Variable	—	125,000
Mast Hill Fund #5*	9/6/2022	9/6/2023	16%	Variable	19,691	125,000
Mast Hill Fund #6	10/14/2022	10/14/2023	12%	Variable	217,935	245,000
Pacific Pier Capital #1*	5/20/2022	5/20/2023	16%	Variable	71,800	60,000
Pacific Pier Capital #2	11/3/2022	11/3/2023	12%	Variable	20,000	20,000
					1,452,447	1,577,171
Less debt discount					(23,085)	(585,241)
Notes payable, net of discount					$1,429,362	$991,930

*	As of September 30, 2023 and December 31, 2022, the balance of notes payable that are in default is $1,162,512 and $66,490, respectively.

1800 Diagonal Lending LLC (formerly Sixth Street Lending LLC)

On October 10, 2022, the Company issued a convertible note to 1800 Diagonal Lending LLC for $44,250, of which $40,000 was received in cash, and $4,250 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on October 10, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest closing prices during the 20 day trading period on the trading day prior to the conversion date. On April 17, 2023, a default penalty of $22,125 was accessed by the note holder for failure of timely filing of the company’s Form 10-K. Pursuant to the default, the Company recorded a debt discount from the derivative equal to $42,003 due to this conversion feature, which, in addition to the transactions fees, has been amortized to the statement of operations. During the nine months ended September 30, 2023, the Company issued 1,170,858,667 common shares upon the conversion of principal in the amount of $66,375, and interest of $3,876. As of September 30, 2023, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 2, 2022, the Company issued a convertible note to 1800 Diagonal Lending LLC for $54,250, of which $50,000 was received in cash, and $4,250 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 2, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest closing prices during the 20 day trading period on the trading day prior to the conversion date. On April 17, 2023, a default penalty of $27,125 was accessed by the note holder for failure of timely filing of the company’s Form 10-K. Pursuant to the default, the Company recorded a debt discount from the derivative equal to $50,000 due to this conversion feature, which, in addition to the transactions fees, has been amortized to the statement of operations. As of September 30, 2023, the note has a principal and accrued interest balance of $81,375 and $10,609, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 28, 2022, the Company issued a convertible note to 1800 Diagonal Lending LLC for $44,250, of which $40,000 was received in cash, and $4,250 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 28, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest closing prices during the 20 day trading period on the trading day prior to the conversion date. On April 17, 2023, a default penalty of $22,125 was accessed by the note holder for failure of timely filing of the company’s Form 10-K. Pursuant to the default, the Company recorded a debt discount from the derivative equal to $40,000 due to this conversion feature, which, in addition to the transactions fees, has been amortized to the statement of operations. As of September 30, 2023, the note has a principal and accrued interest balance of $66,375 and $8,338, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 10, 2023, the Company received funding pursuant to a promissory note with 1800 Diagonal Lending LLC in the amount of $61,600, of which, $50,750 was received in cash and $10,850 was recorded as debt issuance fees, which will be amortized over the life of the note. The note bears interest of 12% (increases to 22% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on January 10, 2024. The principal amount and the guaranteed interest are due and payable in ten equal monthly payments of $6,899, commencing on March 1, 2023 and continuing on the 1st day of each month thereafter. On April 17, 2023, the Company defaulted on the promissory note, and pursuant to the terms, the note became convertible. The company reclassed $49,280 in principal, $5,914 in accrued interest and assessed a default penalty of $27,597 to convertible notes payable. The note is convertible into common stock at 75% of the lowest trading price of the 10 trading day period ending on the latest complete day prior to the date of conversion. Pursuant to the default, the Company recorded a debt discount from the derivative equal to $76,877 due to this conversion feature, which, in addition to the transactions fees, has been amortized to the statement of operations. As of September 30, 2023, the note has a principal and accrued interest balance of $76,877 and $10,177, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Coventry Enterprises LLC

On October 7, 2022, the Company received funding pursuant to a promissory note with Coventry Enterprises LLC in the amount of $125,000. The note bears interest of 10% (increases to 18% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on October 7, 2023. On March 7, 2023, the Company defaulted on the promissory note, and pursuant to the terms, the note became convertible. The company reclassed $125,000 in principal, $12,500 in accrued interest and assessed a default penalty of $25,000 to convertible notes payable. The conversion price of this note is 90% per share of the lowest per-share VWAP during the 20 trading days prior to the conversion date. The Company recorded a debt discount from the derivative equal to $73,665 due to this conversion feature which has been amortized to the statement of operations. During the nine months ended September 30, 2023, the Company issued 333,333,333 common shares upon the conversion of principal in the amount of $10,362, and interest of $19,638. As of September 30, 2023, the note has a principal and accrued interest balance of $139,638 and $10,329, respectively.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $480. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at the lower of 1) 50% of the lowest trading price of the 20 trading day period ending on the latest complete day prior to the date of conversion; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended December 31, 2020, the note has converted $13,450 of principal and $4,918 of interest into .16 shares of common stock. As of September 30, 2023, the note has a principal balance of $2,990 and accrued interest of $3,051. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

FirstFire Global Opportunity Fund LLC

On March 8, 2021, the Company received funding pursuant to a convertible note issued to FirstFire Global Opportunities Fund LLC for $300,000 of which $242,900 was received in cash and $57,100 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 8, 2022, and is convertible into common shares at the lower of 1) a fixed rate of $0.005 or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $242,900 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $84,000. During the year ended December 31, 2021, the Company issued 135,000 common shares upon the conversion of principal in the amount of $235,000, and conversion fees of $5,000. During the year ended December 31, 2022, the Company issued 5,620,000 common shares upon the conversion of principal in the amount of $118,000, accrued interest of $36,000 and conversion fees of $2,500. As of September 30, 2023, the note has a principal balance of $31,000 and accrued interest of $10,802. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On January 10, 2022, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $140,000 of which $115,440 was received in cash and $24,560 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on January 10, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.45; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $115,440 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2022, the Company issued 17,343,765 common shares upon the conversion of principal in the amount of $92,000 and conversion fees of $7,000. During the nine months ended September 30, 2023, the Company issued 143,849,342 common shares upon the conversion of principal in the amount of $48,000, interest of $33,638 and conversion fees of $5,250. As of September 30, 2023, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 22, 2022, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $52,000 of which $40,000 was received in cash and $12,000 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on December 22, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.0009; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $40,000 due to this conversion feature, and $30,904 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2023 of $11,825. As of September 30, 2023, the note has a principal balance of $52,000 and accrued interest of $6,240.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued .24 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of September 30, 2023, the note has a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Mammoth Corporation

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mammoth Corporation for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 0% (18% per annum upon an event of default), matures on December 3, 2022, and converts into 50% multiplied by the average of the three lowest common stock trading prices during the 30 day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, which has been amortized to the statement of operations. As of September 30, 2023, the note has a principal balance of $27,500 and accrued interest of $7,812. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Mast Hill Fund, LP

On January 27, 2022, the Company issued a convertible note to Mast Hill Fund, L.P. for $279,000, of which $75,550 was received in cash, $45,900 was recorded as transaction fees, and $157,550 was paid to Labrys Fund, L.P. to settle the principal amount of $140,000 and accrued interest of $16,800. The company recorded a loss on settlement of debt of $750. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on January 27, 2023, and is convertible into common shares at the lower of 1) a fixed rate of $0.90; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $212,584 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2022, the Company issued 933,000 common shares upon the conversion of principal in the amount of $30,213, accrued interest of $20,517, and conversion fees of $5,250. As of September 30, 2023, the note has a principal balance of $248,787 and accrued interest of $38,440. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $63,000 of which $51,300 was received in cash and $11,700 was recorded as transaction fees. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on March 3, 2023, and is convertible into common shares at the lower of 1) a fixed rate of $0.30; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $51,300 due to this conversion feature, which has been amortized to the statement of operations. As of September 30, 2023, the note has a principal balance of $63,000 and accrued interest of $13,387. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 1, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $425,000 of which $351,550 was received in cash and $73,450 was recorded as transaction fees. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on April 1, 2023, and is convertible into common shares at the lower of 1) a fixed rate of $0.18; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $351,545 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2022, the Company issued 25,380,509 common shares upon the conversion of principal in the amount of $43,856, accrued interest of $36,225, and conversion fees of $8,750. During the nine months ended September 30, 2023, the Company issued 27,305,900 common shares upon the conversion of principal in the amount of $52,664, accrued interest of $3,655, and conversion fees of $3,500. As of September 30, 2023, the note has a principal balance of $328,479 and accrued interest of $34,325. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 13, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $125,000 of which $103,250 was received in cash and $21,750 was recorded as transaction fees. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on July 13, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.06; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $103,250 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2023, the Company issued 433,949,592 common shares upon the conversion of principal in the amount of $125,000, accrued interest of $9,201, and conversion fees of $8,750. As of September 30, 2023, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 6, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $125,000 of which $103,250 was received in cash and $21,750 was recorded as transaction fees. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on September 6, 2023, and is convertible into common shares at the lower of 1) a fixed rate of $0.06; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $103,250 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2023, the Company issued 432,200,000 common shares upon the conversion of principal in the amount of $105,309, accrued interest of $7,885, and conversion fees of $3,500. As of September 30, 2023, the note has a principal balance of $19,691 and accrued interest of $1,342. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 14, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $245,000 of which $202,270 was received in cash and $42,730 was recorded as transaction fees. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on October 14, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.0035; or 2) the most favorable common stock conversion rate. The Company recorded a debt discount from the derivative equal to $202,270 due to this conversion feature, and $194,512 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2023 of $9,397. During the nine months ended September 30, 2023, the Company issued 714,400,000 common shares upon the conversion of principal in the amount of $27,066, accrued interest of $25,286, and conversion fees of $3,500. As of September 30, 2023, the note has a principal balance of $217,935 and accrued interest of $2,009.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Pacific Pier Capital LLC

On May 20, 2022, the Company received funding pursuant to a convertible note issued to Pacific Pier Capital LLC for $60,000 of which $47,760 was received in cash and $12,240 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on May 20, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.105; or 2) the most favorable common stock conversion rate. Due to the default on May 20, 2023, the company recorded a default penalty of $16,800. The Company recorded a debt discount from the derivative equal to $47,760 due to this conversion feature, which has been amortized to the statement of operations. During the nine months ended September 30, 2023, the Company issued 112,500,000 common shares upon the conversion of principal in the amount of $5,000, and conversion fees of $1,750. As of September 30, 2023, the note has a principal balance of $71,800 and accrued interest of $12,921. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 3, 2022, the Company received funding pursuant to a convertible note issued to Pacific Pier Capital LLC for $20,000 of which $15,000 was received in cash and $5,000 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on November 3, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.0015; or 2) the most favorable common stock conversion rate. The Company recorded a debt discount from the derivative equal to $15,000 due to this conversion feature, and $13,603 has been amortized to the statement of operations. The debt discount and transaction fee interest had a balance at September 30, 2023 of $1,863. As of September 30, 2023, the note has a principal balance of $20,000 and accrued interest of $2,400.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Convertible Note Conversions

During the nine months ended September 30, 2023, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Fee	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Conversion	Price	Issued	Issued to
1/9/2023	$28,874	$2,381	$1,750	$33,005	0.00350	9,430,000	Mast Hill
1/12/2023	30,000	—	1,750	31,750	0.00350	9,071,428	Fourth Man
1/20/2023	23,790	1,274	1,750	26,814	0.00150	17,875,900	Mast Hill
1/26/2023	18,000	8,000	1,750	27,750	0.00110	25,227,272	Fourth Man
1/30/2023	6,515	8,178	1,750	16,443	0.00095	17,400,000	Mast Hill
2/2/2023	17,789	117	1,750	19,656	0.00095	20,800,000	Mast Hill
2/23/2023	25,230	695	1,750	27,675	0.00027	102,500,000	Mast Hill
2/24/2023	—	25,638	1,750	27,388	0.00025	109,550,642	Fourth Man
3/2/2023	56,423	174	1,750	58,347	0.00027	216,100,000	Mast Hill
3/8/2023	19,042	38	1,750	20,830	0.00027	77,149,592	Mast Hill
3/13/2023	48,912	7,685	1,750	58,347	0.00027	216,100,000	Mast Hill
3/21/2023	56,397	200	1,750	58,347	0.00027	216,100,000	Mast Hill
5/2/2023	14,235	16,486	1,750	32,471	0.00010	324,700,000	Mast Hill
5/3/2023	10,362	19,638	—	30,000	0.00009	333,333,333	Coventry
5/4/2023	10,000	—	—	10,000	0.00006	166,666,667	1800 Diagonal
6/28/2023	5,000	—	1,750	6,750	0.00006	112,500,000	Pacific Pier
6/29/2023	18,075	3,876	—	21,951	0.00006	365,858,667	1800 Diagonal
7/28/2023	23,300	—	—	23,300	0.00006	388,333,333	1800 Diagonal
7/28/2023	12,832	8,800	1,750	23,382	0.00006	389,700,000	Mast Hill
7/31/2023	15,000	—	—	15,000	0.00006	250,000,000	1800 Diagonal
Total conversions	439,776	103,180	26,250	569,206		3,368,396,834
Conversion fees				(26,250)
Loss on conversion	—	—	—	27,123
	$439,776	$103,180	$26,250	$570,079		3,368,396,834

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms from 2.5 years to 4.75 years.

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

The Lease Agreement requires a personal guarantee from Jeffrey Lewis and Bennett Buchanan, both Director(s) of the Company, and the Company agreed to issue $300,000 in Series A Convertible Preferred shares each to Mr. Lewis and Mr. Buchanan as collateral for the personal guarantee. On August 25, 2022, the Company issued 1,118 shares of Series A Convertible Preferred stock to Jeffrey Lewis and Bennett Buchanan at $268.50 per share, for a total value of $600,366.

ROU assets and lease liabilities related to our operating leases are as follows:

September 30, 2023
Right-of-use assets	$306,304
Current operating lease liabilities	75,823
Non-current operating lease liabilities	230,481

The following is a schedule, by years, of future minimum lease payments required under the operating leases:

Years Ending
December 31,	Operating Leases
2023	$23,400
2024	96,000
2025	102,000
2026	85,256
2027	39,312
Total	345,968
Less imputed Interest	39,664
Total liability	$306,304

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Operating Leases	3.39 years	7%

Finance Leases

The Company evaluated the leases in accordance with ASC 842 and determined that its leases meet the definition of a finance lease.

On February 22, 2023, the Company entered into a Lease Agreement with American Keg Company to lease 132 kegs. The agreement is for a period of 36 months, with a monthly payment of $592. At the end of the lease the Company will own the kegs with a $1 per key buyout. The Company recorded ROU assets of $19,259 and lease liabilities of $19,259 in recognition of this lease.

On April 26, 2023, the Company entered into a Lease Agreement with American Keg Company to lease 96 kegs. The agreement is for a period of 36 months, with a monthly payment of $502. At the end of the lease the Company will own the kegs with a $1 per key buyout. The Company recorded ROU assets of $16,326 and lease liabilities of $16,236 in recognition of this lease.

On May 10, 2023, the Company entered into a Lease Agreement with PNC Equipment Finance to lease a 2023 Doosan lift truck. The agreement is for a period of 60 months, with a monthly payment of $250. At the end of the lease the Company will own the equipment with a $1 buyout. The Company recorded ROU assets of $12,705 and lease liabilities of $12,705 in recognition of this lease.

During the nine months ended September 30, 2023, the Company depreciated $5,140 of the finance right of use assets.

Finance lease assets and liabilities related to our finance lease are as follows:

September 30, 2023
Right-of-use assets	$43,150
Current finance lease liabilities	13,195
Non-current finance lease liabilities	29,955

The following is a schedule, by years, of future minimum lease payments required under the finance lease:

Years Ending
December 31,	Finance Lease
2023	$4,034
2024	16,137
2025	16,138
2026	7,289
2027	3,001
2028	1,501
Total	48,100
Less imputed Interest	4,950
Total liability	$43,150

Other information related to the lease is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Lease	3.15 years	7%

Finance Lease – Related Party

The Company evaluated the leases in accordance with ASC 842 and determined that its leases meet the definition of a finance lease.

On November 6, 2022, the Company entered into a van lease agreement with an employee in the amount of $62,086. The lease has a term of 5 years, from November 2022 to October 2027, with a monthly payment of $1,035. During the nine months ended September 30, 2023, the Company depreciated $6,880 of the right of use asset.

Related party finance lease assets and liabilities related to our finance lease are as follows:

September 30, 2023
Right-of-use assets - related party	$44,208
Current finance lease liabilities - related party	9,731
Non-current finance lease liabilities - related party	34,477

The following is a schedule, by years, of future minimum lease payments required under the related party finance lease:

Years Ending
December 31,	Finance Lease
2023	$3,104
2024	12,417
2025	12,417
2026	12,417
2027	10,348
Total	50,703
Less imputed Interest	6,495
Total liability	$44,208

Other information related to the lease is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Lease	4.08 years	7%

9. LOANS PAYABLE

On January 10, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before January 10, 2020. As of December 31, 2022, the note had a balance of $14,500, which was paid during the nine months ended September 30, 2023. As of September 30, 2023, the note has been fully satisfied.

On June 29, 2022, the Company entered into a Promissory Note with Maguire & Associates LLC in the amount of $25,000. The note bears no interest and is due on or before December 31, 2022. The note was secured with the issuance of 400 shares of Convertible Series A Preferred stock, valued at $107,400. On January 1, 2023, the note went into default and Maguire & Associates accepted the shares as full payment. As of September 30, 2023, the liability has been fully satisfied.

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

On January 10, 2023, the Company entered into a Promissory Note with 1800 Diagonal Lending LLC, in the amount of $61,600, of which, $50,750 was received in cash and $10,850 was recorded as debt issuance fees, which will be amortized over the life of the note. The note bears interest of 12% (increases to 22% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on January 10, 2024. The principal amount and the guaranteed interest are due and payable in ten equal monthly payments of $6,899, commencing on March 1, 2023 and continuing on the 1st day of each month thereafter. During the nine months ended September 30, 2023, the company recorded principal and interest payments of 13,798. On April 17, 2023, the note went into default due to a late filing, and pursuant to the terms, the note became convertible. The company reclassified $49,280 in principal and $5,914 in accrued interest to convertible notes payable and amortized the debt issuance fees of $10,850 to the statement of operations.

On March 3, 2023, the Company purchased a vehicle and entered into a loan agreement in the amount of $31,694, with an annual interest rate of 13.39%. The loan is for a period of 74 months with a monthly payment of $626. As of September 30, 2023, the balance on the loan is $30,386.

On July 11, 2023, the Company entered into a Promissory Note with Micah Berry in the amount of $150,000. The full balance of this note, including all accrued interest, is due and payable 183 days from the issuance date, and will accumulate interest at a rate of 8% per annum, compounded daily. The note is secured with the issuance of 1,118 shares of Series A Convertible Preferred shares with a stated value of $300,183. The Company will also pay Mr. Berry 2% of net profits generated by the BrewBilt Taproom, for 60 months, commencing upon the first day of Taproom business. The payments will be monthly and due on the first day of the following month. As of September 30, 2023, the note has a principal balance of $150,000 and accrued interest of $2,686.

10. DERIVATIVE LIABILITIES

During the nine months ended September 30, 2023, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at September 30, 2023 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the nine months ended September 30, 2023:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$329,690	$133,397	$1,935,089	$2,398,176
Initial recognition of derivative liability	449,904	—	—	449,904
Derivative settlements	(1,891,895)	(117)	—	(1,892,012)
Loss (gain) on derivative liability valuation	2,927,199	(126,640)	(373,553)	2,427,006
Balance, end of period	$1,814,898	$6,640	$1,561,536	$3,383,074

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2023:

Valuation date
Expected dividends	0%
Expected volatility	183.59%-368.84%
Expected term	.09 - .28 years
Risk free interest	5.55%-5.60%

Warrants

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	245.79%-492.42%
Expected term	.26 – 4.23 years
Risk free interest	4.70%-.5.61%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	324.90%
Expected term	1 year
Risk free interest	5.46%

11. WARRANTS

Common Stock

A summary of warrant activity for the nine months ended September 30, 2023 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Warrants	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2022 (*)	66,817,960	$0.542	4.83	$—
Granted	—	—	—	—
Exercised	(388,563)	—	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2023	66,429,397	$0.544	4.08	$—
Exercisable at September 30, 2023	66,429,397	$0.544	4.08	$—

(*)	The opening shares and exercise price were adjusted to reflect a reverse split at a ratio of 1-for-300 on September 30, 2022

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on options with an exercise price that is higher than the Company’s market stock price of $0.0001 on September 30, 2023.

Convertible Preferred Stock – Related Parties

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

On July 24, 2023, in connection with a related party senior secured promissory note, the Company granted 1,000 warrants exercisable into an equivalent number of Series A convertible preferred stock at a strike price of $100 with a contractual term of five (5) years. At issuance date, the warrants have an intrinsic value of $168,500, resulting from the difference between the stated price of $268.50 and the strike price of $100.

On July 24, 2023, in connection with a related party senior secured promissory note, the Company granted 1,000 warrants exercisable into an equivalent number of Series A convertible preferred stock at a strike price of $100 with a contractual term of five (5) years. At issuance date, the warrants have an intrinsic value of $168,500, resulting from the difference between the stated price of $268.50 and the strike price of $100.

12. RELATED PARTY TRANSACTIONS

As of September 30, 2023 and December 31, 2022, related party transactions were comprised of the following:

	September 30,	December 31,
	2023	2022
Assets:
Related party financial lease assets	$44,208	$51,088

Current liabilities:
Accrued wages	$821,267	$1,185,363
Accrued interest on wages	$258,397	$233,358

Related party accounts payable	$171,985	$200,593
Related party advances	254,619	177,517
Related note payable interest	22,453	—
Related note payable, net of discount	160,874	—
Total related party liabilities	$609,931	$378,110

Related party financial lease liabilities	$9,731	$9,252

Non-current liabilities:
Related party financial lease liabilities	$34,477	$41,836
Related party notes payable	$1,366,908	$977,396

Related party deposits and accounts payable

BrewBilt Manufacturing, Inc, which is led by Director Jef Lewis, is supplying all necessary equipment to the company for its craft beer production.

During the nine months ended September 30, 2023 and the year ended December 31, 2022, equipment in the amount of $33,909 and $1,135,801, respectively, was completed and delivered to the Company. As of September 30, 2023 and December 31, 2022, the Company has an outstanding accounts payable balance to BrewBilt Manufacturing of $171,985 and $200,593, respectively, which has been recorded as related party liabilities on the balance sheet.

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

Officer and Director Agreements

Jef Lewis

On January 1, 2023, the Company entered into a Directors Agreement with Jef Lewis for a term of one year. In exchange for serving in this capacity, the Company will issue $150,000 of Series A Convertible Preferred stock at a price of $268.50 per share.

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

In addition, the Company issued 1,965 shares of the Series A Convertible Preferred Stock with a stated value of $527,603 as payment for unpaid wages and accrued interest of $527,500 and recorded $103 to additional paid in capital.

Bennett Buchanan

On January 1, 2023, the Company entered into a Directors Agreement with Bennett Buchanan for a term of one year. In exchange for serving in this capacity, the Company will issue $150,000 of Series A Convertible Preferred stock at a price of $268.50 per share.

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

On September 5, 2023, the Company appointed Mr. Buchanan, a director of the Company and the Company’s COO prior to his appointment, to serve as the Company’s Chief Executive Officer, Secretary and Treasurer. In connection with his appointment, the Company entered into an Employment Agreement with Mr. Buchanan dated September 5, 2023 (the “Employment Agreement”). Pursuant to the Employment Agreement, the Company will (i) compensate Mr. Buchanan $250,000 per annum, and (ii) issue Mr. Buchanan 559 shares of the Company’s Preferred Series A Stock with an aggregate stated value of $150,000. Unpaid salary will accrue interest at a rate of 6% per annum and may be converted into shares of the Company’s Preferred Series A Stock, which will be subject to repurchase by the Company on demand by Mr. Buchanan. The Employment Agreement has a term ending December 31, 2024, subject to the right of either party to terminate the Employment Agreement at any time on 90 days written notice.

In addition, the Company issued 1,185 shares Series A Convertible Preferred Stock with a stated value of $318,172 as payment for unpaid wages and accrued interest of $318,159 and recorded $13 to additional paid in capital.

Richard Hylen

On January 1, 2023, the Company entered into a Directors Agreement with Richard Hylen for a term of one year. In exchange for serving in this capacity, the Company will issue $50,000 of Series A Convertible Preferred stock at a price of $268.50 per share.

Sam Berry

On January 1, 2023, the Company entered into a Directors Agreement with Sam Berry for a term of one year. In exchange for serving in this capacity, the Company will issue $150,000 of Series A Convertible Preferred stock at a price of $268.50 per share.

Adam Eisenburg

On July 24, 2023, the Company entered into a Directors Agreement with Adam Eisenberg for a term of one year. In exchange for serving in this capacity, the Company will issue $150,000 of Series A Convertible Preferred stock at a price of $268.50 per share.

Related party advances and imputed interest

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the nine months ended September 30, 2023, related parties advanced $77,102 to the company, and the Company recorded imputed interest of $25,987 to the statement of operations with a corresponding increase to additional paid in capital. As of September 30, 2023 and December 31, 2022, the Company has an outstanding balance owed to related parties of $254,619 and $177,517, respectively, which has been recorded as related party liabilities on the balance sheet.

Related party notes payable

On June 30, 2023, the Company entered into a senior secured promissory note with Adam Eisenberg in the amount of $200,000. The full balance of this note, including all accrued interest, is due and payable six months from the issuance date, and will accumulate interest at a rate of 8% per annum, compounded daily. The note is secured with the issuance of 1,490 shares of Series A preferred stock with a stated value of $400,000. The Company recorded a deemed dividend in the amount of $400,000 as the noteholder is a related party. As of September 30, 2023, the note has an accrued interest balance of $4,073.

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

The Company recorded a total amount of $200,000 as a debt discount to the note for all of the embedded features in the promissory note, which is presented as an offset to the principal balance of the promissory note. During the nine months ended September 30, 2023, $100,546 of the debt discount has been amortized to the statement of operations. As a result, the carrying balance of the note is $100,546 as of September 30, 2023.

On July 24, 2023, the Company entered into a senior secured promissory note with Adam Eisenberg in the amount of $100,000. The full balance of this note, including all accrued interest, is due and payable on May 24, 2024, and will accumulate interest at a rate of 8% per annum, compounded daily. The note is secured with the issuance of 745 shares of Series A Convertible Preferred stock with a stated value of $200,032. The Company recorded a deemed dividend in the amount of $200,032 as the noteholder is a related party. As of September 30, 2023, the note has an accrued interest balance of $1,501.

The convertible promissory note also includes the granting of 1,000 warrants convertible into an equivalent number of the Company’s Series A convertible preferred stock, at a strike price of $100 per share, immediately exercisable, with a contractual term of five years.

The Company will also pay Mr. Eisenberg a perpetual royalty fee set at 1% of the net profits generated by the BrewBilt Taproom, commencing on the first day of the Taproom business. The payments will be monthly and due on the first day of the following month.

The Company recorded a total amount of $100,000 as a debt discount to the note for all of the embedded features in the promissory note, which is presented as an offset to the principal balance of the promissory note. During the nine months ended September 30, 2023, $30,164 of the debt discount has been amortized to the statement of operations. As a result, the carrying balance of the note is $30,164 as of September 30, 2023.

On July 24, 2023, the Company entered into a senior secured promissory note with Steven Eisenberg, who is the father of director Adam Eisenberg, in the amount of $100,000. The full balance of this note, including all accrued interest, is due and payable on May 24, 2024, and will accumulate interest at a rate of 8% per annum, compounded daily. The note is secured with the issuance of 745 shares of Series A Convertible Preferred stock with a stated value of $200,032. The Company recorded a deemed dividend in the amount of $200,032 as the noteholder is a related party. As of September 30, 2023, the note has an accrued interest balance of $1,501.

The convertible promissory note also includes the granting of 1,000 warrants convertible into an equivalent number of the Company’s Series A convertible preferred stock, at a strike price of $100 per share, immediately exercisable, with a contractual term of five years.

The Company will also pay Mr. Eisenberg a perpetual royalty fee set at 1% of the net profits generated by the BrewBilt Taproom, commencing on the first day of the Taproom business. The payments will be monthly and due on the first day of the following month.

The Company recorded a total amount of $100,000 as a debt discount to the note for all of the embedded features in the promissory note, which is presented as an offset to the principal balance of the promissory note. During the nine months ended September 30, 2023, $30,164 of the debt discount has been amortized to the statement of operations. As a result, the carrying balance of the note is $30,164 as of September 30, 2023.

Non-current related party notes payable and imputed interest

On March 31, 2022, the Company elected not to renew an employee agreement with Mike Schatz and converted accrued wages and interest of $114,355 to an interest free promissory note. This note will be repaid commencing on April 1, 2022, in monthly installments of no less than $2,000 until the principal amount is satisfied and paid in full. During the nine months ended September 30, 2023, the Company recorded imputed interest of $11,483, which was recorded to the statement of operations with a corresponding increase to additional paid in capital. The balance at September 30, 2023 is $102,355 and is reported as non-current related party liabilities on the balance sheet.

On October 4, 2022, the Company entered in a Promissory Note with a former related party that is a holder of Convertible Preferred Series shares. The shareholder agreed to cancel 3,259 shares of Series A Convertible Preferred stock in exchange for a Promissory Note in the amount of $875,042. The Company agreed to issue 87,504,150 shares of common stock as collateral in the event the note is not paid by the due date of December 31, 2025. During the nine months ended September 30, 2023, the Company recorded imputed interest of $98,173 to the statement of operations, with a corresponding increase to additional paid in capital. The balance of the note as of September 30, 2023 is $875,042 and is reported as non-current related party liabilities on the balance sheet.

On April 14, 2023, the Company entered into a Promissory Note with Bennett Buchanan in the amount of $295,000, of which, $215,000 was received in cash and $80,000 was recorded as debt issuance fees, which will be amortized over the life of the note. The note will accumulate interest at a rate of 12% per annum, compounded daily and the full balance of the note, including all accrued interest is due and payable on December 31, 2024. As of September 30, 2023, the note has an accrued interest balance of $14,780.

The note is secured with $1,000,000 in Preferred Series A Stock. The transfer agent has reserved 3,725 shares which will be issued to Mr. Buchanan in the event of default, and the company recorded $1,000,000 to Preferred convertible shares payable. The Company recorded a deemed dividend in the amount of $1,000,000 as the noteholder is a related party.

During the nine months ended September 30, 2023, debt issuance fees of $21,563 has been amortized to the statement of operations. As of September 30, 2023, the note has a principal balance of $295,000 and debt issuance fees of $(58,437) for a net balance of $236,563, which is reported as non-current related party liabilities on the balance sheet.

On September 20, 2023, the Company entered into a Promissory Note with Bennett Buchanan in the amount of $165,000, of which, $150,000 was received in cash and $15,000 was recorded as debt issuance fees, which will be amortized over the life of the note. The note will accumulate interest at a rate of 12% per annum, compounded daily, and the full balance of the note, including all accrued interest is due and payable on December 31, 2024. As of September 30, 2023, the note has an accrued interest balance of $598.

The note includes the issuance of 745 Preferred Series A Stock, with a stated value of $100,151. The Company recorded a deemed dividend in the amount of $100,151 as the noteholder is a related party.

During the nine months ended September 30, 2023, debt issuance fees of $2,948 has been amortized to the statement of operations. As of September 30, 2023, the note has a principal balance of $165,000 and debt issuance fees of $(12,052) for a net balance of $152,948, which is reported as non-current related party liabilities on the balance sheet.

Other related party transactions

During the nine months ended September 30, 2023, Jef Lewis converted 1,211 Series A Convertible Preferred shares, valued at $325,153 in to 1,260,160,000 shares of common stock. The common stock was valued at $1,456,522 based on the market price on the date of the conversions, and the company recorded a loss on conversion of $1,131,369 to the statement of operations.

During the nine months ended September 30, 2023, Bennett Buchanan converted 689 Series A Convertible Preferred shares, valued at $184,997 into 1,849,965,000 shares of common stock. The common stock was valued at $554,990 based on the market price on the date of the conversion, and the company recorded a loss on conversion of $369,993 to the statement of operations.

13. CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

On July 20, 2023, 1,118 Series A Convertible Preferred shares were issued with a stated value of $300,183 in connection with a promissory note.

During the nine months ended September 30, 2023, 1,976 shares of Convertible Series A Preferred shares, valued at $530,556, were converted into 2,010,402,290 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $30,530, which was recorded to the statement of operations.

Series A Convertible Preferred Stock – Related Parties

On July 25, 2023, the company issued 1,490 Convertible Preferred Series A shares to Adam Eisenberg with a stated value of $400,065 and reclassified preferred stock payable of $400,000 to Series A Convertible Preferred stock and $65 to additional paid in capital.

On July 25, 2023, 559 Convertible Preferred Series A shares were issued to Adam Eisenberg with a stated value of $150,092 pursuant to a Directors Agreement.

On July 25, 2023, 745 Series A Convertible Preferred shares were issued to Adam Eisenberg with a stated value of $200,032 in connection with a promissory note.

On August 23, 2023, 745 Series A Convertible Preferred shares were issued to Steven Eisenberg with a stated value of $200,032 in connection with a promissory note.

On September 6, 2023, the company issued 1,965 Series A Convertible Preferred shares to Jef Lewis with a stated value of $527,603 as payment for unpaid wages and accrued interest of $527,500 and recorded $103 to additional paid in capital.

On September 6, 2023, 559 Series A Convertible Preferred shares were issued to Jef Lewis with a stated value of $150,092 pursuant to a Directors Agreement.

On September 6, 2023, the company issued 1,185 Series A Convertible Preferred shares to Bennett Buchanan with a stated value of $318,172 as payment for unpaid wages and accrued interest of $318,159 and recorded $13 to additional paid in capital.

On September 6, 2023, 559 Series A Convertible Preferred shares were issued to Bennett Buchanan with a stated value of $150,091 pursuant to an Employee Agreement.

On September 23, 2023, 373 Series A Convertible Preferred shares were issued to Bennett Buchanan with a stated value of $100,151 in connection with a promissory note.

During the nine months ended September 30, 2023, Jef Lewis converted 1,211 Series A Convertible Preferred shares, valued at $325,153 in to 1,260,160,000 shares of common stock. The common stock was valued at $1,456,522 based on the market price on the date of the conversions, and the company recorded a loss on conversion of $1,131,369 to the statement of operations.

During the nine months ended September 30, 2023, Bennett Buchanan converted 689 Series A Convertible Preferred shares, valued at $184,997 into 1,849,965,000 shares of common stock. The common stock was valued at $554,990 based on the market price on the date of the conversion, and the company recorded a loss on conversion of $369,993 to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $268.50 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $14,949,543 which represents 55,678 Series A Convertible Preferred Stock at $268.50 per share, issued and outstanding as of September 30, 2023, outside of permanent equity and liabilities.

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

On June 30, 2023, the company agreed to issue $400,000 of Convertible Series A shares to Adam Eisenberg in connection with a Promissory Note. On July 24, 2023, the company issued 1,490 shares with a stated value of $400,065 and reclassified preferred stock payable of $400,000 to Series A convertible preferred stock and $65 to additional paid in capital.

In connection with a Promissory Note with Bennet Buchanan dated April 14, 2023, the company recorded $1,000,000 to Preferred convertible shares payable which will be issued in the event the note goes into default.

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

Pursuant to an Employee Agreement dated September 5, 2023, 500 Preferred Series B Control shares will be transferred from former CEO Jef Lewis to newly appointed CEO Bennett Buchanan. The shares were transferred on October 26, 2023.

As of September 30, 2023, 5,000 Series B Preferred shares were authorized, of which 1,000 shares were issued and outstanding.

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

During the nine months ended September 30, 2023, 68,296,141 shares of common stock were purchased for $24,203 pursuant to an Equity Purchase Agreement.

During the nine months ended September 30, 2023, 1,976 shares of Convertible Series A Preferred stock, valued at $530,556, were converted into 2,010,402,290 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $30,530, which was recorded to the statement of operations.

During the nine months ended September 30, 2023, Jef Lewis converted 1,211 Series A Convertible Preferred shares, valued at $325,153 in to 1,260,160,000 shares of common stock. The common stock was valued at $1,456,522 based on the market price on the date of the conversions, and the company recorded a loss on conversion of $1,131,369 to the statement of operations.

During the nine months ended September 30, 2023, Bennett Buchanan converted 689 Series A Convertible Preferred shares, valued at $184,997 into 1,849,965,000 shares of common stock. The common stock was valued at $554,990 based on the market price on the date of the conversion, and the company recorded a loss on conversion of $369,993 to the statement of operations.

During the nine months ended September 30, 2023, warrant holders exercised the warrants and the Company issued 73,800,000 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms. The issuance resulted in a loss on conversion of $22,066 and settled $117 worth of derivative liabilities which was recorded to additional paid-in capital.

During the nine months ended September 30, 2023, the holders of convertible notes converted a total of $570,079 of principal, interest, and fees into 3,368,396,834 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $27,123 and settled $1,891,895 worth of derivative liabilities which was recorded to additional paid in capital.

As of September 30, 2023, 100,000,000,000 common shares, par value $0.0001, were authorized, of which 8,838,743,427 shares were issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at September 30, 2023:

September 30, 2023
Net tax loss carry-forwards	$5,004,244
Statutory rate	21%
Expected tax recovery	1,050,891
Change in valuation allowance	(1,050,891)
Income tax provision	$—

Components of deferred tax asset:
Noncapital tax loss carry-forwards	$1,050,891
Less: valuation allowance	(1,050,891)
Net deferred tax asset	$—

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

On July 24, 2023, the Company entered into a Directors Agreement with Adam Eisenberg for a term of one year. . In exchange for serving in this capacity, the Company will issue $150,000 of Series A Convertible Preferred stock at a price of $268.50 per share. On July 25, 2023, the Company issued 559 shares of Series A Convertible Preferred stock with a stated value of $150,092.

On September 5, 2023, the Company accepted the resignation of Jef Lewis as the Company’s Chief Executive Officer, Secretary and Treasurer. Following his resignation, the Company and Mr. Lewis entered into a new Directors Agreement. Pursuant to the Agreement, the Company will compensate Mr. Lewis $36,000 per annum, and issue 559 shares of Series A Convertible Preferred stock with a stated value of $150,092.

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

On September 5, 2023, the Company appointed Mr. Buchanan to serve as the Company’s Chief Executive Officer, Secretary and Treasurer. In connection with his appointment, the Company entered into a new Employment Agreement. Pursuant to the Agreement, the Company will compensate Mr. Buchanan $250,000 per annum, and issue 559 shares of Series A Convertible Preferred stock with a stated value of $150,091. Unpaid salary will accrue interest at a rate of 6% per annum and may be converted into shares of the Company’s Series A Convertible Preferred stock, which will be subject to repurchase by the Company on demand by Mr. Buchanan. The Employment Agreement has a term ending December 31, 2024, subject to the right of either party to terminate the Employment Agreement at any time on 90 days written notice.

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

On May 10, 2023, the Company entered into a Lease Agreement with PNC Equipment Finance to lease a 2023 Doosan lift truck. The agreement is for a period of 60 months, with a monthly payment of $250. At the end of the lease the Company will own the equipment with a $1 buyout.

18. SUBSEQUENT EVENTS

Hops Agreement

On October 4, 2023, the company entered into an agreement with Hollingbery & Son, Inc. for the purchase of hops in the amount of $31,765. A deposit of 10% is due at harvest and the remaining balance within 30 days of delivery of the product.

Promissory Notes

On October 25, 2023, the Company entered into a Promissory Note with Peter and Kacie Callaham in the amount of $220,000. The full balance of this note, including all accrued interest, is due and payable on October 20, 2024, and will accumulate interest at a rate of 10%. The note includes the issuance of 745 shares of Series A Convertible Preferred shares with a stated value of $200,033. The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 60 months, commencing on December 1, 2023. The payments will be monthly and due on the first day of the following month.

On October 25, 2023, the Company entered into a Promissory Note with Richard and Kacie Catherine Beckley in the amount of $220,000. The full balance of this note, including all accrued interest, is due and payable on October 20, 2024, and will accumulate interest at a rate of 10%. The note includes the issuance of 745 shares of Series A Convertible Preferred shares with a stated value of $200,033. The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 60 months, commencing on December 1, 2023. The payments will be monthly and due on the first day of the following month.

Subsequent Stock Issuances

On October 16, 2023, the holder of a convertible note converted a total of $3,420 of interest into 190,000,000 shares of our common stock.

On October 25, 2023, 745 shares of Convertible Series A shares at $268.50 per share were issued to Peter and Kacie Callaham in connection with a promissory note.

On October 25, 2023, 745 shares of Convertible Series A shares at $268.50 per share were issued to Richard and Catherine Beckley in connection with a promissory note.

On October 26, 2023, 500 Preferred Series B Control shares were transferred from former CEO Jef Lewis to newly appointed CEO Bennett Buchanan.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

Revenues:

The Company’s revenues were $127,822 for the three months ended September 30, 2023 compared to $34,526 for the three months ended September 30, 2022. The increase was due to the production of beer that began in June of 2022.

Cost of Sales:

The Company’s cost of sales was $117,147 for the three months ended September 30, 2023, compared to $27,364 for the three months ended September 30, 2022. The increase was primarily due to the production of beer that began in June of 2022.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries, and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended September 30, 2023 and September 30, 2022, were $870,412 and $1,250,311, respectively. Although there was an increase in salaries and wages paid in Q3 2023, there was a decrease in share based compensation. There was also a significant decrease in advertising expenses in Q3 2023.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2023 and September 30, 2022 was $(474,128) and $31,285, respectively. Other expense consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and an increase in interest expenses.

Net Loss:

Net loss for the three months ended September 30, 2023 was $1,333,865 compared to $1,211,864 for the three months ended September 30, 2022. The increase in net loss can be explained by the increase in other expenses.

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

Revenues:

The Company’s revenues were $320,126 for the nine months ended September 30, 2023 compared to $62,265 for the nine months ended September 30, 2022. The increase was primarily due to the production of beer that began in June of 2022. The Company’s revenues in Q1 2022 were from audio and video equipment sales as part of the operations of Simlatus Corp.

Cost of Sales:

The Company’s cost of sales was $348,046 for the nine months ended September 30, 2023, compared to $37,159 for the nine months ended September 30, 2022. The cost to produce beer is much higher than the cost of materials for audio and video equipment that was sold in Q1 2023.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries, and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the nine months ended September 30, 2023 and September 30, 2022, were $2,468,481 and $2,649,601, respectively. Although wages were higher in Q3 2023, there was a decrease in advertising expenses and professional fees.

Other Expense:

Other expense for the nine months ended September 30, 2023 and September 30, 2022 was $5,777,049 and $1,686,885, respectively. Other expense consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and an increase in loss on conversion of related party preferred shares.

Net Loss:

Net loss for the nine months ended September 30, 2023 was $8,273,450 compared to $4,311,380 for the nine months ended September 30, 2022. The increase in net loss can be explained by the increase in derivative expenses, losses on conversion of debt and the increase in salaries and wages.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	September 30, 2023	December 31, 2022
Current Assets	$197,063	$92,581
Current Liabilities	7,398,478	5,867,700
Working Capital (Deficit)	$(7,201,415)	$(5,775,119)

The overall working capital deficit increased from $5,775,119 at December 31, 2022 to $7,201,415 at September 30, 2023 due to an increase in derivative liabilities, accrued expenses, notes payable and related party liabilities.

	September 30,	September 30,
	2023	2022
Cash Flows used in Operating Activities	(662,332)	(295,094)
Cash Flows used in Investing Activities	(269,341)	(725,075)
Cash Flows provided for Financing Activities	1,027,207	996,600
Net Increase (decrease) in Cash During Period	95,534	(23,569)

During the nine months ended September 30, 2023 cash used in operating activities was $662,332 compared to $295,094 for the nine months ended September 30, 2022. The increase in the cash used in operating activities is primarily attributed to the fair value change in derivative liabilities and an increase in loss on conversions. There were also increases in accrued interest and related party advances in Q3 2023.

During the nine months ended September 30, 2023 cash used in investing activities was $269,341 compared to $725,075 for the nine months ended September 30, 2022. The decrease in cash used in investing activities is due to brewing equipment delivered and put in to use in Q2 2022.

During the nine months ended September 30, 2023, cash provided for financing activities was $1,027,207 compared to $996,600, for the nine months ended September 30, 2022. The increase in cash provided by financing activity primarily resulted from an increase in proceeds from related party promissory notes during the nine months ended September 30, 2023.

As of September 30, 2023, the Company had a cash balance and current asset total of $128,158 and $197,063 respectively, compared with $32,624 and $92,581 of cash and current assets, respectively, as of December 31, 2022. The increase in assets was due to funds received from related party promissory notes issued in the second and third quarters of 2023.

As of September 30, 2023, the Company had total current liabilities of $7,398,478 compared with $5,867,700 as of December 31, 2022. The increase in current liabilities was primarily attributed to an increase in derivative liabilities, accrued expenses, notes payable and related party liabilities.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of September 30, 2023 we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2022 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC on May 2, 2023, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 13, 2023

/s/ Bennett Buchanan
By: Bennett Buchanan
Its: President, Chief Executive Officer