Form 10-K
period 2023-12-31
BrewBilt Brewing Co
filed 2024-04-05
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53276

BrewBilt Brewing Company
(Exact name of registrant as specified in its charter)

Florida		86-3424797
(State or other jurisdiction of Incorporation)		(IRS Employer Identification Number)
110 Spring Hill Dr #17 Grass Valley, CA 95945 (Address of principal executive offices)
(530) 206-0420 (Registrant’s Telephone Number)

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

Yes ☐ No ☒

On June 30, 2023, the last business day of the registrants most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $470,059, based upon the closing price on that date of the Common Stock of the registrant of $0.0001 For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of April 5, 2024 there were 9,469,083,427 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

1. BrewBilt Brewing production facility in Grass Valley, CA

In December 2023, the Company opened the BrewBilt BrewHaus taproom and restaurant in Nevada City, CA. The establishment seats 140 people and serves lunch and dinner six days a week, plus brunch on Sundays, along with the full lineup of BrewBilt beers and guest wines, ciders, kombuchas, and non-alcoholic beverages.

Inspired by European brewing tradition and American craft innovation, BrewBilt Brewing produces distinctly satisfying beers using small-batch California malt. In addition to the flavor benefits of this superior product, BrewBilt’s intentional material sourcing reduces the Company’s carbon footprint and sustains local agriculture. Our facility and experienced staff ferment our lagers in stacked horizontal lagering tanks and give them plenty of cold aging time to achieve optimal taste and clarity. Our packaging process utilizes a counter-pressure Codi canning line to ensure the lowest possible level of packaged oxygen, maximizing product stability and continuity over its shelf-life.

2. BrewBilt BrewHaus. Credit: Gold Country Photos

BrewBilt Brewing is devoted to the modern execution of traditional styles utilizing hand-crafted, industry-leading equipment combined with an artful approach and a passion for quality. A focus on regionally sourced local malt, premium hops, and pristine water gives us a dynamic palette for distinctly satisfying beers.

BrewBilt has strong relationships with suppliers of raw materials, equipment, and services globally, as well as an aggressive referral network of satisfied customers. An Advisory Board consisting of successful business leaders provides valuable product feedback and business expertise to management.

After growing the Company’s self-distribution network to almost 300 customers in its first 18 months of sales, BrewBilt Brewing signed with Mussetter Distributing in January 2024 to expand sales to ten counties in Northern California.

Market Opportunity – National

Overall U.S. beer volume sales were down 3% in 2022, while craft brewer volume sales remained on par with 2021, raising small and independent brewers’ share of the U.S. beer market by volume to 13.2%.

Retail dollar sales of craft increased 5%, to $28.4 billion, and now account for 24.6% of the $115 billion U.S. beer market (previously $100 billion). The primary reasons for the larger dollar sales increase were price increases and the continued shift back in beer volume to bars and restaurants from packaged sales.

As a premium craft brewer targeting draft sales to bars and restaurants, BrewBilt Brewing is well poised to benefit from recent trends in the beer industry. BrewBilt provides a “super premium” product made with the highest quality local malt and no adjunct ingredients. As core craft beer drinkers mature and purchase lower volumes of higher priced beers, BrewBilt is perfectly positioned to serve that market with our exceptionally crafted lagers and ales.

Market Opportunity – California

As a licensed brewer in the largest beer market in the country, BrewBilt has already demonstrated an ability to differentiate from the competition based on uncompromising beer quality, superior customer service, and a targeted sales strategy executed by a seasoned team with decades of beer sales experience.

The Company’s recent partnership with Mussetter Distributing has opened up thousands of potential new customers. While BrewBilt Brewing made exceptional headway in its first 18 months of self-distributing, a wholesaler partnership allows the Company to distribute its products to larger customers in a far wider geographic area including Solano, Yolo, Sacramento, El Dorado, Placer, Nevada, Yuba, Sierra, Butte, and Sutter Counties.

Rank	State	Output
1.	California	$8.8 billion
2.	Pennsylvania	$5.1 billion
3.	Texas	$4.6 billion
4.	Florida	$4.1 billion
5.	New York	$3.9 billion

3. Economic Input - Top Five States (2021)

Employees

As of the date of this filing, BrewBilt Brewing has 22 employees. Our suppliers include various consultants for new business development and marketing, in addition to legal and accounting support.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company utilizes SOC-certified platforms like Toast and QuickBooks to ensure our financial data and client information is protected. Protection is ensured through weekly oversight from the CEO and Accounting Supervisor and quarterly oversight from the Board of Directors.

ITEM 2. PROPERTIES

BrewBilt Brewing operates out of a 6,457 square foot commercial facility located in the Wolf Creek Industrial Building at 110 Spring Hill Dr, Grass Valley, CA 95945.

On August 26, 2022, the Company entered into a commercial lease with 4-Corners LLC to establish a taproom as part of its brewery revenue. BrewBilt BrewHaus taproom opened its doors to customers in December 2023. The space is located at 300 Spring St, Nevada City, CA 95959, and the lease has a term of five years, from September 1, 2022 through August 31, 2027.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted on the OTC Markets since October 17, 2007, trading under the symbol “SBRT”. On January 15, 2008, our symbol was changed to “SBTR” and on December 15, 2009, our symbol was changed to “GRPR” to reflect our Company’s name change. On April 21, 2016, our symbol was changed to “SIML” to reflect our Company’s name change to Simlatus Corporation. On July 9, 2021, our symbol was changed to “BRBL” to reflect our Company’s name change to BrewBilt Brewing. Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Markets, and represents prices between dealers, does not include retail markups, markdowns, or commissions, and may not represent actual transactions:

	For the Year Ended December 31
	2023		2022
	High	Low	High	Low
First Quarter	0.0027	0.0001	1.5020	0.3303
Second Quarter	0.0002	0.0001	0.3904	0.1465
Third Quarter	0.0002	0.0001	0.2402	0.0250
Fourth Quarter	0.0001	0.0001	0.0189	0.0015

Record Holders

As of December 31, 2023, there were 9,469,083,427 shares of the registrant’s $0.0001 par value common stock issued and outstanding, which were held by 37 shareholders of record.

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

Recent Sales of Unregistered Securities

On October 5, 2023, 164 shares of Convertible Preferred Series A stock were converted to 440,340,000 common shares in accordance with the conversion terms.

On October 16, 2023, the holder of a convertible note converted $3,420 of interest into 190,000,000 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $15,200.

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

On October 26, 2023, 500 Preferred Series B Control shares were transferred from former CEO Jef Lewis to newly appointed CEO Bennett Buchanan.

On December 15, 2023, 745 shares of Convertible Series A shares at $268.50 per share were issued to Donna Murtaugh in connection with a promissory note.

Recent issuances of unregistered securities subsequent to our fiscal year ended of December 31, 2023

On January 8, 2024, 1,614 shares of Convertible Preferred Series A stock at $268.50 per share were issued pursuant to a related party replacement promissory note.

On January 15, 2024, 373 shares of Convertible Preferred Series A stock at $268.50 per share were retired pursuant to a related party replacement promissory note.

On January 19, 2024, 745 shares of Convertible Preferred Series A stock at $268.50 per share were issued pursuant to a promissory note.

On February 14, 2024, 1,490 shares of Convertible Preferred Series A stock at $268.50 per share were issued pursuant to a promissory note.

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

Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

Revenues:

The Company’s revenues were $503,505 for the year ended December 31, 2023 compared to $124,684 for the year ended December 31, 2022. Revenues in 2023 comprised of $429,523 in beer sales, $73,391 in taproom sales and $591 in merchandise sales. Of the $429,523 in beer sales, $494 was from related parties. The company began selling beer in Q3 2022, so the increase in 2023 is due to having a full year of revenues reported in 2023 versus six months in 2022. The opening of the taproom in December 2023 also contributed to an increase in revenues in 2023.

Cost of Sales:

The Company’s cost of sales was $506,768 for the year ended December 31, 2023, compared to $175,632 for the year ended December 31, 2022. Cost of sales in 2023 included raw materials, beer packaging, selling expenses, depreciation of the brewing equipment, direct labor expenses, overhead expenses and food and beverage costs for the taproom. Although the total cost of sales are higher in 2023 due to a full year of brewery sales, the relative costs decreased due to an increase in beer production which has resulted in volume discounts on packaging and materials. In addition, there are costs that remain constant regardless of the amount of beer that is produced, such as rent, depreciation and direct labor.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the years ended December 31, 2023 and December 31, 2022, were $2,964,310 and $3,010,128, respectively. Salaries and wages increased in 2023 due to the hiring of new employees, however, there were significant decreases in advertising expenses, business licenses and consulting fees.

Other Income (Expense):

Other income (expense) for the years ended December 31, 2023 and December 31, 2022 was $(15,487,714) and $(5,249,903), respectively. Other income (expense) consisted of derivative valuation gains and losses, gains or losses on settlement and extinguishment of debt, conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increase in other expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and an increase in interest expenses. In addition, there was an increase in losses on conversion of preferred shares, convertible note default penalties and related party interest expenses.

Net Loss:

Net loss from continuing operations for the year ended December 31, 2023 was $18,455,287 compared to $8,310,979 for the year ended December 31, 2022. The increase in net loss can be explained by the increase in derivative expenses, losses on conversion of debt and the increase in interest expenses.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	December 31, 2023	December 31, 2022
Current Assets	$208,070	$92,581
Current Liabilities	17,419,790	5,867,700
Working Capital (Deficit)	$(17,211,720)	$(5,775,119)

The overall working capital deficit increased from $5,775,119 at December 31, 2022 to $17,211,720 at December 31, 2023 due to an increase in derivative liabilities, accrued expenses, notes payable and related party liabilities.

	December 31,	December 31,
	2023	2022
Cash Flows (used in) provided by Operating Activities	(940,548)	(871,590)
Cash Flows (used in) provided by Investing Activities	(459,607)	(735,679)
Cash Flows (used in) provided by Financing Activities	1,482,033	1,593,466
Net Increase (decrease) in Cash During Period	81,878	(13,803)

During the year ended December 31, 2023 cash used in operating activities was $940,548 compared to $871,590 for the year ended December 31, 2022. The increase in the cash used in operating activities is primarily attributed to the fair value change in derivative liabilities, penalties on notes payable and an increase in loss on conversions.

During the year ended December 31, 2023 cash used in investing activities was $459,607 compared to $735,679 for the year ended December 31, 2022. The decrease in cash used in investing activities is due to brewing equipment delivered and put in to use in Q2 2022.

During the year ended December 31, 2023, cash provided for financing activities was $1,482,033 compared to $1,593,466, for the year ended December 31, 2022. The decrease in cash provided by financing activity primarily resulted from a decrease in proceeds from convertible debt and an increase in payments on notes and finance leases in 2023.

As of December 31, 2023, the Company had a cash balance and current asset total of $114,502 and $208,070 respectively, compared with $32,624 and $92,581 of cash and current assets, respectively, as of December 31, 2022. The increase in assets was due to funds received from related party promissory notes issued in 2023 and increases in inventory and prepaid expenses.

As of December 31, 2023, the Company had total current liabilities of $17,419,790 compared with $5,867,700 as of December 31, 2022. The increase in current liabilities was primarily attributed to an increase in derivative liabilities, accrued expenses, notes payable and related party liabilities.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of December 31, 2023 we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2023 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BrewBilt Brewing Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrewBilt Brewing Company and subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, Texas

April 5, 2024

BREWBILT BREWING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$114,502	$32,624
Accounts receivable	20,017	17,247
Inventory, net	51,706	26,434
Prepaid expenses	11,888	1,500
Other current assets	9,957	14,776
Total current assets	208,070	92,581

Property, plant and equipment, net	1,807,274	1,468,933
Finance lease assets	58,330	—
Finance lease assets - related party	41,836	51,088
Operating right-of-use assets	287,970	357,150
Security deposit	9,677	6,500
Total assets	$2,413,157	$1,976,252

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$372,880	$298,642
Accrued wages	884,852	1,185,363
Accrued expenses	209,616	61,571
Accrued interest	557,361	330,154
Convertible notes payable in default	1,793,583	66,490
Convertible notes payable, net of discount	—	925,440
Current finance lease liabilities	19,551	—
Current finance lease liabilities - related party	9,895	9,252
Current operating lease liabilities	78,920	69,180
Deferred revenue	6,270	—
Derivative liabilities	12,180,445	2,398,176
Loans payable, net of discount	588,294	145,322
Related party liabilities, net of discount	718,123	378,110
Total Current liabilities	17,419,790	5,867,700

Non-current finance lease liabilities	38,779	—
Non-current finance lease liabilities - related party	31,941	41,836
Non-current operating lease liabilities	209,050	287,970
Non-current related party note payable, net of discount	1,492,396	977,396
Total liabilities	19,191,956	7,174,902

Series A convertible preferred stock: 10,100,000 shares authorized, par value $0.0001 (1) 57,749 shares issued and outstanding at December 31, 2023 50,256 shares issued and outstanding at December 31, 2022	15,505,607	13,493,736
Convertible preferred stock payable	1,833,188	599,829
Convertible preferred stock receivable	(100,151)	—

Stockholders’ deficit:
Series B preferred stock: 5,000 shares authorized, par value $0.0001 1,000 shares issued and outstanding at December 31, 2023 1,000 shares issued and outstanding at December 31, 2022	—	—
Common stock: 100,000,000,000 shares authorized, par value $0.0001 (1) 9,469,083,427 shares issued and outstanding at December 31, 2023 207,723,162 shares issued and outstanding at December 31, 2022	946,908	20,772
Additional paid in capital	14,532,450	11,728,527
Accumulated deficit	(49,496,801)	(31,041,514)
Total stockholders’ deficit	(34,017,443)	(19,292,215)
Total liabilities and stockholders’ deficit	$2,413,157	$1,976,252

(1)	Preferred and common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on September 30, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2023	2022
Sales	$503,011	$123,622
Sales - related party	494	1,062
Cost of sales	506,768	175,632
Gross profit (loss)	(3,263)	(50,948)

Operating expenses:
Depreciation	51,750	23,314
G&A expenses	613,043	1,213,620
Professional fees	32,957	56,081
Salaries and wages	2,266,560	1,717,113
Total operating expenses	2,964,310	3,010,128

Loss from operations	(2,967,573)	(3,061,076)

Other income (expense):
Interest income	63	8
Debt forgiveness	—	9,940
Gain on settlement of debt	25,000	76,171
Loss on cashless warrant exercise	(22,066)	—
Loss on conversion of debt	(42,323)	(807,032)
Loss on conversion of preferred shares	(30,530)	(398,766)
Loss on conversion of preferred shares - related party	(1,501,362)	(778,787)
Loss on settlement of debt - related party	—	(875,042)
Derivative income (expense)	(11,407,349)	(557,424)
Interest expense	(2,087,444)	(1,748,452)
Interest expense - related party	(421,703)	(170,519)
Total other income (expense)	(15,487,714)	(5,249,903)

Net loss before income taxes from continuing operations	(18,455,287)	(8,310,979)
Income tax expense	—	—
Net loss from continuing operations	(18,455,287)	(8,310,979)

Discontinued operations (Note 3)
Loss from operation of discontinued operations	—	(233,700)
Total loss from discontinued operations, net of tax	—	(233,700)

Net loss	$(18,455,287)	$(8,544,679)

Deemed dividend from related party note payable	(2,100,313)	—
Deemed dividend from note payable	(700,248)	—
Net loss attributable to common shareholders	$(21,255,848)	$(8,544,679)

Per share information
Weighted average number of common shares outstanding, basic (1)	6,992,319,312	35,838,546
Net loss per common share, basic, for continued operations	$(0.0030)	$(0.2319)
Net loss per common share, basic, for discontinued operations	$—	$(0.0065)
Net loss per common share, basic, attributable to common shareholders	$(0.0030)	$(0.2384)

Per share information
Weighted average number of common shares outstanding, diluted (1)	6,992,319,312	35,838,546
Net loss per common share, diluted, for continued operations	$(0.0030)	$(0.2319)
Net loss per common share, diluted, for discontinued operations	$—	$(0.0065)
Net loss per common share, diluted, attributable to common shareholders	$(0.0030)	$(0.2384)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on September 30, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Convertible Preferred Stock				Preferred Stock				Additional		Total
	Series A (1)		Shares	Shares	Series B		Common Stock (1)		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Receivable	Payable	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances for December 31, 2021	30,746	$8,255,301	$—	$5,000,000	1,500	$—	736,260	$74	$5,550,295	$(22,496,835)	$(16,946,466)

Preferred shares issued and cancelled in connection with sale and settlement of wholly owned subsidiary	2,406	646,011	—	—	(500)	—	—	—	(77,601)	—	(77,601)
Deconsolidation of wholly owned subsidiary	—	—	—	—	—	—	—	—	350,636	—	350,636
Conversion of debt to common stock	—	—	—	—	—	—	58,284,179	5,828	1,788,390	—	1,794,218
Common stock issued in connection with promissory note	—	—	—	—	—	—	1,000,000	100	14,000	—	14,100
Common stock issued pursuant to equity purchase agreement	—	—	—	—	—	—	3,577,833	358	24,747	—	25,105
Common stock issued pursuant to securities purchase agreement	—	—	—	—	—	—	100,000	10	20,990	—	21,000
Convertible preferred stock converted to common stock	(1,874)	(503,169)	—	—	—	—	40,061,283	4,006	897,870	—	901,876
Convertible preferred shares to be issued to settle accrued wages	—	—	—	400,065	—	—	—	—	(65)	—	(65)
Convertible preferred shares to be issued pursuant to director agreements	—	—	—	199,764	—	—	—	—	236	—	236
Convertible preferred shares issued for services	1,211	325,154	—	—	—	—	—	—	29	—	29
Convertible preferred shares issued in connection with promissory note	400	107,400	—	—	—	—	—	—	—	—	—
Convertible preferred stock payable converted to preferred stock	18,622	5,000,007	—	(5,000,000)	—	—	—	—	(7)	—	(7)
Convertible preferred shares issued to directors to guarantee lease agreement	2,236	600,366	—	—	—	—	—	—	—	—	—
Convertible preferred shares issued to settle debt	223	59,876	—	—	—	—	—	—	—	—	—
Convertible preferred shares cancelled pursuant to settlement agreement	(455)	(122,168)	—	—	—	—	—	—	—	—	—
Convertible preferred shares cancelled, and common shares issued as collateral to promissory note	(3,259)	(875,042)	—	—	—	—	87,504,150	8,750	1,645,079	—	1,653,829
Cashless warrant exercise	—	—	—	—	—	—	16,450,296	1,645	(1,645)	—	—
Warrant discounts	—	—	—	—	—	—	—	—	508,340	—	508,340
Imputed interest	—	—	—	—	—	—	—	—	79,851	—	79,851
Derivative settlements	—	—	—	—	—	—	—	—	927,383	—	927,383
Rounding due to reverse stock split	—	—	—	—	—	—	9,161	1	(1)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(8,544,679)	(8,544,679)
Balances for December 31, 2022	50,256	$13,493,736	$—	$599,829	1,000	$—	207,723,162	$20,772	$11,728,527	$(31,041,514)	$(19,292,215)

Common stock issued pursuant to equity purchase agreement	—	—	—	—	—	—	68,296,141	6,830	17,373	—	24,203
Conversion of debt to common stock	—	—	—	—	—	—	3,558,396,834	355,839	232,860	—	588,699
Convertible preferred shares issued to settle officer accrued wages and interest	3,150	845,775	—	—	—	—	—	—	(116)	—	(116)
Convertible preferred stock converted to common stock	(2,140)	(574,590)	—	—	—	—	2,450,742,290	245,074	360,046	—	605,120
Convertible preferred stock converted to common stock - related party	(1,900)	(510,150)	—	—	—	—	3,110,125,000	311,013	1,700,499	—	2,011,512
Convertible preferred stock issued pursuant to director and officer agreements	1,677	450,275	—	—	—	—	—	—	(275)	—	(275)
Convertible preferred stock to be issued pursuant to director and officer agreements	—	—	—	800,000	—	—	—	—	—	—	—
Warrant discount on related party promissory notes	—	—	—	—	—	—	—	—	400,000	—	400,000
Deemed dividend from convertible preferred stock issuable with a related party note payable	—	—	—	1,000,000	—	—	—	—	(1,000,000)	—	(1,000,000)
Forgiveness of a related party note payable	—	—	—	—	—	—	—	—	124,328		124,328
Convertible preferred stock cancelled from debt extinguishment	—	—	(100,151)	(566,641)	—	—	—	—	666,792	—	666,792
Deemed dividend from convertible preferred stock issued with a note payable	2,608	700,248	—	—	—	—	—	—	(700,248)	—	(700,248)
Deemed dividend from convertible preferred stock issued with a related party note payable	4,098	1,100,313	—	—	—	—	—	—	(1,100,313)	—	(1,100,313)
Cashless warrant exercise	—	—	—	—	—	—	73,800,000	7,380	(7,380)	—	—
Loss on cashless warrant exercise	—	—	—	—	—	—	—	—	22,066	—	22,066
Derivative settlements	—	—	—	—	—	—	—	—	1,907,625	—	1,907,625
Imputed interest	—	—	—	—	—	—	—	—	180,666	—	180,666
Net loss	—	—	—	—	—	—	—	—	—	(18,455,287)	(18,455,287)
Balances for December 31, 2023	57,749	$15,505,607	$(100,151)	$1,833,188	1,000	$—	9,469,083,427	$946,908	$14,532,450	$(49,496,801)	$(34,017,443)

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss from continued operations	(18,455,287)	(8,310,979)
Net loss from discontinued operations	—	(233,700)
Net loss	(18,455,287)	(8,544,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,313,469	1,597,746
Depreciation	205,569	105,410
Stock based compensation	1,250,000	1,342,683
Gain on settlement of debt	(25,000)	(76,171)
Preferred stock issued for services	—	325,183
Imputed interest	180,666	79,851
Forgiveness of debt	—	(9,940)
Loss on cashless warrant exercise	22,066	—
Loss on conversion of debt	42,323	807,032
Loss on conversion of preferred shares	30,530	398,766
Loss on conversion of preferred shares - related party	1,501,362	778,787
Loss on extinguishment of debt - related party	—	875,042
Change in fair value of derivative liability	11,407,349	557,424
Penalties on notes payable	481,908	—
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(2,770)	(17,247)
Inventory	(25,272)	(14,858)
Other current assets	4,819	(14,776)
Prepaid expenses	(10,388)	3,536
Security deposits	(3,177)	(6,500)
Accrued interest	419,336	257,496
Accounts payable	93,238	72,508
Accrued expenses	636,993	171,242
Advances from related parties	(14,552)	224,782
Deferred revenue	6,270	—
Net cash used in continuing operating activities	(940,548)	(1,086,683)
Net cash used in discontinued operating activities	—	215,093
Net cash used in operating activities	(940,548)	(871,590)

Cash flows from investing activities:
Property, plant and equipment, additions	(459,607)	(1,185,679)
Deposit on equipment, related party	—	450,000
Net cash used in investing activities	(459,607)	(735,679)

Cash flows from financing activities:
Proceeds from convertible debt	—	1,430,370
Payments on convertible debt	—	(68,997)
Proceeds from promissory notes	620,750	125,000
Payments on promissory notes	(59,220)	—
Proceeds from related party notes	915,000	95,470
Payments on related party notes	—	(12,000)
Payments on finance lease	(9,448)	(1,482)
Payments on related party finance lease	(9,252)	—
Proceeds from sale of stock	24,203	25,105
Net cash provided by financing activities	1,482,033	1,593,466

Net increase (decrease) in cash	81,878	(13,803)

Cash, beginning of period	32,624	46,427
Cash, end of period	$114,502	$32,624

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Preferred stock issued against related party debt	$—	$646,011
Deconsolidation of wholly owned entity	$—	$350,636
Preferred shares cancelled	$—	$122,168
Operating lease adoption recognition	$—	$212,040
Fixed assets acquired with capitalized finance lease	$67,778	$52,570
Debt converted to common stock	$546,376	$987,186
Preferred stock converted to common stock	$574,590	$503,169
Preferred stock converted to common stock - related parties	$510,150	$—
Preferred stock converted to common stock and related party note payable	$—	$875,042
Preferred stock cancelled from related party debt extinguishment	$666,792	$—
Deemed dividend from preferred stock issued with a related party note payable	$1,100,313	$—
Deemed dividend from preferred stock payable with a related party note payable	$1,000,000	$—
Deemed dividend from preferred stock issued with a note payable	$700,248	$—
Warrant discount on related party note payable	$400,000	$—
Discount from derivative	$282,545	$1,169,882
Settlement of debt by a related party	$124,328	$—
Related party exchange of accrued wages for note payable	$—	$114,354
Related party exchange of accrued wages for preferred stock	$845,775	$—
Derivative settlements	$1,907,625	$927,383
Warrant discount from debt	$—	$508,340
Cashless warrant exercise	$7,380	$1,645
Fixed assets acquired with debt	$31,694	$—
Preferred stock issued to settle debt	$—	$60,000
Fixed assets acquired with related party accounts payable	$33,909	$287,758
Convertible note payable exchanged for accrued interest	$—	$16,800
Preferred stock payable converted to preferred stock	$—	$5,000,007

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

BrewBilt Brewing Company, a Florida Corporation, wholly owns BrewBilt Brewing LLC, a California Limited Liability Corporation located in the Sierra Foothills of Northern California. BrewBilt Brewing LLC is a Type 23 licensed brewery with the California Alcoholic Beverage Control Board (ABC). The Company began building its first processing brewery in 2021 and started delivering its craft beers in July of 2022.

The Company opened the BrewBilt BrewHaus taproom and restaurant in Nevada City, CA in December 2023. The establishment seats 140 people and serves lunch and dinner six days a week, plus brunch on Sundays, along with the full lineup of BrewBilt beers and guest wines, ciders, kombuchas, and non-alcoholic beverages.

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

Among all craft breweries, BrewBilt Brewing is unique in its exclusive use of small-batch craft malt that is grown in the nearby Sacramento Valley. In addition to the flavor benefits of this superior product, BrewBilt’s intentional material sourcing reduces the Company’s carbon footprint and sustains local agriculture. Even after brewing with these grains, BrewBilt implements eco-friendly practices such as upcycling the spent grain to local ranchers to use as high-quality animal feed.

Brewbilt Brewing Company was formerly Simlatus Corporation. Simlatus wholly owned the subsidiary Satel Group Inc. On July 1, 2022, the Company agreed to sell Satel and it is no longer associated with Brewbilt Brewing Company.

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

Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from managements estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

■	Liability for legal contingencies.

■	Useful life of assets.

■	Deferred income taxes and related valuation allowances.

■	Impairment of fixed assets.

■	Obsolescence of inventory.

■	Stock-based compensation calculated using the lattice pricing model.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. On September 27, 2022, the Company entered into a Platform Services Contract with SRAX for marketing advisory services and platform fees for a period of one year in the amount of $300,000, to be paid in Series A Convertible Preferred stock. The fees are non-refundable and therefore the Company recorded the full amount to the statement of operations. Total advertising costs were $37,345 and $371,294 for the years ended December 31, 2023 and December 31, 2022, respectively.

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

If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of December 31, 2023 and December 31, 2022, the Company has deferred revenue of $6,270 and $0, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on a due date basis. The allowance for doubtful accounts at December 31, 2023 and December 31, 2022 is $0.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Basic and Diluted Loss Per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on September 30, 2022. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the years ended December 31, 2023 and 2022, the number of diluted shares that have been excluded are 139,978,097,143 and 1,453,956,515 respectively.

Inventories

Inventories consist of raw materials, beer cans and labels, keg collars and toppers, inbound freight charges, purchasing and receiving costs, direct labor, depreciation, overhead, and finished goods. Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2023 and December 31, 2022, the Company has inventory of $51,706 and $26,434, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2023 and December 31, 2022, there were no impairment losses recognized for long-lived assets.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 for each fair value hierarchy level:

December 31, 2023	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$12,180,445	$12,180,445

December 31, 2022	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$2,398,176	$2,398,176

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of December 31, 2023 and December 31, 2022, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the years ending December 31, 2023, 2022, 2021, 2020, 2019, and 2018, which are still open for examination.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB for the year ended December 31, 2023, and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2023, the Company has a shareholders’ deficit of $49,496,801 since its inception, working capital deficit of $17,211,720, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

During the years ended December 31, 2023 and December 31, 2022, discontinued operations consisted of the following:

	December 31,
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

As of December 31, 2023 and December 31, 2022, prepaid expenses consisted of the following:

Schedule of Prepaid Expenses

	December 31,	December 31,
	2023	2022
Prepaid advertising expenses	$1,270	$1,500
Prepaid insurance	5,214	—
Prepaid rent	4,329	—
Prepaid transfer agent fees	1,075	—
	$11,888	$1,500

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost or fair value as of the date of acquisition. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	10 years

Computer software and equipment	2 to 5 years, or the term of a software license, whichever is shorter

Office equipment and furniture	3 to 7 years

Machinery and equipment	3 to 20 years

Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset

Property, plant, and equipment consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023	2022
Brewing Equipment	$1,245,702	$1,185,271
Computer Equipment	2,933	2,933
Furniture and Fixtures	33,514	—
Leasehold Improvements	793,923	394,352
Vehicles	31,694	—
	2,107,766	1,582,556
Less accumulated depreciation	(300,492)	(113,623)
	$1,807,274	$1,468,933

During the year ended December 31, 2023, the Company received $60,431 in brewing equipment, recorded Taproom leaseholder improvements of $399,571, purchased $33,514 in furniture and fixtures for the office and the Taproom, and purchased a vehicle for $31,694. During the years ended December 31, 2023 and December 31, 2022, the Company recorded depreciation on fixed assets of $186,869 and $103,928, respectively.

6. ACCRUED EXPENSES

As of December 31, 2023 and December 31, 2022, accrued expenses were comprised of the following:

	December 31,	December 31,
	2023	2022
Accrued expenses
Credit cards	$19,223	$11,881
CRV payable	792	720
Customer keg deposits	6,090	2,580
Payroll liabilities	168,566	34,035
Sales tax payable	6,945	355
Other short-term liabilities	8,000	12,000
Total accrued expenses	$209,616	$61,571

Accrued interest
Interest on notes payable	$278,684	$96,796
Interest on accrued wages	278,677	233,358
Total accrued interest	$557,361	$330,154

Accrued wages	$884,852	$1,185,363

7. CONVERTIBLE NOTES PAYABLE

As of December 31, 2023 and December 31, 2022, convertible notes payable were comprised of the following:

	Original	Due	Interest	Conversion	December 31,
	Note Date	Date	Rate	Rate	2023	2022
1800 Diagonal #1*	10/10/2022	10/10/2023	22%	Variable	—	44,250
1800 Diagonal #2*	11/2/2022	11/2/2023	22%	Variable	81,375	54,250
1800 Diagonal #3*	11/28/2022	11/28/2023	22%	Variable	66,375	44,250
1800 Diagonal #4*	1/10/2023	1/10/2024	22%	Variable	76,877	—
Coventry*	10/7/2022	10/7/2023	18%	Variable	139,638	—
Emunah Funding #4*	10/20/2017	7/20/2018	24%	Variable	2,990	2,990
FirstFire Global*	3/8/2021	3/8/2022	16%	Variable	31,000	31,000
Fourth Man #13	1/10/2022	1/10/2023	16%	Variable	—	48,000
Fourth Man #14*	12/22/2022	12/22/2023	16%	Variable	81,130	52,000
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Mammoth*	3/3/2022	12/3/2022	18%	Variable	27,500	27,500
Mast Hill Fund #1*	1/27/2022	1/27/2023	16%	Variable	322,596	248,787
Mast Hill Fund #2*	3/3/2022	3/3/2023	16%	Variable	80,619	63,000
Mast Hill Fund #3*	4/1/2022	4/1/2023	16%	Variable	441,541	381,144
Mast Hill Fund #4	7/13/2022	7/13/2023	12%	Variable	—	125,000
Mast Hill Fund #5*	9/6/2022	9/6/2023	16%	Variable	51,496	125,000
Mast Hill Fund #6	10/14/2022	10/14/2023	16%	Variable	282,446	245,000
Pacific Pier Capital #1*	5/20/2022	5/20/2023	16%	Variable	71,800	60,000
Pacific Pier Capital #2*	11/3/2022	11/3/2023	16%	Variable	31,200	20,000
					1,793,583	1,577,171
Less debt discount					—	(585,241)
Notes payable, net of discount					$1,793,583	$991,930

*	As of December 31, 2023 and December 31, 2022, the balance of notes payable that are in default is $1,793,583 and $66,490, respectively.

1800 Diagonal Lending LLC (formerly Sixth Street Lending LLC)

On October 10, 2022, the Company issued a convertible note to 1800 Diagonal Lending LLC for $44,250, of which $40,000 was received in cash, and $4,250 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on October 10, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest closing prices during the 20-day trading period on the trading day prior to the conversion date. On April 17, 2023, a default penalty of $22,125 was accessed by the note holder for failure of timely filing of the company’s Form 10-K. Pursuant to the default, the Company recorded a debt discount from the derivative equal to $42,003 due to this conversion feature, which, in addition to the transaction fees, has been amortized to the statement of operations. During the year ended December 31, 2023, the Company issued 1,170,858,667 common shares upon the conversion of principal in the amount of $66,375, and interest of $3,876. As of December 31, 2023, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 2, 2022, the Company issued a convertible note to 1800 Diagonal Lending LLC for $54,250, of which $50,000 was received in cash, and $4,250 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 2, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest closing prices during the 20-day trading period on the trading day prior to the conversion date. On April 17, 2023, a default penalty of $27,125 was accessed by the note holder for failure of timely filing of the company’s Form 10-K. Pursuant to the default, the Company recorded a debt discount from the derivative equal to $50,000 due to this conversion feature, which, in addition to the transaction fees, has been amortized to the statement of operations. As of December 31, 2023, the note has a principal and accrued interest balance of $81,375 and $15,122, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 28, 2022, the Company issued a convertible note to 1800 Diagonal Lending LLC for $44,250, of which $40,000 was received in cash, and $4,250 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 28, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest closing prices during the 20-day trading period on the trading day prior to the conversion date. On April 17, 2023, a default penalty of $22,125 was accessed by the note holder for failure of timely filing of the company’s Form 10-K. Pursuant to the default, the Company recorded a debt discount from the derivative equal to $40,000 due to this conversion feature, which, in addition to the transaction fees, has been amortized to the statement of operations. As of December 31, 2023, the note has a principal and accrued interest balance of $66,375 and $12,019, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 10, 2023, the Company received funding pursuant to a promissory note with 1800 Diagonal Lending LLC in the amount of $61,600, of which, $50,750 was received in cash and $10,850 was recorded as debt issuance fees, which will be amortized over the life of the note. The note bears interest of 12% (increases to 22% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on January 10, 2024. The principal amount and the guaranteed interest are due and payable in ten equal monthly payments of $6,899, commencing on March 1, 2023 and continuing on the 1st day of each month thereafter. On April 17, 2023, the Company defaulted on the promissory note, and pursuant to the terms, the note became convertible. The company reclassed $49,280 in principal, $5,914 in accrued interest and assessed a default penalty of $27,597 to convertible notes payable. The note is convertible into common stock at 75% of the lowest trading price of the 10-trading day period ending on the latest complete day prior to the date of conversion. Pursuant to the default, the Company recorded a debt discount from the derivative equal to $76,877 due to this conversion feature, which, in addition to the transaction fees, has been amortized to the statement of operations. As of December 31, 2023, the note has a principal and accrued interest balance of $76,877 and $14,440, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Coventry Enterprises LLC

On October 7, 2022, the Company received funding pursuant to a promissory note with Coventry Enterprises LLC in the amount of $125,000. The note bears interest of 10% (increases to 18% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on October 7, 2023. On March 7, 2023, the Company defaulted on the promissory note, and pursuant to the terms, the note became convertible. The company reclassed $125,000 in principal, $12,500 in accrued interest and assessed a default penalty of $25,000 to convertible notes payable. The conversion price of this note is 90% per share of the lowest per-share VWAP during the 20 trading days prior to the conversion date. The Company recorded a debt discount from the derivative equal to $73,665 due to this conversion feature which has been amortized to the statement of operations. During the year ended December 31, 2023, the Company issued 523,333,333 common shares upon the conversion of principal and interest in the amount of $33,420. As of December 31, 2023, the note has a principal and accrued interest balance of $139,638 and $13,245, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $400. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at the lower of 1) 50% of the lowest trading price of the 20-trading day period ending on the latest complete day prior to the date of conversion; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended December 31, 2020, the note has converted $13,450 of principal and $4,918 of interest into .16 shares of common stock. As of December 31, 2023, the note has a principal balance of $2,990 and accrued interest of $3,232. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

FirstFire Global Opportunity Fund LLC

On March 8, 2021, the Company received funding pursuant to a convertible note issued to FirstFire Global Opportunities Fund LLC for $300,000 of which $242,900 was received in cash and $57,100 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 8, 2022, and is convertible into common shares at the lower of 1) a fixed rate of $0.005 or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $242,900 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $84,000. During the year ended December 31, 2021, the Company issued 135,000 common shares upon the conversion of principal in the amount of $235,000, and conversion fees of $5,000. During the year ended December 31, 2022, the Company issued 5,620,000 common shares upon the conversion of principal in the amount of $118,000, accrued interest of $36,000 and conversion fees of $2,500. As of December 31, 2023, the note has a principal balance of $31,000 and accrued interest of $12,053. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On January 10, 2022, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $140,000 of which $115,440 was received in cash and $24,560 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on January 10, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.45; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $115,440 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2022, the Company issued 17,343,765 common shares upon the conversion of principal in the amount of $92,000 and conversion fees of $7,000. During the year ended December 31, 2023, the Company issued 143,849,342 common shares upon the conversion of principal in the amount of $48,000, interest of $33,638 and conversion fees of $5,250. As of December 31, 2023, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On December 22, 2022, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $52,000 of which $40,000 was received in cash and $12,000 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on December 22, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.0009; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $40,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $29,130. As of December 31, 2023, the note has a principal balance of $81,130 and accrued interest of $6,489. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued .24 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of December 31, 2023, the note has a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Mammoth Corporation

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mammoth Corporation for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 0% (18% per annum upon an event of default), matures on December 3, 2022, and converts into 50% multiplied by the average of the three lowest common stock trading prices during the 30-day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, which has been amortized to the statement of operations. As of December 31, 2023, the note has a principal balance of $27,500 and accrued interest of $9,059. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Mast Hill Fund, LP

On January 27, 2022, the Company issued a convertible note to Mast Hill Fund, L.P. for $279,000, of which $75,550 was received in cash, $45,900 was recorded as transaction fees, and $157,550 was paid to Labrys Fund, L.P. to settle the principal amount of $140,000 and accrued interest of $16,800. The company recorded a loss on settlement of debt of $750. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on January 27, 2023, and is convertible into common shares at the lower of 1) a fixed rate of $0.90; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $212,584 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $73,809. During the year ended December 31, 2022, the Company issued 933,000 common shares upon the conversion of principal in the amount of $30,213, accrued interest of $20,517, and conversion fees of $5,250. As of December 31, 2023, the note has a principal balance of $322,596 and accrued interest of $47,958. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $63,000 of which $51,300 was received in cash and $11,700 was recorded as transaction fees. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on March 3, 2023, and is convertible into common shares at the lower of 1) a fixed rate of $0.30; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $51,300 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $17,619. As of December 31, 2023, the note has a principal balance of $80,619 and accrued interest of $15,845. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 1, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $425,000 of which $351,550 was received in cash and $73,450 was recorded as transaction fees. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on April 1, 2023, and is convertible into common shares at the lower of 1) a fixed rate of $0.18; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $351,545 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $113,062. During the year ended December 31, 2022, the Company issued 25,380,509 common shares upon the conversion of principal in the amount of $43,856, accrued interest of $36,225, and conversion fees of $8,750. During the year ended December 31, 2023, the Company issued 27,305,900 common shares upon the conversion of principal in the amount of $52,664, accrued interest of $3,655, and conversion fees of $3,500. As of December 31, 2023, the note has a principal balance of $441,541 and accrued interest of $47,157. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On July 13, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $125,000 of which $103,250 was received in cash and $21,750 was recorded as transaction fees. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on July 13, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.06; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $103,250 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2023, the Company issued 433,949,592 common shares upon the conversion of principal in the amount of $125,000, accrued interest of $9,201, and conversion fees of $8,750. As of December 31, 2023, the note has been fully satisfied.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 6, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $125,000 of which $103,250 was received in cash and $21,750 was recorded as transaction fees. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on September 6, 2023, and is convertible into common shares at the lower of 1) a fixed rate of $0.06; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $103,250 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $31,805. During the year ended December 31, 2023, the Company issued 432,200,000 common shares upon the conversion of principal in the amount of $105,309, accrued interest of $7,885, and conversion fees of $3,500. As of December 31, 2023, the note has a principal balance of $51,496 and accrued interest of $2,460. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 14, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $245,000 of which $202,270 was received in cash and $42,730 was recorded as transaction fees. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on October 14, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.0035; or 2) the most favorable common stock conversion rate. The Company recorded a debt discount from the derivative equal to $202,270 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $64,512. During the year ended December 31, 2023, the Company issued 714,400,000 common shares upon the conversion of principal in the amount of $27,066, accrued interest of $25,286, and conversion fees of $3,500. As of December 31, 2023, the note has a principal balance of $282,446 and accrued interest of $14,903. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Pacific Pier Capital LLC

On May 20, 2022, the Company received funding pursuant to a convertible note issued to Pacific Pier Capital LLC for $60,000 of which $47,760 was received in cash and $12,240 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on May 21, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.105; or 2) the most favorable common stock conversion rate. Due to the default on May 20, 2023, the company recorded a default penalty of $16,800. The Company recorded a debt discount from the derivative equal to $47,760 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2023, the Company issued 112,500,000 common shares upon the conversion of principal in the amount of $5,000, and conversion fees of $1,750. As of December 31, 2023, the note has a principal balance of $71,800 and accrued interest of $15,817. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 3, 2022, the Company received funding pursuant to a convertible note issued to Pacific Pier Capital LLC for $20,000 of which $15,000 was received in cash and $5,000 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on November 3, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.0015; or 2) the most favorable common stock conversion rate. The Company recorded a debt discount from the derivative equal to $15,000 due to this conversion feature, which has been amortized to the statement of operations. Due to the default on November 4, 2023, the company recorded a default penalty of $11,200. As of December 31, 2023, the note has a principal balance of $31,200 and accrued interest of $2,991. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Convertible Note Conversions

During the year ended December 31, 2023, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Fee	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Conversion	Price	Issued	Issued to
1/9/2023	$28,874	$2,381	$1,750	$33,005	0.00350	9,430,000	Mast Hill
1/12/2023	30,000	—	1,750	31,750	0.00350	9,071,428	Fourth Man
1/20/2023	23,790	1,274	1,750	26,814	0.00150	17,875,900	Mast Hill
1/26/2023	18,000	8,000	1,750	27,750	0.00110	25,227,272	Fourth Man
1/30/2023	6,515	8,178	1,750	16,443	0.00095	17,400,000	Mast Hill
2/2/2023	17,789	117	1,750	19,656	0.00095	20,800,000	Mast Hill
2/23/2023	25,230	695	1,750	27,675	0.00027	102,500,000	Mast Hill
2/24/2023	—	25,638	1,750	27,388	0.00025	109,550,642	Fourth Man
3/2/2023	56,423	174	1,750	58,347	0.00027	216,100,000	Mast Hill
3/8/2023	19,042	38	1,750	20,830	0.00027	77,149,592	Mast Hill
3/13/2023	48,912	7,685	1,750	58,347	0.00027	216,100,000	Mast Hill
3/21/2023	56,397	200	1,750	58,347	0.00027	216,100,000	Mast Hill
5/2/2023	14,235	16,486	1,750	32,471	0.00010	324,700,000	Mast Hill
5/3/2023	10,362	19,638	—	30,000	0.00009	333,333,333	Coventry
5/4/2023	10,000	—	—	10,000	0.00006	166,666,667	1800 Diagonal
6/28/2023	5,000	—	1,750	6,750	0.00006	112,500,000	Pacific Pier
6/29/2023	18,075	3,876	—	21,951	0.00006	365,858,667	1800 Diagonal
7/28/2023	23,300	—	—	23,300	0.00006	388,333,333	1800 Diagonal
7/28/2023	12,832	8,800	1,750	23,382	0.00006	389,700,000	Mast Hill
7/31/2023	15,000	—	—	15,000	0.00006	250,000,000	1800 Diagonal
10/16/2023	—	3,420	—	3,420	0.00002	190,000,000	Coventry
Total conversions	439,776	106,600	26,250	572,626		3,558,396,834
Conversion fees				(26,250)
Loss on conversion	—	—	—	42,323
	$439,776	$106,600	$26,250	$588,699		3,558,396,834

8. LEASES

The Company adopted the new lease guidance effective January 1, 2019, using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity.

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

On August 26, 2022, the company entered into a commercial lease with 4-Corners LLC to establish a Tap Room as part of its brewery revenue. The space is located at 300 Spring St, Nevada City, CA 95959, and the lease has a term of five years, from September 1, 2022 through August 31, 2027. The rent is $3,000 per month from September 1, 2022 through December 31, 2022, $3,500 per month from January 1, 2023 through August 31, 2023, $3,800 per month from September 1, 2023 through August 31, 2024, $4,400 per month from September 1, 2024 through August 31, 2025, $4,700 per month from September 1, 2025 through August 31, 2026, and $4,914 per month from September 1, 2026 through August 31, 2027. On September 1, 2022, the Company recorded ROU assets of $212,040 and lease liabilities of $212,040 in recognition of this lease.

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

ROU assets and lease liabilities related to our operating leases are as follows:

December 31, 2023
Right-of-use assets	$287,970
Current operating lease liabilities	78,920
Non-current operating lease liabilities	209,050

The following is a schedule, by years, of future minimum lease payments required under the operating leases:

Years Ending
December 31,	Operating Leases
2024	$96,000
2025	102,000
2026	85,256
2027	39,312
Total	322,568
Less imputed Interest	34,598
Total liability	$287,970

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Operating Leases	3.14 years	7%

Finance Leases

The Company evaluated the leases in accordance with ASC 842 and determined that its leases meet the definition of a finance lease.

On February 22, 2023, the Company entered into a Lease Agreement with American Keg Company to lease 132 kegs. The agreement is for a period of 36 months, with a monthly payment of $592. At the end of the lease the Company will own the kegs with a $1 per keg buyout. The Company recorded ROU assets of $19,259 and lease liabilities of $19,259 in recognition of this lease.

On April 26, 2023, the Company entered into a Lease Agreement with American Keg Company to lease 96 kegs. The agreement is for a period of 36 months, with a monthly payment of $502. At the end of the lease the Company will own the kegs with a $1 per keg buyout. The Company recorded ROU assets of $16,326 and lease liabilities of $16,236 in recognition of this lease.

On May 10, 2023, the Company entered into a Lease Agreement with PNC Equipment Finance to lease a 2023 Doosan lift truck. The agreement is for a period of 60 months, with a monthly payment of $250. At the end of the lease the Company will own the equipment with a $1 buyout. The Company recorded ROU assets of $12,705 and lease liabilities of $12,705 in recognition of this lease.

On September 20, 2023, the Company entered into a Lease Agreement with American Keg Company to lease 136 kegs. The agreement is for a period of 36 months, with a monthly payment of $600. At the end of the lease the Company will own the kegs with a $1 per keg buyout. The Company recorded ROU assets of $19,488 and lease liabilities of $19,488 in recognition of this lease.

During the year ended December 31, 2023, the Company depreciated $9,448 of the finance right of use assets.

Finance lease assets and liabilities related to our finance lease are as follows:

December 31, 2023
Right-of-use assets	$58,330
Current finance lease liabilities	19,551
Non-current finance lease liabilities	38,779

The following is a schedule, by years, of future minimum lease payments required under the finance lease:

Years Ending
December 31,	Finance Lease
2024	$23,331
2025	23,331
2026	13,285
2027	3,001
2028	1,500
Total	64,448
Less imputed Interest	6,118
Total liability	$58,330

Other information related to the lease is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Lease	2.88 years	7%

Finance Lease – Related Party

The Company evaluated the leases in accordance with ASC 842 and determined that its leases meet the definition of a finance lease.

On November 6, 2022, the Company entered into a van lease agreement with an employee in the amount of $62,086. The lease has a term of 5 years, from November 2022 to October 2027, with a monthly payment of $1,035. During the year ended December 31, 2023, the Company depreciated $9,252 of the right of use asset.

Related party finance lease assets and liabilities related to our finance lease are as follows:

December 31, 2023
Right-of-use assets - related party	$41,836
Current finance lease liabilities - related party	9,895
Non-current finance lease liabilities - related party	31,941

The following is a schedule, by years, of future minimum lease payments required under the related party finance lease:

Years Ending	Related Party
December 31,	Finance Lease
2024	$12,417
2025	12,417
2026	12,417
2027	10,348
Total	47,599
Less imputed Interest	5,763
Total liability	$41,836

Other information related to the lease is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Lease	3.83 years	7%

9. LOANS PAYABLE

As of December 31, 2023 and December 31, 2022, loans payable were comprised of the following:

	December 31,
	2023	2022
Auto loan	28,794	—
Promissory notes	550,000	130,822
Short term loan	9,500	14,500
Loans payable, net of discount	$588,294	$145,322

On January 10, 2017, Direct Capital Group, Inc. agreed to cancel two convertible notes in the principal amounts of $25,000 and $36,000, and $6,304 in accrued interest, in exchange for a Promissory Note in the amount of $61,000. The note bears no interest and is due on or before January 10, 2020. As of December 31, 2022, the note had a balance of $14,500, which was paid during the year ended December 31, 2023. As of December 31, 2023, the note has been fully satisfied.

On June 29, 2022, the Company entered into a Promissory Note with Maguire & Associates LLC in the amount of $25,000. The note bears no interest and is due on or before December 31, 2022. The note was secured with the issuance of 400 shares of Convertible Series A Preferred stock, valued at $107,400. On January 1, 2023, the note went into default and Maguire & Associates accepted the shares as full payment. The company recorded a gain on settlement of debt of $25,000 to the statement of operations. As of December 31, 2023, the liability has been fully satisfied.

On October 7, 2022, the Company received funding pursuant to a promissory note with Coventry Enterprises LLC in the amount of $125,000, of which, $100,000 was received in cash and $25,000 was recorded as debt issuance fees, which will be amortized over the life of the note. The note bears interest of 10% (increases to 18% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on October 7, 2023. The principal amount and the guaranteed interest are due and payable in seven equal monthly payments of $19,642.85, commencing on March 7, 2023, and continuing on the 7th day of each month thereafter. In addition, the Company agreed to issue 1,000,000 shares of common stock in connection with the note. On March 7, 2023, the Company defaulted on the note, and pursuant to the terms, the note became convertible. The company reclassed $125,000 in principal and $12,500 in accrued interest to convertible notes payable and amortized the debt issuance fees of $25,000 to the statement of operations.

On January 10, 2023, the Company entered into a Promissory Note with 1800 Diagonal Lending LLC, in the amount of $61,600, of which, $50,750 was received in cash and $10,850 was recorded as debt issuance fees, which will be amortized over the life of the note. The note bears interest of 12% (increases to 22% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on January 10, 2024. The principal amount and the guaranteed interest are due and payable in ten equal monthly payments of $6,899, commencing on March 1, 2023, and continuing on the 1st day of each month thereafter. During the year ended December 31, 2023, the company recorded principal and interest payments of 13,798. On April 17, 2023, the note went into default due to a late filing, and pursuant to the terms, the note became convertible. The company reclassified $49,280 in principal and $5,914 in accrued interest to convertible notes payable and amortized the debt issuance fees of $10,850 to the statement of operations.

On March 3, 2023, the Company purchased a vehicle and entered into a loan agreement in the amount of $31,694, with an annual interest rate of 13.39%. The loan is for a period of 74 months with a monthly payment of $626. As of December 31, 2023, the balance on the loan is $28,794.

On July 11, 2023, the Company entered into a Promissory Note with Micah Berry in the amount of $150,000. The full balance of this note, including all accrued interest, is due and payable 183 days from the issuance date, and will accumulate interest at a rate of 8% per annum, compounded daily. The note is secured with the issuance of 1,118 shares of Series A Convertible Preferred shares with a stated value of $300,183. The Company will also pay Mr. Berry 2% of net profits generated by the BrewBilt Taproom, for 60 months, commencing upon the first day of Taproom business. The payments will be monthly and due on the first day of the following month. As of December 31, 2023, the note has a principal balance of $150,000 and accrued interest of $5,796.

On October 20, 2023, the Company entered into a Promissory Note with Peter and Kacie Callaham in the amount of $200,000. The full balance of this note, including guaranteed interest of $20,000, is due and payable on October 20, 2024. The note includes the issuance of 745 shares of Series A Convertible Preferred shares with a stated value of $200,033. The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 60 months, commencing on December 1, 2023. As of December 31, 2023, the note has a principal balance of $200,000 and accrued interest of $20,000.

On October 20, 2023, the Company entered into a Promissory Note with Richard and Catherine Beckley in the amount of $200,000. The full balance of this note, including guaranteed interest of $20,000, is due and payable on October 20, 2024. The note includes the issuance of 745 shares of Series A Convertible Preferred shares with a stated value of $200,033. The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 60 months, commencing on December 1, 2023. As of December 31, 2023, the note has a principal balance of $200,000 and accrued interest of $20,000.

During the year ended December 31, 2023, Direct Capital Group, Inc. advanced the company $19,000 and the company repaid $9,500. The remaining loan balance bears no interest and is due on demand.

10. DERIVATIVE LIABILITIES

During the year ended December 31, 2023, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at December 31, 2023 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended December 31, 2023:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$329,690	$133,397	$1,935,089	$2,398,176
Initial recognition of derivative liability	950,412	—	—	950,412
Derivative settlements	(1,907,508)	(117)	—	(1,907,625)
Loss (gain) on derivative liability valuation	9,481,916	(126,645)	1,384,211	10,739,482
Balance, end of period	$8,854,510	$6,635	$3,319,300	$12,180,445

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2023:

Valuation date
Expected dividends	0%
Expected volatility	183.59%-480.26%
Expected term	.09 - .73 years
Risk free interest	4.74%-5.60%

Warrants

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	245.79%-505.6%
Expected term	.09 – 4.73 years
Risk free interest	3.71%-5.61%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	275.02%-382.74%
Expected term	1 year
Risk free interest	4.64%-5.46%

11. WARRANTS

Common Stock

A summary of warrant activity for the year ended December 31, 2023 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Warrants	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2022 (*)	66,817,958	$0.530	4.83	$—
Granted	—	—	—	—
Exercised	(388,563)	—	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2023	66,429,395	$0.532	3.83	$—
Exercisable at December 31, 2023	66,429,395	$0.532	3.83	$—

(*)	The opening shares and exercise price were adjusted to reflect a reverse split at a ratio of 1-for-300 on September 30 2022.

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on options with an exercise price that is higher than the Company’s market stock price of $0.0001 on December 31, 2023.

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

12. RELATED PARTY TRANSACTIONS

As of December 31, 2023 and December 31, 2022, related party transactions were comprised of the following:

	December 31,	December 31,
	2023	2022
Assets:
Financial lease assets	$41,836	$51,088

Current liabilities:
Accrued wages	$884,852	$1,185,363
Accrued interest on wages	$278,677	$233,358
Current finance lease liabilities	$9,895	$9,252

Related party liabilities:
Accounts payable	$99,439	$200,593
Advances	191,003	177,517
Note payable interest	107,025	—
Note payable, net of discount	320,656	—
Total related party liabilities	$718,123	$378,110

Non-current liabilities:
Financial lease liabilities	$31,941	$41,836
Notes payable, net of discount	$1,492,396	$977,396

Financial lease

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

During the years ended December 31, 2023 and December 31, 2022, equipment in the amount of $33,909 and $1,135,801, respectively, was completed and delivered to the Company. As of December 31, 2023 and December 31, 2022, the Company has an outstanding accounts payable balance to BrewBilt Manufacturing of $99,439 and $200,593, respectively, which has been recorded as related party liabilities on the balance sheet.

All fabricated equipment is non-refundable. Any equipment purchased by BrewBilt Manufacturing on behalf of the company would potentially be refundable based on the individual manufacturers’ return policy.

Related party advances and imputed interest

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2023, related parties advanced the company $77,976, the company repaid $64,489 of the advances to related parties, and imputed interest of $34,056 was recorded to the statement of operations with a corresponding increase to additional paid in capital. As of December 31, 2023 and December 31, 2022, the Company has an outstanding balance owed to related parties of $191,003 and $177,517, respectively, which has been recorded as related party liabilities on the balance sheet.

Related party notes payable

On June 30, 2023, the Company entered into a senior secured promissory note with Adam Eisenberg in the amount of $200,000. The full balance of this note, including all accrued interest, is due and payable six months from the issuance date, and will accumulate interest at a rate of 8% per annum (increases to 22% in event of default), and is compounded daily. The note is secured with the issuance of 1,490 shares of Series A preferred stock with a stated value of $400,000. The Company recorded a deemed dividend in the amount of $400,000 as the noteholder is a related party. As of December 31, 2023, the note has an accrued interest balance of $8,309.

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

The Company recorded a total amount of $200,000 as a debt discount to the note for all of the embedded features in the promissory note, which is presented as an offset to the principal balance of the promissory note. During the year ended December 31, 2023, the debt discount has been amortized to the statement of operations. As a result, the carrying balance of the note is $200,000 as of December 31, 2023.

On July 24, 2023, the Company entered into a senior secured promissory note with Adam Eisenberg in the amount of $100,000. The full balance of this note, including all accrued interest, is due and payable on May 24, 2024, and will accumulate interest at a rate of 8% per annum, compounded daily. The note is secured with the issuance of 745 shares of Series A Convertible Preferred stock with a stated value of $200,032. The Company recorded a deemed dividend in the amount of $200,032 as the noteholder is a related party. As of December 31, 2023, the note has an accrued interest balance of $3,569.

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

The Company recorded a total amount of $100,000 as a debt discount to the note for all of the embedded features in the promissory note, which is presented as an offset to the principal balance of the promissory note. During the year ended December 31, 2023, $60,328 of the debt discount has been amortized to the statement of operations. As a result, the carrying balance of the note is $60,328 as of December 31, 2023.

On July 24, 2023, the Company entered into a senior secured promissory note with Steven Eisenberg, who is the father of director Adam Eisenberg, in the amount of $100,000. The full balance of this note, including all accrued interest, is due and payable on May 24, 2024, and will accumulate interest at a rate of 8% per annum, compounded daily. The note is secured with the issuance of 745 shares of Series A Convertible Preferred stock with a stated value of $200,032. The Company recorded a deemed dividend in the amount of $200,032 as the noteholder is a related party. As of December 31, 2023, the note has an accrued interest balance of $3,569.

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

The Company recorded a total amount of $100,000 as a debt discount to the note for all of the embedded features in the promissory note, which is presented as an offset to the principal balance of the promissory note. During the year ended December 31, 2023, $60,328 of the debt discount has been amortized to the statement of operations. As a result, the carrying balance of the note is $60,328 as of December 31, 2023.

Non-current related party notes payable and imputed interest

On March 31, 2022, the Company elected not to renew an employee agreement with Mike Schatz and converted accrued wages and interest of $114,355 to an interest free promissory note. This note will be repaid commencing on April 1, 2022, in monthly installments of no less than $2,000 until the principal amount is satisfied and paid in full. During the year ended December 31, 2023, the Company recorded imputed interest of $15,353, which was recorded to the statement of operations with a corresponding increase to additional paid in capital. The balance at December 31, 2023 is $102,355 and is reported as non-current related party liabilities on the balance sheet.

On October 4, 2022, the Company entered in a Promissory Note with Donna Murtaugh, a former related party that is a holder of Convertible Preferred Series A shares. The shareholder agreed to cancel 3,259 shares of Series A Convertible Preferred stock in exchange for a Promissory Note in the amount of $875,041. The Company agreed to issue 87,504,150 shares of common stock as collateral in the event the note is not paid by the due date of December 31, 2025. During the year ended December 31, 2023, the Company recorded imputed interest of $131,256 to the statement of operations, with a corresponding increase to additional paid in capital. The balance of the note as of December 31, 2023 is $875,041 and is reported as non-current related party liabilities on the balance sheet.

On April 14, 2023, the Company entered into a Promissory Note with Bennett Buchanan and Rachel Diamond in the amount of $295,000, of which, $215,000 was received in cash and $80,000 was recorded as debt issuance fees, which has been amortized to the statement of operations. The note will accumulate interest at a rate of 12% per annum, compounded daily and the full balance of the note, including all accrued interest is due and payable on December 31, 2024.

The note is secured with $1,000,000 in Series A Convertible Preferred stock. The transfer agent has reserved 3,725 shares which will be issued to Mr. Buchanan in the event of default, and the company recorded $1,000,000 to Preferred convertible shares payable. The Company recorded a deemed dividend in the amount of $1,000,000 as the noteholder is a related party.

On September 20, 2023, the Company entered into a Promissory Note with Bennett Buchanan and Rachel Diamond in the amount of $165,000, of which, $150,000 was received in cash and $15,000 was recorded as debt issuance fees, which will be amortized over the life of the note. The note will accumulate interest at a rate of 12% per annum, compounded daily, and the full balance of the note, including all accrued interest is due and payable on December 31, 2024.

The note includes the issuance of 373 Preferred Series A Stock, with a stated value of $100,151. The Company recorded a deemed dividend in the amount of $100,151 as the noteholder is a related party.

On December 27, 2023, the Company entered into a replacement Promissory Note with Bennett Buchanan and Rachel Diamond in the amount of $365,000. The note replaces the promissory notes dated April 14, 2023 for $295,000 and September 20, 2023 for $165,000. The full balance of this note, including guaranteed interest of $68,328, is due and payable on June 27, 2025... Upon the extinguishment of the promissory notes dated April 14, 2023 and September 20, 2023, the remaining debt discounts were amortized to the statement of operations. The principal amount of $95,000 and accrued interest of $29,328 was forgiven as part of the debt extinguishment and were recorded to additional paid in capital. The balance at December 31, 2023 is $365,000 and is reported as non-current related party liabilities on the balance sheet.

The replacement note includes the issuance of 1,614 shares of Series A Convertible Preferred shares with a stated value of $433,359. As part of the terms of the note, 373 shares of Series A Convertible stock issued will be retired. The shares were returned on January 15, 2024, and the company recorded $100,151 as preferred shares receivable on the balance sheet as of December 31, 2023. In addition, the $1,000,000 in Series A Convertible Preferred shares reserved as collateral were cancelled by the transfer agent and a debit to preferred shares payable was recorded. The difference between the shares cancelled and the new shares issuable was recorded as a credit to additional paid in capital.

The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 120 months, commencing on February 1, 2024. In addition, the Company will pay 2% of net profits generated from any future Taproom(s) that the company opens outside of Nevada City, CA

On December 14, 2023, the Company entered into a Promissory Note with Donna Murtaugh in the amount of $150,000. The full balance of this note, including guaranteed interest of $23,250, is due and payable on June 15, 2025. The note includes the issuance of 745 shares of Series A Convertible Preferred shares with a stated value of $200,033. The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 120 months, commencing on February 1, 2024. The balance at December 31, 2023 is $150,000 and is reported as non-current related party liabilities on the balance sheet.

Other related party transactions

During the year ended December 31, 2023, Jef Lewis converted 1,211 Series A Convertible Preferred shares, valued at $325,153 in to 1,260,160,000 shares of common stock. The common stock was valued at $1,456,522 based on the market price on the date of the conversions, and the company recorded a loss on conversion of $1,131,369 to the statement of operations.

During the year ended December 31, 2023, Bennett Buchanan converted 689 Series A Convertible Preferred shares, valued at $184,997 into 1,849,965,000 shares of common stock. The common stock was valued at $554,990 based on the market price on the date of the conversion, and the company recorded a loss on conversion of $369,993 to the statement of operations.

13. CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

During the year ended December 31, 2023, 2,608 Series A Convertible Preferred shares were issued with a stated value of $700,248, in connection with a promissory note.

During the year ended December 31, 2023, 2,140 Series A Convertible Preferred shares, with a stated value of $574,590, were converted into 2,450,742,290 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $30,530, which was recorded to the statement of operations.

Series A Convertible Preferred Stock – Related Parties

On July 25, 2023, the company issued 1,490 Convertible Preferred Series A shares to Adam Eisenberg with a stated value of $400,065 in connection with a promissory note, and reclassified preferred stock payable of $400,000 to Series A Convertible Preferred stock and $65 to additional paid in capital.

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

On September 23, 2023, 373 Series A Convertible Preferred shares were issued to Bennett Buchanan with a stated value of $100,151 in connection with a promissory note. On December 27, 2023, the promissory note was cancelled and replaced with a new promissory note. Pursuant to the terms, the 373 shares of Series A Convertible stock will be retired. The shares were retired and cancelled subsequent to the year, and as of December 31, 2023, the company has recorded $100,151 to Convertible Preferred Stock Receivable.

On December 15, 2023, 745 Series A Convertible Preferred shares were issued to Donna Murtaugh with a stated value of $200,033 in connection with a promissory note.

During the year ended December 31, 2023, Jef Lewis converted 1,211 Series A Convertible Preferred shares, valued at $325,153 in to 1,260,160,000 shares of common stock. The common stock was valued at $1,456,522 based on the market price on the date of the conversions, and the company recorded a loss on conversion of $1,131,369 to the statement of operations.

During the year ended December 31, 2023, Bennett Buchanan converted 689 Series A Convertible Preferred shares, valued at $184,997 into 1,849,965,000 shares of common stock. The common stock was valued at $554,990 based on the market price on the date of the conversion, and the company recorded a loss on conversion of $369,993 to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $268.50 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $15,505,607 which represents 57,749 Series A Convertible Preferred Stock at $268.50 per share, issued and outstanding as of December 31, 2023, outside of permanent equity and liabilities.

Convertible Preferred Stock Payable

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

In connection with a Promissory Note with Bennet Buchanan dated April 14, 2023, the company recorded $1,000,000 to Preferred convertible shares payable which will be issued in the event the note goes into default. On December 27, 2023, the promissory note was cancelled and replaced with a new promissory note. Pursuant to the terms, the shares payable held as collateral will not be issued, and the transaction was voided. The terms of the new note include the issuance of 1,614 Series A convertible preferred shares, which were issued subsequent to December 31, 2023, and $433,359 was recorded to Convertible Preferred Stock payable. The replacement note resulted in a $566,641 reduction to convertible preferred stock payable.

Convertible Preferred Stock Receivable

On September 23, 2023, 373 Series A Convertible Preferred shares were issued to Bennett Buchanan with a stated value of $100,151 in connection with a promissory note. On December 27, 2023, the promissory note was cancelled and replaced with a new promissory note. Pursuant to the terms, the 373 shares of Series A Convertible stock will be retired. The shares were retired subsequent to the year, and as of December 31, 2023, the company has recorded $100,151 to Convertible Preferred Stock receivable.

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

On January 20, 2021, newly appointed President, Jef Lewis and Satel’s President Richard Hylen were each issued 500 Preferred Series B Control Shares each, pursuant to their employee agreements dated January 1, 2021. The Company determined the Control shares have a value of $785,230 which was recorded as stock-based compensation on the statement of operations and an offsetting entry to additional paid in capital.

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

As of December 31, 2023, 5,000 Series B Preferred shares were authorized, of which 1,000 shares were issued and outstanding.

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

During the year ended December 31, 2023, 68,296,141 shares of common stock were purchased for $24,203 pursuant to an Equity Purchase Agreement.

During the year ended December 31, 2023, 2,140 Series A Convertible Preferred shares, with a stated value of $574,590, were converted into 2,450,742,290 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $30,530, which was recorded to the statement of operations.

During the year ended December 31, 2023, Jef Lewis converted 1,211 Series A Convertible Preferred shares, valued at $325,153 in to 1,260,160,000 shares of common stock. The common stock was valued at $1,456,522 based on the market price on the date of the conversions, and the company recorded a loss on conversion of $1,131,369 to the statement of operations.

During the year ended December 31, 2023, Bennett Buchanan converted 689 Series A Convertible Preferred shares, valued at $184,997 into 1,849,965,000 shares of common stock. The common stock was valued at $554,990 based on the market price on the date of the conversion, and the company recorded a loss on conversion of $369,993 to the statement of operations.

During the year ended December 31, 2023, warrant holders exercised the warrants and the Company issued 73,800,000 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms. The issuance resulted in a loss on conversion of $22,066 and settled $117 worth of derivative liabilities which was recorded to additional paid-in capital.

During the year ended December 31, 2023, the holders of convertible notes converted a total of $546,376 of principal and interest, into 3,558,396,834 shares of common stock in accordance with the conversion terms. The issuances resulted in a loss on conversion of $42,323, including fees of $26,250, and settled $1,907,508 worth of derivative liabilities which was recorded to additional paid in capital.

As of December 31, 2023, 100,000,000,000 common shares, par value $0.0001, were authorized, of which 9,469,083,427 shares were issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at December 31, 2023:

December 31, 2023
Net tax loss carry-forwards	$5,718,383
Statutory rate	21%
Expected tax recovery	1,200,860
Change in valuation allowance	(1,200,860)
Income tax provision	$—

Components of deferred tax asset:
Noncapital tax loss carry-forwards	$1,200,860
Less: valuation allowance	(1,200,860)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2017, and the Company has not accrued any potential penalties or interest from that period forward. The Company will need to file returns for the year ending December 31, 2018, 2019, 2020, 2021, 2022 and 2023 which are still open for examination.

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

On November 30, 2023, the Company entered into a Distribution Agreement with Mussetter Distribution for the to distribute the company’s beer products. The agreement will remain in effect until terminated by either party.

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

On September 20, 2023, the Company entered into a Lease Agreement with American Keg Company to lease 136 kegs. The agreement is for a period of 36 months, with a monthly payment of $600. At the end of the lease the Company will own the kegs with a $1 per key buyout.

18. SUBSEQUENT EVENTS

Finance Lease

On January 12, 2024, the Company entered into a Lease Agreement with Blefa Kegs, Inc. to lease 156 kegs. The agreement is for a period of 36 months, with a monthly payment of $690. At the end of the lease the Company will own the kegs with a $1 per keg buyout.

Promissory Notes

On January 8, 2024, the Company entered into a Promissory Note with Peter and Kacie Callaham in the amount of $200,000. The full balance of this note, including guaranteed interest of $30,000, is due and payable on July 8, 2025. The note includes the issuance of 745 shares of Series A Convertible Preferred shares with a stated value of $200,032.50. The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 120 months, commencing on February 1, 2024.

On February 12, 2024, the Company entered into a Promissory Note with Micah Berry in the amount of $200,000. The full balance of this note, including accrued interest of 8% per annum, is due and payable on February 12, 2025. The note includes the issuance of 1,490 shares of Series A Convertible Preferred shares with a stated value of $400,065. The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 60 months, commencing on April 1, 2024.

Subsequent Stock Issuances

On January 8, 2024, 1,614 shares of Convertible Series A shares at $268.50 per share were issued to Bennett Buchanan and Rachel Diamond in connection with a promissory note.

On January 15, 2024, 373 shares of Series A Convertible Preferred shares issued to Bennett Buchanan in connection with a related party promissory note were retired.

On January 19, 2024, 745 shares of Convertible Series A shares at $268.50 per share were issued to Peter and Kacie Callaham in connection with a promissory note.

On February 14, 2024, 1,490 shares of Convertible Series A shares at $268.50 per share were issued to Micah Berry in connection with a promissory note.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, based on criteria established in “Internal Control - Integrated Framework (2013)” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2023, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the name and age of our directors and executive officer as of December 31, 2023:

Name	Age	Position with the Company	Position Held Since
Richard Hylen	77	Chairman of the Board	January 1, 2021
Bennett Buchanan	39	Chief Executive Officer, President, Treasurer and Director	September 5, 2023
Samuel Berry	45	Chief Operating Officer and Director	January 1, 2021
Jeffrey Lewis	50	Director	January 1, 2021
Adam Eisenberg	37	Director	July 24, 2023

The Board of Directors has no nominating, audit, or compensation committee at this time.

Term of Office

Each director is elected by the Board of Directors and serves until his or her successor is elected and qualified unless he or she resigns or is removed earlier. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Richard Hylen: Mr. Hylen is 77 years old. As the Founder of Satel Inc., the Managing Director of Turner Broadcasting Far East LTD, and a Senior Executive of Viacom’s San Francisco cable company, Richard has over 35 years of experience providing video and Internet using the most advanced technologies including: cable, fiber, satellite, wireless and CAT5 not only domestically, but to over 50 countries worldwide. His skill set encompasses successfully negotiating complicated licensing agreements with governmental entities, creating joint venture partnerships, developing strategic distribution relationships, financing, designing, installing, and managing advanced technologies to provide consumers with video and Internet services. Hylen used his extensive corporate management expertise combined with his technical knowledge to create Satel, recognized as one of the nation’s largest providers of DirecTV to high rise buildings in a major metropolitan market.

Bennett Buchanan: Mr. Buchanan is 39 years old and the co-founder and brewer for the award-winning Old Bus Tavern brewpub in San Francisco. He has also honed his skills brewing on a production scale for the Fort Point Beer Company. Bennett holds a Bachelor of Science in Civil Engineering and a Master of Engineering Management from Cornell University.

Samuel Berry: Mr. Berry is 45 years old and a graduate from Keene State College in New Hampshire with a Bachelor of Science, and a graduate from Florida International University with his Master of Science. Sam is a Director of BrewBilt Manufacturing Inc. and is experienced with the operations of a public craft beer manufacturing business. With over 15 years of business experience in management, he oversees the operations of BrewBilt Brewing.

Jeffrey Lewis: Mr. Lewis is 50 years old. He is the founder, Chairman and CEO of BrewBilt Manufacturing, Inc., a multiple million-dollar craft beer brewery manufacturing facility in Northern California. He has over 15 years of experience managing engineering, design, and fabrication teams that custom design and fabricate integrated stainless-steel distillation and brewing systems for the craft beer beverage industries.

Adam Eisenberg: Mr. Eisenberg is 37 years old and is an IT Sales professional who has been selling enterprise IT solutions for government accounts for over 15 years. Adam started his career at Cisco Systems where he spent 10 years honing his sales, account management, and executive selling skill sets. Adam has also founded a Technology Advisory Consulting firm where he sits as the COO as well as started a sales region for ConvergeOne, a national technology integrator, which he turned into one of the most successful sales regions in the nation. Adam earned his degree in Business Administration from California Polytechnic State University-San Luis Obispo in 2007. He currently resides in the Lake Tahoe area and spends his free time mountain biking, snowboarding, and hiking.

Identification of Significant Employees

We have no significant employees.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Audit Committee and Audit Committee Financial Expert

As of December 31, 2023, the Company did not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Code of Ethics

As of December 31, 2023, the board of directors had not adopted a code of ethics due to the Company’s limited number of executive officers and employees that would be covered by such a code and the Company’s limited financial resources. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors, and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the year ending December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officer and director for the years ended December 31, 2023 and December 31, 2022. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Richard Hylen	2023	—	—	—	—	—	—	50,000	50,000
Chairman of the Board	2022	100,000	—	—	—	—	—	127,601	227,601
Bennett Buchanan	2023	250,000	—	—	—	—	—	450,000	700,000
President, Chief Executive Officer, Treasurer, and Director	2022	100,000	—	—	—	—	—	350,183	450,183
Sam Berry	2023	100,000	—	—	—	—	—	150,000	250,000
Chief Operating Officer and Director	2022	100,000	—	—	—	—	—	50,000	150,000
Jeffrey Lewis	2023	178,667	—	—	—	—	—	450,000	628,667
Director	2022	200,000	—	—	—	—	—	350,183	550,183
Adam Eisenberg	2023	—	—	—	—	—	—	150,000	150,000
Director	2022	—	—	—	—	—	—	—	—

Narrative Disclosure to Summary Compensation Table

Richard Hylen

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

Bennett Buchanan

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

Sam Berry

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

During the year ended December 31, 2023, the Company accrued wages of $100,000 pursuant to Mr. Berry’s employee agreement.

Jef Lewis

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

Adam Eisenberg

On July 24, 2023, the Company entered into a Directors Agreement with Adam Eisenberg for a term of one year. In exchange for serving in this capacity, the Company will issue $150,000 of Series A Convertible Preferred stock at a price of $268.50 per share.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or exercisable options, as of the year ended December 31, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2023, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

	Shares
	Beneficially	Percent
Name of Beneficial Owner	Owned (1)	Owned (1)
Executive Officers and Directors:
Richard Hylen	3	0.00%
Jef Lewis	1,260,160,000	13.31%
Sam Berry	0	0.00%
Ben Buchanan	1,849,965,000	19.54%
Adam Eisenberg	0	0.00%
All directors and officers as a group	3,110,125,003	32.85%

5% Holders
		0.00%
All 5% holders as a group	0	0.00%

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

2.	The percentage shown is based on denominator of 9,469,083,427 shares of common stock issued and outstanding for the company as of December 31, 2023.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Financial lease

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

During the years ended December 31, 2023 and December 31, 2022, equipment in the amount of $33,909 and $1,135,801, respectively, was completed and delivered to the Company. As of December 31, 2023 and December 31, 2022, the Company has an outstanding accounts payable balance to BrewBilt Manufacturing of $99,439 and $200,593, respectively, which has been recorded as related party liabilities on the balance sheet.

All fabricated equipment is non-refundable. Any equipment purchased by BrewBilt Manufacturing on behalf of the company would potentially be refundable based on the individual manufacturers’ return policy.

Related party advances and imputed interest

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2023, related parties advanced the company $77,976, the company repaid $64,489 of the advances to related parties, and imputed interest of $35,047 was recorded to the statement of operations with a corresponding increase to additional paid in capital. As of December 31, 2023 and December 31, 2022, the Company has an outstanding balance owed to related parties of $191,003 and $177,517, respectively, which has been recorded as related party liabilities on the balance sheet.

Related party notes payable

On June 30, 2023, the Company entered into a senior secured promissory note with Adam Eisenberg in the amount of $200,000. The full balance of this note, including all accrued interest, is due and payable six months from the issuance date, and will accumulate interest at a rate of 8% per annum (increases to 22% in event of default), and is compounded daily. The note is secured with the issuance of 1,490 shares of Series A preferred stock with a stated value of $400,000. The Company recorded a deemed dividend in the amount of $400,000 as the noteholder is a related party. As of December 31, 2023, the note has an accrued interest balance of $8,309.

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

The Company recorded a total amount of $200,000 as a debt discount to the note for all of the embedded features in the promissory note, which is presented as an offset to the principal balance of the promissory note. During the year ended December 31, 2023, the debt discount has been amortized to the statement of operations. As a result, the carrying balance of the note is $200,000 as of December 31, 2023.

On July 24, 2023, the Company entered into a senior secured promissory note with Adam Eisenberg in the amount of $100,000. The full balance of this note, including all accrued interest, is due and payable on May 24, 2024, and will accumulate interest at a rate of 8% per annum, compounded daily. The note is secured with the issuance of 745 shares of Series A Convertible Preferred stock with a stated value of $200,032. The Company recorded a deemed dividend in the amount of $200,032 as the noteholder is a related party. As of December 31, 2023, the note has an accrued interest balance of $3,569.

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

The Company recorded a total amount of $100,000 as a debt discount to the note for all of the embedded features in the promissory note, which is presented as an offset to the principal balance of the promissory note. During the year ended December 31, 2023, $60,328 of the debt discount has been amortized to the statement of operations. As a result, the carrying balance of the note is $60,328 as of December 31, 2023.

On July 24, 2023, the Company entered into a senior secured promissory note with Steven Eisenberg, who is the father of director Adam Eisenberg, in the amount of $100,000. The full balance of this note, including all accrued interest, is due and payable on May 24, 2024, and will accumulate interest at a rate of 8% per annum, compounded daily. The note is secured with the issuance of 745 shares of Series A Convertible Preferred stock with a stated value of $200,032. The Company recorded a deemed dividend in the amount of $200,032 as the noteholder is a related party. As of December 31, 2023, the note has an accrued interest balance of $3,569.

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

The Company recorded a total amount of $100,000 as a debt discount to the note for all of the embedded features in the promissory note, which is presented as an offset to the principal balance of the promissory note. During the year ended December 31, 2023, $60,328 of the debt discount has been amortized to the statement of operations. As a result, the carrying balance of the note is $60,328 as of December 31, 2023.

Non-current related party notes payable and imputed interest

On March 31, 2022, the Company elected not to renew an employee agreement with Mike Schatz and converted accrued wages and interest of $114,355 to an interest free promissory note. This note will be repaid commencing on April 1, 2022, in monthly installments of no less than $2,000 until the principal amount is satisfied and paid in full. During the year ended December 31, 2023, the Company recorded imputed interest of $15,353, which was recorded to the statement of operations with a corresponding increase to additional paid in capital. The balance at December 31, 2023 is $102,355 and is reported as non-current related party liabilities on the balance sheet.

On October 4, 2022, the Company entered in a Promissory Note with Donna Murtaugh, a former related party that is a holder of Convertible Preferred Series A shares. The shareholder agreed to cancel 3,259 shares of Series A Convertible Preferred stock in exchange for a Promissory Note in the amount of $875,041. The Company agreed to issue 87,504,150 shares of common stock as collateral in the event the note is not paid by the due date of December 31, 2025. During the year ended December 31, 2023, the Company recorded imputed interest of $131,256 to the statement of operations, with a corresponding increase to additional paid in capital. The balance of the note as of December 31, 2023 is $875,041 and is reported as non-current related party liabilities on the balance sheet.

On April 14, 2023, the Company entered into a Promissory Note with Bennett Buchanan and Rachel Diamond in the amount of $295,000, of which, $215,000 was received in cash and $80,000 was recorded as debt issuance fees, which has been amortized to the statement of operations. The note will accumulate interest at a rate of 12% per annum, compounded daily and the full balance of the note, including all accrued interest is due and payable on December 31, 2024.

The note is secured with $1,000,000 in Series A Convertible Preferred stock. The transfer agent has reserved 3,725 shares which will be issued to Mr. Buchanan in the event of default, and the company recorded $1,000,000 to Preferred convertible shares payable. The Company recorded a deemed dividend in the amount of $1,000,000 as the noteholder is a related party.

On September 20, 2023, the Company entered into a Promissory Note with Bennett Buchanan and Rachel Diamond in the amount of $165,000, of which, $150,000 was received in cash and $15,000 was recorded as debt issuance fees, which will be amortized over the life of the note. The note will accumulate interest at a rate of 12% per annum, compounded daily, and the full balance of the note, including all accrued interest is due and payable on December 31, 2024.

The note includes the issuance of 745 Preferred Series A Stock, with a stated value of $100,151. The Company recorded a deemed dividend in the amount of $100,151 as the noteholder is a related party.

On December 27, 2023, the Company entered into a replacement Promissory Note with Bennett Buchanan and Rachel Diamond in the amount of $365,000. The note replaces the promissory notes dated April 14, 2023 for $295,000 and September 20, 2023 for $165,000. The full balance of this note, including guaranteed interest of $68,328, is due and payable on June 27, 2025. The note includes the issuance of 1,614 shares of Series A Convertible Preferred shares with a stated value of $433,359. The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 120 months, commencing on February 1, 2024. In addition, the Company will pay 2% of net profits generated from any future Taproom(s) that the company opens outside of Nevada City, CA. The balance at December 31, 2023 is $365,000 and is reported as non-current related party liabilities on the balance sheet.

As part of the terms of the replacement note, 745 shares of Series A Convertible stock issued will be retired. The shares were returned on January 15, 2024, and the company recorded $100,151 as preferred shares receivable on the balance sheet as of December 31, 2023. In addition, the $1,000,000 in Series A Convertible Preferred shares reserved as collateral were cancelled by the transfer agent and a credit to preferred shares payable was recorded.

On December 14, 2023, the Company entered into a Promissory Note with Donna Murtaugh in the amount of $150,000. The full balance of this note, including guaranteed interest of $23,250, is due and payable on June 15, 2025. The note includes the issuance of 745 shares of Series A Convertible Preferred shares with a stated value of $200,033. The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 120 months, commencing on February 1, 2024. The balance at December 31, 2023 is $150,000 and is reported as non-current related party liabilities on the balance sheet.

Related party sales

During the year ended December 31, 2023, related parties purchased beer products from the company totaling $494.

Other related party transactions

During the year ended December 31, 2023, Jef Lewis converted 1,211 Series A Convertible Preferred shares, valued at $325,153 in to 1,260,160,000 shares of common stock. The common stock was valued at $1,456,522 based on the market price on the date of the conversions, and the company recorded a loss on conversion of $1,131,369 to the statement of operations.

During the year ended December 31, 2023, Bennett Buchanan converted 689 Series A Convertible Preferred shares, valued at $184,997 into 1,849,965,000 shares of common stock. The common stock was valued at $554,990 based on the market price on the date of the conversion, and the company recorded a loss on conversion of $369,993 to the statement of operations.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by our auditors for the years ended December 31, 2023 and December 31, 2022:

	2023	2022
Audit Fees	$81,226	$66,700
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$81,226	$66,700

Audit Fees

We incurred approximately $81,226 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the year ended December 31, 2023.

We incurred approximately $66,700 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the year ended December 31, 2022.

Audit-Related Fees

The aggregate fees billed during the years ended December 31, 2023 and 2022 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the years ended December 31, 2023 and 2022 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the years ended December 31, 2023 and 2022 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

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

BREWBILT BREWING COMPANY

Dated: April 5, 2024

/s/ Bennett Buchanan

Bennett Buchanan

President, Chief Executive Officer, and Principal Financial Officer