Form 10-Q
period 2024-03-31
BrewBilt Brewing Co
filed 2024-05-16
CIK 1399306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 9,469,083,427 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BREWBILT BREWING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$22,195	$114,502
Accounts receivable	36,937	20,017
Inventory, net	59,472	51,706
Prepaid expenses	20,437	11,888
Other current assets	1,664	9,957
Total current assets	140,705	208,070

Property, plant and equipment, net	1,742,635	1,807,274
Finance lease assets	74,747	58,330
Finance lease assets - related party	39,425	41,836
Operating right-of-use assets	269,326	287,970
Security deposit	9,677	9,677
Total assets	$2,276,515	$2,413,157

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$439,052	$372,880
Accrued wages	883,775	884,852
Accrued expenses	241,417	209,616
Accrued interest	685,849	557,361
Convertible notes payable in default	1,787,453	1,793,583
Current finance lease liabilities	27,401	19,551
Current finance lease liabilities - related party	10,064	9,895
Current operating lease liabilities	82,070	78,920
Deferred revenue	13,108	6,270
Derivative liabilities	11,521,661	12,180,445
Loans payable	638,047	588,294
Related party liabilities, net of discount	661,475	718,123
Total Current liabilities	16,991,372	17,419,790

Non-current finance lease liabilities	47,346	38,779
Non-current finance lease liabilities - related party	29,361	31,941
Non-current note payable	200,000	—
Non-current operating lease liabilities	187,256	209,050
Non-current related party note payable	1,492,396	1,492,396
Total liabilities	18,947,731	19,191,956

Series A convertible preferred stock: 10,100,000 shares authorized, par value $0.0001 61,225 shares issued and outstanding at March 31, 2024 57,749 shares issued and outstanding at December 31, 2023	16,438,913	15,505,607
Convertible preferred stock payable	1,399,829	1,833,188
Convertible preferred stock receivable	—	(100,151)

Stockholders’ deficit:
Series B preferred stock: 5,000 shares authorized, par value $0.0001 1,000 shares issued and outstanding at March 31, 2024 1,000 shares issued and outstanding at December 31, 2023	—	—
Common stock: 100,000,000,000 shares authorized, par value $0.0001 9,469,083,427 shares issued and outstanding at March 31, 2024 9,469,083,427 shares issued and outstanding at December 31, 2023	946,908	946,908
Additional paid in capital	13,976,048	14,532,450
Accumulated deficit	(49,432,914)	(49,496,801)
Total stockholders’ deficit	(34,509,958)	(34,017,443)
Total liabilities and stockholders’ deficit	$2,276,515	$2,413,157

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2024	2023
Sales	$341,256	$76,856
Cost of sales	235,406	106,360
Gross profit (loss)	105,850	(29,504)

Operating expenses:
Depreciation	45,775	7,077
G&A expenses	177,910	117,824
Professional fees	9,538	2,328
Salaries and wages	218,202	1,060,330
Total operating expenses	451,425	1,187,559

Loss from operations	(345,575)	(1,217,063)

Other income (expense):
Interest income	1	1
Gain on settlement of debt	—	25,000
Loss on conversion of debt	—	(374,840)
Loss on conversion of preferred shares	—	(30,530)
Loss on conversion of preferred shares - related party	—	(1,501,362)
Loss on royalties	(712)	—
Loss on royalties - related party	(712)	—
Derivative income (expense)	658,784	855,392
Interest expense	(110,370)	(404,463)
Interest expense - related party	(137,529)	(68,967)
Total other income (expense)	409,462	(1,499,769)

Net loss before income taxes	63,887	(2,716,832)
Income tax expense	—	—
Net profit (loss)	$63,887	$(2,716,832)

Deemed dividend from note payable	(600,098)	—
Net loss attributable to common shareholders	$(536,211)	$(2,716,832)

Per share information
Weighted average number of common shares outstanding, basic	9,469,083,427	2,886,503,774
Net loss per common share, basic, attributable to common shareholders	$(0.0001)	$(0.0009)

Per share information
Weighted average number of common shares outstanding, diluted	9,469,083,427	2,886,503,774
Net loss per common share, diluted, attributable to common shareholders	$(0.0001)	$(0.0009)

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Convertible Preferred Stock				Preferred Stock				Additional		Total
	Series A (1)		Shares	Shares	Series B		Common Stock (1)		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Receivable	Payable	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances for December 31, 2022	50,256	$13,493,736	$—	$599,829	1,000	$—	207,723,162	$20,772	$11,728,527	$(31,041,514)	$(19,292,215)

Conversion of debt to common stock	—	—	—	—	—	—	1,037,304,834	103,730	656,462	—	760,192
Convertible preferred stock converted to common stock	(1,976)	(530,556)	—	—	—	—	2,010,402,290	201,040	360,046	—	561,086
Convertible preferred stock converted to common stock - related party	(1,900)	(510,150)	—	—	—	—	3,110,125,000	311,013	1,700,499	—	2,011,512
Convertible preferred stock to be issued pursuant to director and officer agreements	—	—	—	800,000	—	—	—	—	—	—	—
Common stock issued pursuant to equity purchase agreement	—	—	—	—	—	—	68,296,141	6,830	17,373	—	24,203
Cashless warrant exercise	—	—	—	—	—	—	73,800,000	7,380	(7,380)	—	—
Imputed interest	—	—	—		—	—	—	—	43,624	—	43,624
Derivative settlements	—	—	—	—	—	—	—	—	22,113	—	22,113
Net loss	—	—	—	—	—	—	—	—	—	(2,716,832)	(2,716,832)
Balances for March 31, 2023	46,380	$12,453,030	$—	$1,399,829	1,000	$—	6,507,651,427	$650,765	$14,521,264	$(33,758,346)	$(18,586,317)

	Convertible Preferred Stock				Preferred Stock				Additional		Total
	Series A (1)		Shares	Shares	Series B		Common Stock (1)		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Receivable	Payable	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances for December 31, 2023	57,749	$15,505,607	$(100,151)	$1,833,188	1,000	$—	9,469,083,427	$946,908	$14,532,450	$(49,496,801)	$(34,017,443)

Deemed dividend from convertible preferred stock issued with a note payable	2,235	600,098	—	—	—	—	—	—	(600,098)	—	(600,098)
Convertible preferred stock payable converted to preferred stock	1,614	433,359	—	(433,359)	—	—	—	—	—	—	—
Convertible preferred stock receivable converted to preferred stock	(373)	(100,151)	100,151	—	—	—	—	—	—	—	—
Imputed interest	—	—			—	—	—	—	43,696	—	43,696
Net profit (loss)	—	—	—	—	—	—	—	—	—	63,887	63,887
Balances for March 31, 2024	61,225	$16,438,913	$—	$1,399,829	1,000	$—	9,469,083,427	$946,908	$13,976,048	$(49,432,914)	$(34,509,958)

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net profit (loss)	63,887	(2,716,832)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Amortization of debt discount	59,672	340,348
Depreciation	82,137	50,876
Stock based compensation	—	800,000
Gain on settlement of debt	—	(25,000)
Imputed interest	43,696	43,624
Loss on conversion of debt	—	374,840
Loss on conversion of preferred shares	—	30,530
Loss on conversion of preferred shares - related party	—	1,501,362
Change in fair value of derivative liability	(658,784)	(855,392)
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(16,920)	3,731
Inventory	(7,766)	(3,994)
Other current assets	8,293	14,197
Prepaid expenses	(8,549)	1,500
Accrued interest	122,358	89,459
Accounts payable	66,172	34,939
Accrued expenses	30,724	182,898
Advances from related parties	(16,320)	1,605
Deferred revenue	6,838	—
Net cash used in operating activities	(224,562)	(131,309)

Cash flows from investing activities:
Property, plant and equipment, additions	(9,081)	(10,632)
Net cash used in investing activities	(9,081)	(10,632)

Cash flows from financing activities:
Proceeds from promissory notes	400,000	50,750
Payments on promissory notes	(150,247)	(6,899)
Proceeds from related party notes	—	48,940
Payments on related party notes	(100,000)	—
Payments on finance lease	(6,006)	(2,255)
Payments on related party finance lease	(2,411)	—
Proceeds from sale of stock	—	24,203
Net cash provided by financing activities	141,336	114,739

Net increase (decrease) in cash	(92,307)	(27,202)

Cash, beginning of period	114,502	32,624
Cash, end of period	$22,195	$5,422

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$6,861	$—

Schedule of non-cash investing & financing activities:
Fixed assets acquired with capitalized finance lease	$22,423	$—
Debt converted to common stock	$—	$385,352
Preferred stock converted to common stock	$—	$530,556
Preferred stock converted to common stock - related parties	$—	$510,150
Deemed dividend from preferred stock issued with a note payable	$600,098	$—
Preferred stock payable converted to preferred stock	$433,359	$—
Preferred stock receivable converted to preferred stock	$100,151	$—
Derivative settlements	$—	$22,113
Cashless warrant exercise	$—	$7,380
Fixed assets acquired with debt	$—	$31,694
Fixed assets acquired with related party accounts payable	$—	$33,909
Convertible note payable exchange for accrued interest	$6,130	$—

The accompanying notes are an integral part of these financial statements

BREWBILT BREWING COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $22,510 and $1,946 for the three months ended March 31, 2024 and March 31, 2023, respectively.

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

If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of March 31, 2024 and December 31, 2023, the Company has deferred revenue of $13,108 and $6,270, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on a due date basis. The allowance for doubtful accounts at March 31, 2024 and December 31, 2023 is $0.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Basic and Diluted Loss Per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three months ended March 31, 2024 and March 31, 2023, the number of diluted shares that have been excluded are 123,532,851,804 and 18,394,404,525, respectively.

Inventories

Inventories consist of raw materials, beer cans and labels, keg collars and toppers, inbound freight charges, purchasing and receiving costs, direct labor, depreciation, overhead, and finished goods. Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of March 31, 2024 and December 31, 2023, the Company has inventory of $59,472 and $51,706, respectively. Inventories consist of the following:

	March 31,	December 31,
	2024	2023
Brewery inventory
Depreciation	$5,703	$6,250
Direct labor	6,635	7,118
Finished goods	14,174	11,566
Overhead	1,757	1,945
Raw materials and packaging	21,803	20,921
Total brewery inventory	$50,072	$47,800

Taproom inventory
Beverages	$1,440	$548
Food	7,960	3,358
Total taproom inventory	$9,400	$3,906

Total inventory	$59,472	$51,706

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended March 31, 2024 and the year ended December 31, 2023, there were no impairment losses recognized for long-lived assets.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 for each fair value hierarchy level:

March 31, 2024	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$11,521,661	$11,521,661

December 31, 2023	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$12,180,445	$12,180,445

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of March 31, 2024 and December 31, 2023, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB for the three months ended March 31, 2024, and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2024, the Company has a shareholders’ deficit of $34,509,958 since its inception, working capital deficit of $16,850,667, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

As of March 31, 2024 and December 31, 2023, prepaid expenses consisted of the following:

	March 31,	December 31,
	2024	2023
Prepaid advertising expenses	$—	$1,270
Prepaid insurance	19,362	5,214
Prepaid rent	—	4,329
Prepaid transfer agent fees	1,075	1,075
	$20,437	$11,888

4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost or fair value as of the date of acquisition. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	10 years

Computer software and equipment	2 to 5 years, or the term of a software license, whichever is shorter

Office equipment and furniture	3 to 7 years

Machinery and equipment	3 to 20 years

Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset

Property, plant, and equipment consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Brewing Equipment	$1,245,702	$1,245,702
Computer Equipment	2,933	2,933
Furniture and Fixtures	33,514	33,514
Leasehold Improvements	803,004	793,923
Vehicles	31,694	31,694
	2,116,847	2,107,766
Less accumulated depreciation	(374,212)	(300,492)
	$1,742,635	$1,807,274

During the three months ended March 31, 2024, the Company recorded Taproom leaseholder improvements of $9,081. During the three months ended March 31, 2024 and March 31, 2023, the Company recorded depreciation on fixed assets of $73,720 and $48,621, respectively.

5. ACCRUED EXPENSES

As of March 31, 2024 and December 31, 2023, accrued expenses were comprised of the following:

	March 31,	December 31,
	2024	2023
Accrued expenses
Credit cards	$18,829	$19,223
CRV payable	167	792
Customer keg deposits	6,120	6,090
Payroll liabilities	182,623	168,566
Sales tax payable	25,678	6,945
Other short-term liabilities	8,000	8,000
Total accrued expenses	$241,417	$209,616

Accrued interest
Interest on accrued wages	$298,732	$278,677
Interest on notes payable	387,117	278,684
Total accrued interest	$685,849	$557,361

Accrued wages	$883,775	$884,852

6. CONVERTIBLE NOTES PAYABLE

As of March 31, 2024 and December 31, 2023, convertible notes payable was comprised of the following:

	Original	Due	Interest	Conversion	March 31,	December 31,
	Note Date	Date	Rate	Rate	2024	2023
1800 Diagonal #2*	11/2/2022	11/2/2023	22%	Variable	81,375	81,375
1800 Diagonal #3*	11/28/2022	11/28/2023	22%	Variable	66,375	66,375
1800 Diagonal #4*	1/10/2023	1/10/2024	22%	Variable	76,877	76,877
Coventry*	10/7/2022	10/7/2023	18%	Variable	139,638	139,638
Emunah Funding #4*	10/20/2017	7/20/2018	24%	Variable	2,990	2,990
FirstFire Global*	3/8/2021	3/8/2022	16%	Variable	31,000	31,000
Fourth Man #14*	12/22/2022	12/22/2023	16%	Variable	78,000	81,130
Jefferson St Capital #2*	3/5/2019	10/18/2019	0%	Variable	5,000	5,000
Mammoth*	3/3/2022	12/3/2022	18%	Variable	27,500	27,500
Mast Hill Fund #1*	1/27/2022	1/27/2023	16%	Variable	322,596	322,596
Mast Hill Fund #2*	3/3/2022	3/3/2023	16%	Variable	80,619	80,619
Mast Hill Fund #3*	4/1/2022	4/1/2023	16%	Variable	441,541	441,541
Mast Hill Fund #5*	9/6/2022	9/6/2023	16%	Variable	51,496	51,496
Mast Hill Fund #6*	10/14/2022	10/14/2023	16%	Variable	282,446	282,446
Pacific Pier Capital #1*	5/20/2022	5/20/2023	16%	Variable	70,000	71,800
Pacific Pier Capital #2*	11/3/2022	11/3/2023	16%	Variable	30,000	31,200
Total convertible notes payable					$1,787,453	$1,793,583

*	As of March 31, 2024 and December 31, 2023, the balance of notes payable that are in default is $1,787,453 and $1,793,583, respectively.

1800 Diagonal Lending LLC (formerly Sixth Street Lending LLC)

On November 2, 2022, the Company issued a convertible note to 1800 Diagonal Lending LLC for $54,250, of which $50,000 was received in cash, and $4,250 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 2, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest closing prices during the 20-day trading period on the trading day prior to the conversion date. On April 17, 2023, a default penalty of $27,125 was accessed by the note holder for failure of timely filing of the company’s Form 10-K. Pursuant to the default, the Company recorded a debt discount from the derivative equal to $50,000 due to this conversion feature, which, in addition to the transaction fees, has been amortized to the statement of operations. As of March 31, 2024, the note has a principal and accrued interest balance of $81,375 and $19,585, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 28, 2022, the Company issued a convertible note to 1800 Diagonal Lending LLC for $44,250, of which $40,000 was received in cash, and $4,250 was recorded as transaction fees. The note bears interest at 10% (increases to 22% per annum upon an event of default), matures on November 28, 2023, and is convertible beginning on the date which is 180 days following the date of the note. The conversion price is 61% multiplied by the average of the two lowest closing prices during the 20-day trading period on the trading day prior to the conversion date. On April 17, 2023, a default penalty of $22,125 was accessed by the note holder for failure of timely filing of the company’s Form 10-K. Pursuant to the default, the Company recorded a debt discount from the derivative equal to $40,000 due to this conversion feature, which, in addition to the transaction fees, has been amortized to the statement of operations. As of March 31, 2024, the note has a principal and accrued interest balance of $66,375 and $15,660, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On January 10, 2023, the Company received funding pursuant to a promissory note with 1800 Diagonal Lending LLC in the amount of $61,600, of which, $50,750 was received in cash and $10,850 was recorded as debt issuance fees, which will be amortized over the life of the note. The note bears interest of 12% (increases to 22% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on January 10, 2024. The principal amount and the guaranteed interest are due and payable in ten equal monthly payments of $6,899, commencing on March 1, 2023 and continuing on the 1st day of each month thereafter. On April 17, 2023, the Company defaulted on the promissory note, and pursuant to the terms, the note became convertible. The company reclassed $49,280 in principal, $5,914 in accrued interest and assessed a default penalty of $27,597 to convertible notes payable. The note is convertible into common stock at 75% of the lowest trading price of the 10-trading day period ending on the latest complete day prior to the date of conversion. Pursuant to the default, the Company recorded a debt discount from the derivative equal to $76,877 due to this conversion feature, which, in addition to the transaction fees, has been amortized to the statement of operations. As of March 31, 2024, the note has a principal and accrued interest balance of $76,877 and $18,656, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Coventry Enterprises LLC

On October 7, 2022, the Company received funding pursuant to a promissory note with Coventry Enterprises LLC in the amount of $125,000. The note bears interest of 10% (increases to 18% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on October 7, 2023. On March 7, 2023, the Company defaulted on the promissory note, and pursuant to the terms, the note became convertible. The company reclassed $125,000 in principal, $12,500 in accrued interest and assessed a default penalty of $25,000 to convertible notes payable. The conversion price of this note is 90% per share of the lowest per-share VWAP during the 20 trading days prior to the conversion date. The Company recorded a debt discount from the derivative equal to $73,665 due to this conversion feature which has been amortized to the statement of operations. During the year ended December 31, 2023, the Company issued 523,333,333 common shares upon the conversion of principal and interest in the amount of $33,420. As of March 31, 2024, the note has a principal and accrued interest balance of $139,638 and $19,511, respectively. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Emunah Funding LLC

On October 20, 2017, the Company issued a convertible note to Emunah Funding LLC for $33,840, which includes $26,741 to settle outstanding accounts payable, transaction costs of $4,065, OID interest of $2,840, and cash consideration of $194. On November 6, 2017, the Company issued an Allonge to the convertible debt in the amount of $9,720. The Company received $7,960 in cash and recorded transaction fees of $1,000 and OID interest of $760. On November 30, 2017, the Company issued an Allonge to the convertible debt in the amount of $6,480. The Company received $5,000 in cash and recorded transaction fees of $1,000 and OID interest of $480. On January 11, 2018, the Company issued an Allonge to the convertible debt in the amount of $5,400. The Company received $5,000 in cash and recorded OID interest of $400. The note bears interest of 8% (increases to 24% per annum upon an event of default), matured on July 20, 2018, and is convertible into common stock at the lower of 1) 50% of the lowest trading price of the 20-trading day period ending on the latest complete day prior to the date of conversion; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $55,440 due to this conversion feature, which has been amortized to the statement of operations. On October 26, 2018, the principal amount of $40,000 was reassigned to Fourth Man, LLC. Pursuant to the default terms of the note, the Company entered a late filing penalty of $1,000. Prior to the period ended December 31, 2020, the note has converted $13,450 of principal and $4,918 of interest into .16 shares of common stock. As of March 31, 2024, the note has a principal balance of $2,990 and accrued interest of $3,411. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

FirstFire Global Opportunity Fund LLC

On March 8, 2021, the Company received funding pursuant to a convertible note issued to FirstFire Global Opportunities Fund LLC for $300,000 of which $242,900 was received in cash and $57,100 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default), matures on March 8, 2022, and is convertible into common shares at the lower of 1) a fixed rate of $0.005 or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $242,900 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $84,000. During the year ended December 31, 2021, the Company issued 135,000 common shares upon the conversion of principal in the amount of $235,000, and conversion fees of $5,000. During the year ended December 31, 2022, the Company issued 5,620,000 common shares upon the conversion of principal in the amount of $118,000, accrued interest of $36,000 and conversion fees of $2,500. As of March 31, 2024, the note has a principal balance of $31,000 and accrued interest of $13,289. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Fourth Man LLC

On December 22, 2022, the Company received funding pursuant to a convertible note issued to Fourth Man LLC for $52,000 of which $40,000 was received in cash and $12,000 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on December 22, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.0009; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $40,000 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $29,130, thereby increasing the principal balance of the note. During the three months ended March 31, 2024, the company reclassified $3,130 of the penalty from the principal balance to accrued interest to correct the balance per the note holder. As of March 31, 2024, the note has a principal balance of $78,000 and accrued interest of $12,778. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Jefferson Street Capital LLC

On March 5, 2019, the Company accepted and agreed to a Debt Purchase Agreement, whereby Jefferson Street Capital LLC acquired $30,000 of debt from an Emunah Funding LLC convertible note in exchange for $29,000, and the Company recorded a gain on settlement of debt of $1,000. The note bears no interest, matures on October 18, 2019, and is convertible into common stock at 57.5% of the lowest trading price of the 20 trading days ending on the latest complete day prior to the date of conversion. The Company recorded a debt discount from the derivative equal to $29,000 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2019, the Company issued .24 common shares upon the conversion of principal in the amount of $24,000 and $1,000 in conversion fees. As of March 31, 2024, the note has a principal balance of $5,000. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Mammoth Corporation

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mammoth Corporation for $27,500, of which $25,000 was received in cash and $2,500 was recorded as transaction fees. The note bears interest at 0% (18% per annum upon an event of default), matures on December 3, 2022, and converts into 50% multiplied by the average of the three lowest common stock trading prices during the 30-day trading period on the trading day prior to the conversion date. The Company recorded a debt discount from the derivative equal to $25,000 due to this conversion feature, which has been amortized to the statement of operations. As of March 31, 2024, the note has a principal balance of $27,500 and accrued interest of $11,548. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Mast Hill Fund, LP

On January 27, 2022, the Company issued a convertible note to Mast Hill Fund, L.P. for $279,000, of which $75,550 was received in cash, $45,900 was recorded as transaction fees, and $157,550 was paid to Labrys Fund, L.P. to settle the principal amount of $140,000 and accrued interest of $16,800. The company recorded a loss on settlement of debt of $750. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on January 27, 2023, and is convertible into common shares at the lower of 1) a fixed rate of $0.90; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $212,584 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $73,809. During the year ended December 31, 2022, the Company issued 933,000 common shares upon the conversion of principal in the amount of $30,213, accrued interest of $20,517, and conversion fees of $5,250. As of March 31, 2024, the note has a principal balance of $322,596 and accrued interest of $60,826. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On March 3, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $63,000 of which $51,300 was received in cash and $11,700 was recorded as transaction fees. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on March 3, 2023, and is convertible into common shares at the lower of 1) a fixed rate of $0.30; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $51,300 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $17,619. As of March 31, 2024, the note has a principal balance of $80,619 and accrued interest of $19,061. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On April 1, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $425,000 of which $351,550 was received in cash and $73,450 was recorded as transaction fees. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on April 1, 2023, and is convertible into common shares at the lower of 1) a fixed rate of $0.18; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $351,545 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $113,062. During the year ended December 31, 2022, the Company issued 25,380,509 common shares upon the conversion of principal in the amount of $43,856, accrued interest of $36,225, and conversion fees of $8,750. During the year ended December 31, 2023, the Company issued 27,305,900 common shares upon the conversion of principal in the amount of $52,664, accrued interest of $3,655, and conversion fees of $3,500. As of March 31, 2024, the note has a principal balance of $441,541 and accrued interest of $64,770. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On September 6, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $125,000 of which $103,250 was received in cash and $21,750 was recorded as transaction fees. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on September 6, 2023, and is convertible into common shares at the lower of 1) a fixed rate of $0.06; or 2) the most favorable common stock conversion price. The Company recorded a debt discount from the derivative equal to $103,250 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $31,805. During the year ended December 31, 2023, the Company issued 432,200,000 common shares upon the conversion of principal in the amount of $105,309, accrued interest of $7,885, and conversion fees of $3,500. As of March 31, 2024, the note has a principal balance of $51,496 and accrued interest of $4,514. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On October 14, 2022, the Company received funding pursuant to a convertible note issued to Mast Hill Fund, L.P. for $245,000 of which $202,270 was received in cash and $42,730 was recorded as transaction fees. The note bears interest of 12% per annum, which will increase to 16% upon an event of default, matures on October 14, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.0035; or 2) the most favorable common stock conversion rate. The Company recorded a debt discount from the derivative equal to $202,270 due to this conversion feature, which has been amortized to the statement of operations. Pursuant to the default terms of the note, the Company entered a penalty of $64,512. During the year ended December 31, 2023, the Company issued 714,400,000 common shares upon the conversion of principal in the amount of $27,066, accrued interest of $25,286, and conversion fees of $3,500. As of March 31, 2024, the note has a principal balance of $282,446 and accrued interest of $26,170. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

Pacific Pier Capital LLC

On May 20, 2022, the Company received funding pursuant to a convertible note issued to Pacific Pier Capital LLC for $60,000 of which $47,760 was received in cash and $12,240 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on May 20, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.105; or 2) the most favorable common stock conversion rate. Due to the default on May 20, 2023, the company recorded a default penalty of $16,800, thereby increasing the principal balance of the note. During the three months ended March 31, 2024, the company reclassified $1,800 of the penalty from the principal balance to accrued interest to correct the balance per the note holder. The Company recorded a debt discount from the derivative equal to $47,760 due to this conversion feature, which has been amortized to the statement of operations. During the year ended December 31, 2023, the Company issued 112,500,000 common shares upon the conversion of principal in the amount of $5,000, and conversion fees of $1,750. As of March 31, 2024, the note has a principal balance of $70,000 and accrued interest of $19,546. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

On November 3, 2022, the Company received funding pursuant to a convertible note issued to Pacific Pier Capital LLC for $20,000 of which $15,000 was received in cash and $5,000 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on November 3, 2023 and is convertible into common shares at the lower of 1) a fixed rate of $0.0015; or 2) the most favorable common stock conversion rate. The Company recorded a debt discount from the derivative equal to $15,000 due to this conversion feature, which has been amortized to the statement of operations. Due to the default on November 4, 2023, the company recorded a default penalty of $11,200, thereby increasing the principal balance of the note. During the three months ended March 31, 2024, the company reclassified $1,200 of the penalty from the principal balance to accrued interest to correct the balance per the note holder. As of March 31, 2024, the note has a principal balance of $30,000 and accrued interest of $5,586. This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were indeterminate due to the lack on conversion price floor and, as such, does constitute a derivative liability as the Company has insufficient authorized shares.

7. LEASES

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms from 2 years to 4.5 years.

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

ROU assets and lease liabilities related to our operating leases are as follows:

March 31, 2024
Right-of-use assets	$269,326
Current operating lease liabilities	82,070
Non-current operating lease liabilities	187,256

The following is a schedule, by years, of future minimum lease payments required under the operating leases:

Years Ending
December 31,	Operating Leases
2024 (remaining 9 months)	$72,600
2025	102,000
2026	85,256
2027	39,312
Total	299,168
Less imputed Interest	(29,842)
Total liability	$269,326

Other information related to leases is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Operating Leases	2.89 years	7%

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

On January 12, 2024, the Company entered into a Lease Agreement with Blefa Kegs, Inc. to lease 156 kegs. The agreement is for a period of 36 months, with a monthly payment of $690. At the end of the lease the Company will own the kegs with a $1 per keg buyout. The Company recorded ROU assets of $22,423 and lease liabilities of $22,423 in recognition of this lease.

During the three months ended March 31, 2024, the Company depreciated $6,006 of the finance right of use assets.

Finance lease assets and liabilities related to our finance lease are as follows:

March 31, 2024
Right-of-use assets	$74,747
Current finance lease liabilities	27,401
Non-current finance lease liabilities	47,346

The following is a schedule, by years, of future minimum lease payments required under the finance lease:

Years Ending
December 31,	Finance Lease
2024 (remaining 9 months)	$23,707
2025	31,609
2026	21,562
2027	3,691
2028	1,500
Total	82,069
Less imputed Interest	(7,322)
Total liability	$74,747

Other information related to the lease is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Lease	2.68 years	7%

Finance Lease – Related Party

The Company evaluated the leases in accordance with ASC 842 and determined that its leases meet the definition of a finance lease.

On November 6, 2022, the Company entered into a van lease agreement with an employee in the amount of $62,086. The lease has a term of 5 years, from November 2022 to October 2027, with a monthly payment of $1,035. During the three months ended March 31, 2024, the Company depreciated $2,412 of the right of use asset.

Related party finance lease assets and liabilities related to our finance lease are as follows:

March 31, 2024
Right-of-use assets - related party	$39,425
Current finance lease liabilities - related party	10,064
Non-current finance lease liabilities - related party	29,361

The following is a schedule, by years, of future minimum lease payments required under the related party finance lease:

Years Ending	Related Party
December 31,	Finance Lease
2024 (remaining 9 months)	$9,313
2025	12,417
2026	12,417
2027	10,348
Total	44,495
Less imputed Interest	(5,070)
Total liability	$39,425

Other information related to the lease is as follows:

Lease Type	Weighted Average Remaining Term	Weighted Average Interest Rate
Finance Lease	3.58 years	7%

8. LOANS PAYABLE

As of March 31, 2024 and December 31, 2023, loans payable was comprised of the following:

	March 31,	December 31,
	2024	2023
Auto loan	28,547	28,794
Promissory notes	600,000	550,000
Short term loan	9,500	9,500
Total loans payable	$638,047	$588,294

Non-current promissory notes	$200,000	$—

Current

On March 3, 2023, the Company purchased a vehicle and entered into a loan agreement in the amount of $31,694, with an annual interest rate of 13.39%. The loan is for a period of 74 months with a monthly payment of $626. As of March 31, 2024, the balance on the loan is $28,547.

On July 11, 2023, the Company entered into a Promissory Note with Micah Berry in the amount of $150,000. The full balance of this note, including all accrued interest, is due and payable 183 days from the issuance date, and will accumulate interest at a rate of 8% per annum, compounded daily. The note is secured with the issuance of 1,118 shares of Series A Convertible Preferred shares with a stated value of $300,183. The Company will also pay Mr. Berry 2% of net profits generated by the BrewBilt Taproom, for 60 months, commencing upon the first day of Taproom business. Pursuant to the terms of the note, the Taproom reported a net loss in Q1 2024, however the Company accrued royalties of $178 with a corresponding entry to loss on royalties to the statement of operations. During the three months ended March 31, 2024, the company paid $150,000 in principal and $6,861 in accrued interest, and as of March 31, 2024, the note has been fully satisfied.

On October 25, 2023, the Company entered into a Promissory Note with Richard and Catherine Beckley in the amount of $200,000. The full balance of this note, including guaranteed interest of $20,000, is due and payable on October 20, 2024. The note includes the issuance of 745 shares of Series A Convertible Preferred shares with a stated value of $200,033. The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 60 months, commencing on December 1, 2023. Pursuant to the terms of the note, the Taproom reported a net loss in Q1 2024, however the Company accrued royalties of $178 with a corresponding entry to loss on royalties to the statement of operations. As of March 31, 2024, the note has a principal balance of $200,000 and accrued interest of $20,000.

On October 25, 2023, the Company entered into a Promissory Note with Peter and Kacie Callaham in the amount of $200,000. The full balance of this note, including guaranteed interest of $20,000, is due and payable on October 20, 2024. The note includes the issuance of 745 shares of Series A Convertible Preferred shares with a stated value of $200,033. The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 60 months, commencing on December 1, 2023. Pursuant to the terms of the note, the Taproom reported a net loss in Q1 2024, however the Company accrued royalties of $178 with a corresponding entry to loss on royalties to the statement of operations. As of March 31, 2024, the note has a principal balance of $200,000 and accrued interest of $20,000.

On February 12, 2024, the Company entered into a Promissory Note with Micah Berry in the amount of $200,000. The full balance of this note, including accrued interest of 8% per annum, is due and payable on February 12, 2025. The note includes the issuance of 1,490 shares of Series A Convertible Preferred shares with a stated value of $400,065. The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 60 months, commencing on April 1, 2024. As of March 31, 2024, the note has a principal balance of $200,000 and accrued interest of $2,104.

During the year ended December 31, 2023, Direct Capital Group, Inc. advanced the company $19,000 and the company repaid $9,500. The remaining loan balance due of $9,500 bears no interest and is due on demand.

Non-current

On January 8, 2024, the Company entered into a Promissory Note with Peter and Kacie Callaham in the amount of $200,000. The full balance of this note, including guaranteed interest of $30,000, is due and payable on July 8, 2025. The note includes the issuance of 745 shares of Series A Convertible Preferred shares with a stated value of $200,033. The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 120 months, commencing on February 1, 2024. Pursuant to the terms of the note, the Taproom reported a net loss in Q1 2024, however the Company issued a royalty payment of $178 to the Callaham’s with a corresponding entry to loss on royalties to the statement of operations. As of March 31, 2024, the note has a principal balance of $200,000 and accrued interest of $30,000.

9. DERIVATIVE LIABILITIES

During the three months ended March 31, 2024, the Company valued the embedded conversion feature of the convertible notes, warrants, certain accounts payable and certain related party liabilities. The fair value was calculated at March 31, 2024 based on the lattice model.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the three months ended March 31, 2024:

	Notes	Warrants	Stock Payable	Total
Balance, beginning of period	$8,854,510	$6,635	$3,319,300	$12,180,445
Initial recognition of derivative liability	—	—	—	—
Derivative settlements	—	—	—	—
Loss (gain) on derivative liability valuation	954,565	(1)	(1,613,348)	(658,784)
Balance, end of period	$9,809,075	$6,634	$1,705,952	$11,521,661

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2024:

Valuation date
Expected dividends	0%
Expected volatility	880.13%
Expected term	.09 years
Risk free interest	5.49%

Warrants

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted. The Company valued the embedded derivatives within the warrants based on the independent report of the valuation specialist.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	359.35%-873.23%
Expected term	.09 – 3.74 years
Risk free interest	4.40%-5.49%

Stock Payable

The payables to be issued in stock are at 100% of the lowest closing market price with a 15 day look back. The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	505.15%
Expected term	1 year
Risk free interest	5.03%

10. WARRANTS

Common Stock

A summary of warrant activity for the three months ended March 31, 2024 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Warrants	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2023	66,429,395	$0.532	3.83	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(11,113)	—
Outstanding at March 31, 2024	66,418,282	$0.503	3.58	$—
Exercisable at March 31, 2024	66,418,282	$0.503	3.58	$—

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on options with an exercise price that is higher than the Company’s market stock price of $0.0001 on March 31, 2024.

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

11. RELATED PARTY TRANSACTIONS

As of March 31, 2024 and December 31, 2023, related party transactions were comprised of the following:

	March 31,	December 31,
	2024	2023
Assets:
Financial lease assets	$39,425	$41,836

Current liabilities:
Accrued wages	$883,775	$884,852
Accrued interest on wages	$298,732	$278,677
Current finance lease liabilities	$10,064	$9,895

Related party liabilities:
Accounts payable	$69,708	$99,439
Advances	191,003	191,003
Note payable interest	120,436	107,025
Note payable, net of discount	280,328	320,656
Total related party liabilities	$661,475	$718,123

Non-current liabilities:
Financial lease liabilities	$29,361	$31,941
Notes payable	$1,492,396	$1,492,396

Financial lease

On November 6, 2022, the Company entered into a van lease agreement with an employee in the amount of $62,086. The lease has a term of 5 years, from November 2022 to October 2027, with a monthly payment of $1,035 (See Note 7).

Officer and Director Agreements

Jef Lewis

On January 1, 2024, the Company entered into a Directors Agreement with Jef Lewis for a term of one year. Pursuant to the Directors Agreement, the Company will compensate Mr. Lewis $36,000 per annum, payable monthly.

Bennett Buchanan

On January 1, 2024, the Company entered into a Directors Agreement with Bennett Buchanan for a term of one year.

Richard Hylen

On January 1, 2024, the Company entered into a Directors Agreement with Richard Hylen for a term of one year.

Sam Berry

On January 1, 2024, the Company entered into a Directors Agreement with Sam Berry for a term of one year.

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

During the three months ended March 31, 2024 and March 31, 2023, equipment in the amount of $0 and $33,909, respectively, was completed and delivered to the Company. As of March 31, 2024 and December 31, 2023, the Company has an outstanding accounts payable balance to BrewBilt Manufacturing of $68,963 and $99,439, respectively, which has been recorded as related party liabilities on the balance sheet.

All fabricated equipment is non-refundable. Any equipment purchased by BrewBilt Manufacturing on behalf of the company would potentially be refundable based on the individual manufacturers’ return policy.

The Company also recorded $33 for reimbursable expenses, and $712 in payables to related party note holders for royalties they deemed were earned in Q1 2024. Pursuant to the terms of the promissory notes, the Taproom reported a net loss in Q1 2024, and $712 was recorded as a loss on royalties to the statement of operations.

Related party advances and imputed interest

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the three months ended March 31, 2024, imputed interest of $7,143 was recorded to the statement of operations with a corresponding increase to additional paid in capital. As of March 31, 2024 and December 31, 2023, the Company has an outstanding balance owed to related parties of $191,003 and $191,003, respectively, which has been recorded as related party liabilities on the balance sheet.

Related party notes payable

On June 30, 2023, the Company entered into a senior secured promissory note with Adam Eisenberg in the amount of $200,000. The full balance of this note, including all accrued interest, is due and payable six months from the issuance date, and will accumulate interest at a rate of 8% per annum (increases to 22% in event of default), and is compounded daily. The note is secured with the issuance of 1,490 shares of Series A preferred stock with a stated value of $400,000. The Company recorded a deemed dividend in the amount of $400,000 as the noteholder is a related party. During the three months ended, the Company made a payment of $100,000. As of March 31, 2024, the note has a principal balance of $100,000 and an accrued interest balance of $17,549.

The convertible promissory note also includes the granting of 2,000 warrants convertible into an equivalent number of the Company’s Series A convertible preferred stock, at a strike price of $100 per share, immediately exercisable, with a contractual term of five years.

The Company recorded a total amount of $200,000 as a debt discount to the note for all of the embedded features in the promissory note, which is presented as an offset to the principal balance of the promissory note. As of December 31, 2023, the debt discount has been amortized to the statement of operations.

The Company will also pay Mr. Eisenberg a perpetual royalty fee set at 2% of the net profits generated by the BrewBilt Taproom, commencing on the first day of the Taproom business. The payments will be monthly and due on the first day of the following month. Pursuant to the terms of the note, the Taproom reported a net loss in Q1 2024, however the Company accrued royalties of $178 with a corresponding entry to loss on royalties to the statement of operations.

On July 24, 2023, the Company entered into a senior secured promissory note with Adam Eisenberg in the amount of $100,000. The full balance of this note, including all accrued interest, is due and payable on May 24, 2024, and will accumulate interest at a rate of 8% per annum, compounded daily. The note is secured with the issuance of 745 shares of Series A Convertible Preferred stock with a stated value of $200,032. The Company recorded a deemed dividend in the amount of $200,032 as the noteholder is a related party. As of March 31, 2024, the note has a principal balance of $100,000 and an accrued interest balance of $5,655.

The convertible promissory note also includes the granting of 1,000 warrants convertible into an equivalent number of the Company’s Series A convertible preferred stock, at a strike price of $100 per share, immediately exercisable, with a contractual term of five years.

The Company recorded a total amount of $100,000 as a debt discount to the note for all of the embedded features in the promissory note, which is presented as an offset to the principal balance of the promissory note. As of March 31, 2024, $90,164 of the debt discount has been amortized to the statement of operations.

The Company will also pay Mr. Eisenberg a perpetual royalty fee set at 1% of the net profits generated by the BrewBilt Taproom, commencing on the first day of the Taproom business. The payments will be monthly and due on the first day of the following month. Pursuant to the terms of the note, the Taproom reported a net loss in Q1 2024, however the Company accrued royalties of $89 with a corresponding entry to loss on royalties to the statement of operations.

On July 24, 2023, the Company entered into a senior secured promissory note with Steven Eisenberg, who is the father of director Adam Eisenberg, in the amount of $100,000. The full balance of this note, including all accrued interest, is due and payable on May 24, 2024, and will accumulate interest at a rate of 8% per annum, compounded daily. The note is secured with the issuance of 745 shares of Series A Convertible Preferred stock with a stated value of $200,032. The Company recorded a deemed dividend in the amount of $200,032 as the noteholder is a related party. As of March 31, 2024, the note has a principal balance of $100,000 and an accrued interest balance of $5,655.

The convertible promissory note also includes the granting of 1,000 warrants convertible into an equivalent number of the Company’s Series A convertible preferred stock, at a strike price of $100 per share, immediately exercisable, with a contractual term of five years.

The Company recorded a total amount of $100,000 as a debt discount to the note for all of the embedded features in the promissory note, which is presented as an offset to the principal balance of the promissory note. As of March 31, 2024, $90,164 of the debt discount has been amortized to the statement of operations.

The Company will also pay Mr. Eisenberg a perpetual royalty fee set at 1% of the net profits generated by the BrewBilt Taproom, commencing on the first day of the Taproom business. The payments will be monthly and due on the first day of the following month. Pursuant to the terms of the note, the Taproom reported a net loss in Q1 2024, however the Company accrued royalties of $89 with a corresponding entry to loss on royalties to the statement of operations.

Non-current related party notes payable and imputed interest

On March 31, 2022, the Company elected not to renew an employee agreement with Mike Schatz and converted accrued wages and interest of $114,355 to an interest free promissory note. This note will be repaid commencing on April 1, 2022, in monthly installments of no less than $2,000 until the principal amount is satisfied and paid in full. During the three months ended March 31, 2024, the Company recorded imputed interest of $3,828, which was recorded to the statement of operations with a corresponding increase to additional paid in capital. The balance at March 31, 2024 is $102,355 and is reported as non-current related party liabilities on the balance sheet.

On October 4, 2022, the Company entered in a Promissory Note with Donna Murtaugh, a former related party that is a holder of Convertible Preferred Series A shares. The shareholder agreed to cancel 3,259 shares of Series A Convertible Preferred stock in exchange for a Promissory Note in the amount of $875,041. The Company agreed to issue 87,504,150 shares of common stock as collateral in the event the note is not paid by the due date of December 31, 2025. During the three months ended March 31, 2024, the Company recorded imputed interest of $32,724 to the statement of operations, with a corresponding increase to additional paid in capital. The balance of the note as of March 31, 2024 is $875,041 and is reported as non-current related party liabilities on the balance sheet.

On December 14, 2023, the Company entered into a Promissory Note with Donna Murtaugh in the amount of $150,000. The full balance of this note, including guaranteed interest of $23,250, is due and payable on June 15, 2025. The note includes the issuance of 745 shares of Series A Convertible Preferred shares with a stated value of $200,033. The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 120 months, commencing on February 1, 2024. Pursuant to the terms of the note, the Taproom reported a net loss in Q1 2024, however the Company accrued royalties of $178 with a corresponding entry to loss on royalties to the statement of operations. The balance at March 31, 2024 is $150,000 and is reported as non-current related party liabilities on the balance sheet.

On December 27, 2023, the Company entered into a replacement Promissory Note with Bennett Buchanan and Rachel Diamond in the amount of $365,000. The note replaces the promissory notes dated April 14, 2023 for $295,000 and September 20, 2023 for $165,000. The full balance of this note, including guaranteed interest of $68,328, is due and payable on June 27, 2025. The replacement note includes the issuance of 1,614 shares of Series A Convertible Preferred shares with a stated value of $433,359. The balance at March 31, 2024 is $365,000 and is reported as non-current related party liabilities on the balance sheet.

The Company will also pay 2% of net profits generated by the BrewBilt Taproom, for 120 months, commencing on February 1, 2024. In addition, the Company will pay 2% of net profits generated from any future Taproom(s) that the company opens outside of Nevada City, CA. Pursuant to the terms of the note, the Taproom reported a net loss in Q1 2024, however the Company accrued royalties of $178 with a corresponding entry to loss on royalties to the statement of operations.

12. CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

On January 19, 2024, 745 shares of Convertible Series A shares with a stated value of $200,033 were issued to Peter and Kacie Callaham in connection with a promissory note.

On February 14, 2024, 1,490 shares of Convertible Series A shares with a stated value of $400,065 were issued to Micah Berry in connection with a promissory note.

Series A Convertible Preferred Stock – Related Parties

On January 8, 2024, 1,614 shares of Convertible Series A shares at $268.50 per share were issued to Bennett Buchanan and Rachel Diamond in connection with a related party promissory note. The company reclassified $433,359 in Convertible Preferred Stock payable to Series A Convertible Preferred Stock.

On January 15, 2024, 373 shares of Series A Convertible Preferred shares issued to Bennett Buchanan in connection with a related party promissory note were retired. The company reclassified $100,151 in Convertible Preferred Stock receivable to Series A Convertible Preferred Stock.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $268.50 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $16,438,913 which represents 61,225 Series A Convertible Preferred Stock at $268.50 per share, issued and outstanding as of March 31, 2024, outside of permanent equity and liabilities.

Convertible Preferred Stock Payable

On December 27, 2023, the company agreed to issue $433,359 of Convertible Series A shares to Bennett Buchanan and Rachel Diamond in connection with a promissory note. On January 8, 2024, the company issued 1,614 shares at $268.50 per share and reclassified preferred stock payable of $433,359 to Series A Convertible Preferred Stock.

Convertible Preferred Stock Receivable

On September 23, 2023, 373 Series A Convertible Preferred shares were issued to Bennett Buchanan with a stated value of $100,151 in connection with a promissory note. On December 27, 2023, the promissory note was cancelled and replaced with a new promissory note. Pursuant to the terms, the 373 shares of Series A Convertible stock will be retired. The shares were retired on January 15, 2024 and the company reclassified preferred shares receivable of $100,151 to Series A Convertible Preferred Stock.

13. PREFERRED STOCK

On January 25, 2011, the Company filed an amendment to its Nevada Certificate of Designation to create Series B Preferred Stock, with a par value of $0.001 and 10,000 shares authorized.

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

As of March 31, 2024, 5,000 Series B Preferred shares were authorized, of which 1,000 shares were issued and outstanding.

14. COMMON STOCK

As of March 31, 2024, 100,000,000,000 common shares, par value $0.0001, were authorized, of which 9,469,083,427 shares were issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at March 31, 2024:

March 31, 2024
Net tax loss carry-forwards	$6,209,913
Statutory rate	21%
Expected tax recovery	1,304,082
Change in valuation allowance	(1,304,082)
Income tax provision	$—

Components of deferred tax asset:
Noncapital tax loss carry-forwards	$1,304,082
Less: valuation allowance	(1,304,082)
Net deferred tax asset	$—

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

On November 30, 2023, the Company entered into a Distribution Agreement with Mussetter Distribution to distribute the company’s beer products. The agreement will remain in effect until terminated by either party.

Hops Agreement

On October 4, 2023, the company entered into an agreement with Hollingbery & Son, Inc. for the purchase of hops in the amount of $31,765. A deposit of 10% is due at harvest and the remaining balance within 30 days of delivery of the product.

Director Agreements

On January 1, 2024, the Company entered into a Directors Agreement with Jef Lewis for a term of one year. Pursuant to the Directors Agreement, the Company will compensate Mr. Lewis $36,000 per annum, payable monthly.

On January 1, 2024, the Company entered into a Directors Agreement with Bennett Buchanan for a term of one year.

On January 1, 2024, the Company entered into a Directors Agreement with Richard Hylen for a term of one year.

On January 1, 2024, the Company entered into a Directors Agreement with Sam Berry for a term of one year.

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

17. SUBSEQUENT EVENTS

Officer and Director Resignation

On April 22, 2024, the Company accepted the resignation of Sam Berry as a director and the Chief Operating Officer of the Company.

Promissory Notes – Related Party

On April 11, 2024, the Company entered into a Promissory Note with Bennett Buchanan in the amount of $65,000. The full balance of this note, including guaranteed interest of $6,500, is due and payable on April 10, 2025. The note includes the issuance of 298 shares of Series A Convertible Preferred shares with a stated value of $80,013. The Company will also pay 1% of net profits generated by the BrewBilt Taproom, for 120 months, commencing on May 1, 2024.

Subsequent Stock Issuances

On April 12, 2024, 298 shares of Convertible Series A shares at $268.50 per share were issued to Bennett Buchanan in connection with a related party promissory note.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

Revenues:

The Company’s revenues were $341,256 for the three months ended March 31, 2024 compared to $76,856 for the three months ended March 31, 2023. Revenues in Q1 2024 comprised of $122,532 in beer sales, $217,815 in taproom sales and $909 in merchandise sales. The primary increase was due to sales from the taproom which opened in December 2023. In addition, in Q1 2024, can sales increased 49% and keg sales increased 69% compared to Q1 2023. The increase in revenue is due to customer expansion through advertising and additional distribution options.

Cost of Sales:

The Company’s cost of sales was $235,406 for the three months ended March 31, 2024, compared to $106,360 for the three months ended March 31, 2023. Cost of sales in 2023 included raw materials, beer packaging, selling expenses, depreciation of the brewing equipment, direct labor expenses, overhead expenses and food and beverage costs for the taproom. The average cost per barrel was $138 for the three months ended March 31, 2024 compared to $148 for the three months ended March 31, 2023. The cost per barrel in Q1 2024 decreased due to an increase in beer production which has resulted in volume discounts on packaging and materials. In addition, there are costs that remain constant regardless of the amount of beer that is produced, such as rent, depreciation and direct labor.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries, and wages, share based compensation, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended March 31, 2024 and March 31, 2023, were $451,425 and $1,187,559, respectively. Although there was an increase in depreciation expense and G&A expenses in Q1 2024, there was a decrease in wages due to share based compensation in connection with directors’ agreements issued in Q1 2023.

Other Income (Expense):

Other income (expense) for the three months ended March 31, 2024 and March 31, 2023 was $409,462 and $(1,499,769), respectively. Other expense consisted of derivative valuation gains and losses, gains or losses on settlement of debt and conversion of debt, and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The variance is due to losses on conversion of debt of $1,906,732 and an increase in amortization of debt discounts during the three months ended March 31, 2023.

Net Profit (Loss):

Net profit (loss) for the three months ended March 31, 2024 was $63,887 compared to $(2,716,832) for the three months ended March 31, 2023. The increase in profit in Q1 2024 can be explained by the increase in gross profit, a decrease in share-based compensation, and a decrease in other expenses.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	March 31,	December 31,
	2024	2023
Current Assets	$140,705	$208,070
Current Liabilities	16,991,372	17,419,790
Working Capital (Deficit)	$(16,850,667)	$(17,211,720)

The overall working capital deficit decreased from $17,211,720 at December 31, 2023 to $16,850,667 at March 31, 2024 due to a decrease in derivative liabilities, accrued expenses and related party liabilities.

	March 31,	March 31,
	2024	2023
Cash Flows (used in) provided by Operating Activities	(224,562)	(131,309)
Cash Flows (used in) provided by Investing Activities	(9,081)	(10,632)
Cash Flows (used in) provided by Financing Activities	141,336	114,739
Net Increase (decrease) in Cash During Period	(92,307)	(27,202)

During the three months ended March 31, 2024 cash used in operating activities was $224,562 compared to $131,309 for the three months ended March 31, 2023. In Q1 2024, the company had increases in accrued interest and accounts payable and decreases in share-based compensation and losses on conversion of debt compared to Q1 2023.

During the three months ended March 31, 2024 cash used in investing activities was $9,081 compared to $10,632 for the three months ended March 31, 2023. The additions in Q1 2024 and Q1 2023 were leaseholder improvements for the taproom.

During the three months ended March 31, 2024, cash provided by financing activities was $141,336 compared to $114,739, for the three months ended March 31, 2023. The increase in cash provided by financing activity primarily resulted from an increase in proceeds from promissory notes during the three months ended March 31, 2024.

As of March 31, 2024, the Company had a cash balance and current asset total of $22,195 and $140,705 respectively, compared with $114,502 and $208,070 of cash and current assets, respectively, as of December 31, 2023. The decrease in assets was due to an increase in cash expenditures for the taproom which opened in December 2023.

As of March 31, 2024, the Company had total current liabilities of $16,991,372 compared with $17,419,790 as of December 31, 2023. The decrease in current liabilities was primarily attributed to a decrease in derivative liabilities and related party liabilities.

Going Concern

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of March 31, 2024 we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our December 31, 2023 audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuance of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC on April 5, 2024, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 15, 2024

/s/ Bennett Buchanan
By: Bennett Buchanan
Its: President, Chief Executive Officer